Form 10-Q
period 1996-03-31
AMERICA SERVICE GROUP INC /DE
filed 1996-05-15
CIK 877476

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ----------
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 --------
EXCHANGE ACT OF 1934

For the transition period from                    to                     .
                               -----------------     -------------------


                         Commission file number 0-19673

                           AMERICA SERVICE GROUP INC.

            (Exact name of registrant as specified in its charter)


     Delaware                                     51-0332317
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

                   TWO PENNS WAY, NEW CASTLE, DELAWARE 19720
              (Address and zip code of principal executive office)

                                 (302) 322-8200
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES   X   NO

   There were 3,247,462 shares of Common Stock outstanding as of May 9, 1996.

                           AMERICA SERVICE GROUP INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                            Page Number
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements Unaudited)

          Consolidated Balance Sheet at March 31, 1996
          and December 31, 1995                                       3

          Consolidated Statement of Operations for the quarters
          ended March 31, 1996 and March 31, 1995                     4

          Consolidated Statement of Cash Flows for the quarters
          ended March 31, 1996 and March 31, 1995                     5

          Notes to Consolidated Financial Statements                  6-7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              8-10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             11

FINANCIAL STATEMENTS

                           AMERICA SERVICE GROUP INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                           March 31,             December 31,
                                        --------------           -----------
                                             1996                     1995
                                             ----                     ----
Current assets:
Cash and cash equivalents                    $ 7,932,728        $12,049,855
Investments, at cost which approximates market   700,000            700,000
Accounts receivable:
    Health care sites (net of allowance)      13,135,741         11,669,007
    Other                                      4,997,664          4,919,797
Inventory                                        433,063            454,434
Prepaid expenses and income taxes              1,606,203          1,098,211
Current deferred taxes                         1,965,972          2,054,200
                                             -----------        -----------
     Total current assets                     30,771,371         32,945,504

Restricted investments                         4,667,603          4,574,624
Property and equipment, net                    4,366,527          3,239,004
Deferred taxes                                 1,572,000          1,153,800
Cost in excess of net assets of acquired
  company, net                                   485,207            495,771
Other assets                                     104,042             92,635
                                              ----------         ----------
           Total assets                      $41,966,750        $42,501,338
                                              ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                             $ 6,632,912        $ 7,015,264
Accrued expenses                              12,685,066         13,845,039
Deferred revenue                               9,127,076          9,109,469
Income taxes payable                             613,559            284,093
Notes payable                                    664,695
                                             -----------         ----------
     Total current liabilities                29,723,308         30,253,865
                                             -----------         ----------

Noncurrent portion of accrued expenses
  and notes payable                            3,581,000          3,581,000
Long term portion of notes payable               495,847


Commitments and contingent liabilities

Stockholders' equity:
     Common stock                                 34,040             34,040
     Additional paid-in-capital                6,886,721          6,886,721
     Retained earnings                         4,382,531          4,007,501
                                           -------------        -----------
                                              11,303,292         10,928,262
Less: Treasury stock                         (3,136,697)        (2,261,789)
                                           -------------        -----------
  Total stockholders' equity                   8,166,595          8,666,473
                                           -------------        -----------
    Total liabilities and
     stockholders' equity                 $   41,966,750       $ 42,501,338
                                           =============        ===========

                           AMERICA SERVICE GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                               Quarter Ended March 31,
                                             ----------------------------
                                                  1996                1995
                                                  ----                ----

Revenues                                     $38,969,569         $25,232,273
Health care expenses                          35,826,562          22,369,316
                                               ---------           ---------
Gross profit                                   3,143,007           2,862,957

Selling, general and administrative expenses   2,621,129           2,382,505
                                              ----------            --------
Income from operations                           521,878             480,452

Other income (expense):
    Interest income                              112,821              31,035
    Other income (expense)                       (8,669)             (2,336)
                                               ---------           ---------
                 Total other income              104,152              28,699

Income before taxes                              626,030             509,151
Provision for income taxes                       251,000             201,000
                                               ---------           ---------
Net income                                    $  375,030          $  308,151
                                               =========           =========

Earnings per common and common
  equivalent share                            $     0.12          $     0.09
                                               =========           =========

Common and common equivalent shares
  outstanding                                  3,151,003           3,304,249
                                               =========           =========

                           AMERICA SERVICE GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Three Months Ended March 31,
                                              --------------------------------
                                                       1996           1995
                                                       ----           ----

Cash flows from operating activities:
     Net income                                 $375,030            $308,151
     Adjustments to reconcile net income
       to net cash provided by (used for)
       operating activities:
           Depreciation and amortization         299,262             159,864
           (Increase) decrease in:
            Accounts receivable              (1,544,601)           1,097,015
            Inventory                             21,371              38,633
            Prepaid expenses and income taxes  (507,992)           (220,475)
            Deferred tax assets                (329,972)            (93,988)
            Other assets                        (11,407)            (11,371)
        Increase (decrease) in:
            Accounts payable                   (382,352)         (1,811,415)
            Accrued expenses                 (1,159,973)         (2,883,467)
            Deferred revenue                      17,607
            Income taxes payable                 329,466             295,000
                                             -----------          ----------
Net cash used for operating activities       (2,893,561)         (3,122,053)
                                             -----------          ----------

Cash flows from investing activities:
     Change in restricted investments, net      (92,979)             380,898
     Sales and maturities of investments                             219,984
     Capital expenditures                    (1,416,221)           (152,727)
                                             -----------           ---------
Net cash provided by (used for) investing
  activities                                 (1,509,200)             448,155
                                             -----------          ----------

Cash flows from financing activities:
     Proceeds from notes payable               1,160,542
     Exercise of stock options                                       140,804
     Purchase of treasury shares               (874,908)
                                                --------           ---------
Net cash provided by financing activities        285,634             140,804
                                                --------           ---------

Net decrease in cash and cash equivalents    (4,117,127)         (2,533,094)
Cash and cash equivalents beginning of
  period                                      12,049,855           3,829,888
                                               ---------           ---------
Cash and cash equivalents end of period       $7,932,728          $1,296,794
                                              ==========          ==========

Notes to Consolidated Financial Statements
March 31, 1996

1. BASIS OF PRESENTATION

     The interim consolidated financial statements as of March 31, 1996 and for the quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1995.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the quarters ended March 31, 1996 and 1995. The amount of dilution is computed using the treasury stock method and the risk free rate of return methodology for determining common stock equivalents in excess of 20% of common stock outstanding.

3. SUBSEQUENT EVENTS

     As previously announced, the Company signed an employment and other agreements with its President and Chief Executive Officer, effective April 1, 1996. Under the agreements, the Company sold to the new employee 146,000 shares of stock from treasury for a cash payment of $8.75 per share (the fair market value of the Company's common stock on April 1st) or $1,277,500, issued 40,000 restricted shares and granted 175,000 options to purchase shares of stock at $8.75, such grant being contingent upon approval by the stockholders of an amended stock option plan. Both the restricted stock award and the stock options are scheduled to vest equally over a four year period with accelerated vesting should the Company's common stock reach certain specified market prices. Generally accepted accounting principles require that the Company record a non-cash compensation charge to earnings over the vesting period. In the case of the stock awards, the charge is equal to the market value of the award shares on the date of the restricted stock award. In the case of the stock options, the charge is equal to the excess of the market value of the option shares on the date the amended stock option plan is approved by the stockholders of the Company, over the grant price.

     During April 1996, the Company's stock price reached the specified market prices required for accelerated vesting of the new employee's stock awards and stock options. As a result of this accelerated vesting, the Company will record a $350,000 pretax, non-cash charge to earnings in the second quarter 1996 relating to the restricted stock awards. The exact amount of the non-cash compensation charge to be recorded in the second quarter as a result of the vesting of stock options will depend on the closing price of the Company's common stock on May 23, 1996, the date of the stockholders' meeting.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     First Quarter 1996 Versus First Quarter 1995

     Revenues for the first quarter 1996 increased 54.4% to $38,970,000 from $25,232,000 in the first quarter of 1995. This increase is primarily attributed to the $13,821,000 in revenue from the new contract with the state of Georgia. Other contracts that started subsequent to the first quarter of 1995 added $1,501,000 in revenues. Repricings and renewals of existing contracts contributed an additional $1,824,000 in the first quarter of 1996. This revenue was offset by the expiration of certain contracts which had contributed approximately $3,778,000 in revenue during the first quarter of 1995.

     Health care expenses were $35,827,000 for the first quarter of 1996 or 91.9% of revenue. Health care expenses increased by $13,458,000 (60.2%) from the first quarter of 1995, primarily as a result of the addition of the Georgia contract. Health care expenses of $22,369,000 during the first quarter of 1995 were 88.7% of revenue for that period. The increase in health care expenses as a percentage of revenue relates primarily to additional start-up expenses incurred on the contract with Georgia as the Company implements its managed care provisions with medical providers.

     Selling, general and administrative expenses for the first quarter of 1996 were $2,621,000 or 6.7% of revenue compared with $2,383,000 or 9.4% of revenue in the first quarter of 1995. The percentage decrease is due primarily to leveraging our administrative cost structure over greater revenues associated with the Georgia contract.

     Other income, net, including interest income of $113,000, was $104,000 in the first quarter of 1996 compared with $29,000 in the first quarter of 1995. Interest income increased as a result of higher levels of investable cash throughout the quarter, relating primarily to the prepayment provisions in the Georgia contract.

     The provision for income taxes was $251,000 for the first quarter of 1996 compared with $201,000 for the first quarter of 1995. The Company's effective tax rate increased during 1996 from 39.5% to 40.1% as an increasing percentage of the Company's pretax income was being generated in states with higher tax rates.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and investments at March 31, 1996 were $8,633,000 compared with cash, cash equivalents and investments of $12,750,000 at December 31, 1995. Cash used in operating activities of $2,894,000 during the first quarter of 1996 compares with cash used in operating activities of $3,122,000 in the first quarter of 1995. Receivables from continuing contracts increased by approximately $1,545,000 over December 31, 1995 balances as certain large payments were not received until the second quarter of 1996. In addition, accrued expenses and accounts payable relating to the start-up of operations in Georgia began to be paid in the first quarter of 1996.

     The Company's notes payable at March 31, 1996 were $1,161,000, including $648,000 borrowed against a line of credit with its primary bank and $513,000 related to its excess insurance contract which is to be paid in equal installments through December 1996. The bank borrowings were used to finance investments in computer equipment and related costs associated with the Georgia contract. No bank borrowings were outstanding as of March 31, 1995.

     During February 1996, the Company announced a series of agreements with a new primary bank increasing the Company's available credit from $13.0 million to $26.5 million. This available credit consists of the following: a $7.0 million working capital line of credit, an $8.0 million line of credit available for collateral for the Company's performance bonds, a $7.0 million revolving line of credit for acquisition purposes and a $4.5 million line of credit available for equipment acquisitions and upgrades.

     As previously announced, the Company's President and Chief Executive Officer and its Senior Vice President and General Counsel resigned their positions with the Company. A non-recurring charge of $1,225,000 relating to severance and other related costs, including the surrender and cancellation of 146,000 stock options, was recorded in the fourth quarter of 1995. On April 1, 1996, the Company made a cash payment to these individuals aggregating $487,000 representing the spread between the stated option price and the price paid for the surrender and cancellation of the options. The balance of the charge relates primarily to severance costs that will be paid out over the next fifteen months.

     As previously announced, the Company signed an employment and other agreements with Mr. Scott L. Mercy to become its President and Chief Executive Officer, effective April 1, 1996. Under the agreements, the Company sold to Mr. Mercy 146,000 shares of stock from treasury for a cash payment of $8.75 per share (the fair market value of the Company's common stock on April 1st) or $1,277,500, issued 40,000 restricted shares and granted 175,000 options to purchase shares of stock at $8.75, such grant being contingent upon approval by the stockholders of an amended stock option plan. Both the restricted stock award and the stock options are scheduled to vest equally over a four year period with accelerated vesting should the Company's common stock reach certain specified market prices. Generally accepted accounting principles require that the Company record a non-cash compensation charge to earnings over the vesting period. In the case of the stock awards, the charge is equal to the market value of the award shares on the date of the restricted stock award. In the case of the stock options, the charge is equal to the excess of the market value of the option shares on the date the amended stock option plan is approved by the stockholders of the Company, over the grant price.

     During April 1996, the Company's stock price reached the specified market prices required for accelerated vesting of Mr. Mercy's stock awards and stock options. As a result of this accelerated vesting, the Company will record a $350,000 pretax, non-cash charge to earnings in the second quarter 1996 relating to the restricted stock awards. If the amended stock option plan is approved at the annual meeting of stockholders to be held May 23, 1996, and if the closing price of the Company's common stock on May 23, 1996 is $17, an additional pretax, non-cash compensation charge of $1,444,000 would be recorded in the second quarter of 1996. The exact amount of the non-cash compensation charge to be recorded in the second quarter as a result of the vesting of stock options will depend on the closing price of the Company's common stock on May 23, 1996.

     Management believes that the current levels of cash, when coupled with internally generated funds and the lines of credit, are sufficient to meet the
Company's immediately foreseeable cash needs.   The Company also continues to
review financing alternatives for its investments in computerization and other equipment which have historically been financed through operations.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.3*     Agreement dated February 26, 1996 between Jeffrey A. Reasons and America Service Group Inc.1

     10.4* Agreement dated Febraury 26,1996 between Don C. Brown and America Service Group Inc.1

     10.16* Loan Agreement among America Service Group Inc., Prison Health Services, Inc., UniSource, Inc. and Wilmington Trust dated February 20, 1996.

     11.1      Statement re computation of per share earnings.



* Filed as an exhibit under the indicated exhibit number) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Each such document is incorporated herein by reference.

1    Denotes management agreement or compensatory plan or arrangement.




     (b)  Reports on Form 8-K

          None

                                  SIGNATURES

     Pursuantant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:     May 13, 1996             /s/ Margaret O. Harrison
                                   -----------------------------------
                                   Margaret O. Harrison
                                   Sr. Vice President, Finance and
                                   Administration, Chief Financial Officer
                                   (PRINCIPAL FINANCIAL OFFICER)




                                   /s/ Thomas J. Burns, Jr.
                                    -----------------------------------
                                   Thomas J. Burns, Jr.
                                   Controller and Assistant Treasurer
                                   (PRINCIPAL ACCOUNTING OFFICER)