Form 10-Q
period 1996-06-30
AMERICA SERVICE GROUP INC /DE
filed 1996-08-14
CIK 877476

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- --
EXCHANGE ACT OF 1934


                 ~FOR~THE~QUARTERLY~PERIOD~ENDED~JUNE~30,~1996




                         COMMISSION FILE NUMBER 0-19673
                           AMERICA SERVICE GROUP INC.
            (Exact name of registrant as specified in its character)

Delaware                                             51-0332317
(State or other jurisdiction of                      (I.R.S. Employer)
incorporation or organization)                       Identification No.



                     TWO PENNS WAY, New Castle, Delaware  19720
                     ------------------------------------------
              (Address and zip code of principal executive office)
                                 (302) 322-8200
                                  -------------
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X        NO
          -------


  There were 3,283,462 shares of Common Stock outstanding as of August 9, 1996

                           AMERICA SERVICE GROUP INC.

                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


     Consolidated Balance Sheet at June 30, 1996         3
     and December 31, 1995

     Consolidated Statement of Operations for the        4
     six months and quarters ended June 30, 1996
     and 1995
                                                         5
     Consolidated Statement of Cash Flows for the
     six months ended June 30, 1996 and 1995
                                                         6
     Notes to Consolidated Financial Statements

Item 2.Management's Discussion and Analysis of         7-10
      Financial Condition and Results of
      Operations


PART II.  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of            11
Security Holders
                                                        12
Item 6:   Exhibits and Reports on Form 8-K

                           AMERICA SERVICE GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                      June 30,      December 31,
                                        1996            1995

Current assets
  Cash and cash equivalents         $ 4,016,487     $12,049,855
  Investments, at cost which            700,000         700,000
   approximates market
  Accounts receivable:
     Healthcare sites (net of        13,006,983      11,669,007
      allowance)                      9,945,422       4,919,797
     Advance billings and other
  Inventory                             350,637         454,434
  Prepaid expenses and income         3,348,913       1,098,211
    taxes
  Current deferred taxes              1,008,000       2,054,200
                                     ----------      ----------
     Total currents assets           32,376,442      32,945,504

Restricted investments                4,792,032       4,574,624
Property and equipment, net           5,936,449       3,239,004
Deferred taxes                        3,236,000       1,153,800
Cost in excess of net assets of         474,642         495,771
acquired company, net
Other assets                             89,415          92,635
                                     ----------      ----------
                                    $46,904,980     $42,501,338
                                     ----------      ----------
                                     ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                  $ 4,243,118     $ 7,015,264
  Accrued expenses                   19,210,099      14,129,132
  Deferred revenue                    8,878,381       9,109,469
  Notes payable                         206,939
                                     ----------      ----------
     Total current liabilities       32,538,537      30,253,865
                                     ----------      ----------
                                     ----------      ----------
Noncurrent portion of accrued
 expenses and deferred revenue        4,106,000       3,581,000
Obligations under stock option        2,034,375
  plan
Noncurrent portion of notes
 payable                                504,323
                                     ----------      ----------
     Total liabilities               39,183,235      33,834,865

Commitments and contingent
 liabilities

Stockholders' equity:
  Common stock                           34,040          34,040
  Additional paid-in-capital          7,628,689       6,886,721
  Retained earnings                     908,549       4,007,501
                                     ----------      ----------
                                      8,571,278      10,928,262
Less:  Treasury stock                  (849,533)     (2,261,789)
                                     -----------     -----------
  Total stockholders' equity          7,721,745       8,666,473
                                     -----------     -----------
                                    $46,904,980     $42,501,338
                                    ------------     -----------
                                    ------------     -----------

                           AMERICA SERVICE GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                            Six Months
                               Quarter Ended June 30,      Ended June 30,
                               ----------------------     ------------------
                               1996           1995        1996          1995
                               ----           ----        ----          ----

Revenues                     $38,964,977  $24,943,347  $77,934,546  $50,175,533
Health-care expenses          39,577,475   22,025,182   75,404,037   44,394,498
                            ------------  -----------  -----------  ----------
Gross Profit                    (612,498)   2,918,165    2,530,509   5,781,035

Selling, general and
  administrative expenses      2,859,257    2,345,654    5,480,384   4,728,159
Non-cash, non-recurring
 compensation charge           2,384,375                 2,384,375
                             -----------   ----------   ----------  ----------
   Total selling, general
   and administrative
   expenses                    5,243,632    2,345,654    7,864,759  4,728,159

Income (loss) from
  operations                  (5,856,130)     572,511   (5,334,250) 1,052,876

Other income (expense):
   Interest income                85,932       52,203      198,753     83,325
   Other income (expense)        (26,786)      (7,247)     (35,455)    (9,583)
                              -----------   ----------   ----------   --------
      Total other income          59,146       44,956      163,298     73,742


Income (loss) before taxes    (5,796,984)     617,467  (5,170,952)  1,126,618
Provision (benefit) for
 income taxes                 (2,323,000)     249,000  (2,072,000)    450,000
                              -----------  ----------  -----------  ----------
Net income (loss)            ($3,473,984)    $368,467 ($3,098,952)   $676,618
                              -----------  ----------  ----------   ----------
                              -----------  ----------  ----------   ----------

Earnings (loss) per
 common and common
 equivalent share                ($1.08)       $0.11      ($1.02)       $0.20
                              -----------  ----------  -----------   ----------
                              -----------  ----------  -----------   ----------

Common and common
 equivalent shares
 outstanding                  3,219,572    3,337,808   3,050,981    3,309,056
                             -----------  ----------   ----------   ----------
                             -----------  ----------   ----------   ----------

                           AMERICA SERVICE GROUP INC
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                     Six Months Ended June 30,
                                                     --------------------------
                                                     1996               1995
                                                     ----               ----

Cash flows from operating activities:
  Net income (loss)                               ($3,098,952)        $676,618
  Adjustments to reconcile net income to net
   cash used in operating activities:
Depreciation and amortization                         661,369          329,082
  Non-cash, non-recurring compensation charge       2,034,375
  (Increase) decrease in:
   Accounts receivable                             (6,363,601)        (233,134)
   Inventory                                          103,797           (6,946)
   Prepaid expenses and income taxes               (2,250,702)        (246,091)
   Deferred tax assets                             (1,036,000)        (207,988)
   Other assets                                         3,220           29,789
  Increase (decrease) in:
   Accounts payable                                (2,772,146)         (69,696)
   Accrued expenses                                 5,877,754       (1,954,540)
   Deferred revenue                                  (231,088)
   Income taxes payable                              (271,787)
                                                  ------------      -----------
Net cash used in operating activities              (7,343,761)      (1,682,906)
                                                  ------------      -----------

Cash flows from investing activities:
  Change in restricted investments, net              (217,408)         206,497
  Sales and maturities of investments                      -            58,083
  Capital expenditures                             (3,337,685)        (264,895)
                                                  ------------      -----------
Net cash used in investing activities              (3,555,093)            (315)
                                                  ------------      -----------

Cash flows from financing activities:
  Proceeds from notes payable borrowings              711,262
  Exercise of stock options                         1,751,626          302,163
  Sale of common stock                              1,277,500
  Purchase of treasury shares                        (874,902)
                                                  ------------      -----------
Net cash provided by financing activities           2,865,486          302,163
                                                  ------------      -----------

Net decrease in cash and cash equivalents          (8,033,368)      (1,381,058)
Cash and cash equivalents beginning of period      12,049,855        3,829,888
                                                  ------------      -----------
Cash and cash equivalents end of period            $4,016,487       $2,448,830
                                                  ------------      -----------
                                                  ------------      -----------

                           AMERICA SERVICE GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


1.   BASIS OF PRESENTATION

The interim consolidated financial statements as of June 30, 1996 and for the six months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the six months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1995.

2.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the six months and the quarters ended June 30, 1996 and 1995. The amount of dilution is computed using the treasury stock method. For the quarter and six months ended June 30, 1996, common share equivalents were not included in the calculation as they were anti-dilutive. Earnings per common and common equivalent share, when calculated on a stand-alone basis, will not necessarily be equal to the year-to-date calculations as a result of significant changes in the weighted number of shares outstanding.

3.   NON-CASH, NON-RECURRING COMPENSATION CHARGE

On April 1, 1996 the Company signed an employment and other agreements with its new President and Chief Executive Officer. Under the terms of the agreements, the Company sold 146,000 shares of stock from the treasury at a price of $8.75 per share (the fair market value of the Company's common stock on April 1, 1996), issued 40,000 restricted shares and granted options to purchase 175,000 shares of stock at $8.75 per share, with this option grant being subject to shareholder approval of an amended stock option plan. The amended stock option plan was approved by the stockholders at the May 23, 1996 Annual Meeting. Both the restricted stock award and the options contained accelerated vesting provisions should the price of the Company's stock achieve certain targeted price levels. The maximum targeted market price was reached on April 30, 1996, and therefore all options and the restricted stock became fully vested at that date. Accordingly, the Company recorded a non-cash, non-recurring charge to earnings in the second quarter equal to the fair market value of the restricted stock option on the date of the award ($350,000) and the excess of the fair market value at the date of the Shareholder approval of the amended stock option plan over the exercise price ($2,034,375).

The President's agreement also contains conditions whereby, upon termination of employment, the employee can require the Company to purchase and the Company can require the employee to sell to the Company, the 146,000 shares of stock purchased by the employee plus the vested portion of the restricted stock award. The purchase price of the shares will be equal to the average closing price of the shares for the thirty day period prior to the date of notification by either party of their intention to exercise this right.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

~Results of Operations~

SECOND QUARTER 1996 VERSUS SECOND QUARTER 1995

Revenues for the second quarter 1996 increased 56% to $38,965,000 from $24,943,000 in the second quarter 1995. The contract with the State of Georgia which commenced wazzu on October 1, 1995 accounted for $13,943,000 of the increase. Three of the Company's contracts, which commenced subsequent to the second quarter 1995, contributed wazzu revenues of $1,176,000 in the second quarter while six contracts which produced $3,100,000 in revenue in the second quarter 1995 were terminated prior to 1996 and therefore produced no revenue in the current quarter. Repricing and renewals of continuing contracts contributed an additional $1,928,000 in revenue during the current quarter.

Healthcare expenses during the second quarter 1996 were $39,577,000 or 101.6% of revenue. Healthcare expenses include a $2,100,000 provision for contract losses. Excluding the $2,100,000 charge during the second quarter, healthcare expenses were 96.2% of revenue in the second quarter 1996 compared with 88.3% in the second quarter 1995. The increase in health care expenses and the increase in healthcare expenses as a percentage of revenue can be attributed to specific cost issues relating to the contract with the State of Georgia. The Company has experienced higher than expected utilization of outside services, and higher than expected pharmacy and laboratory costs as it endeavors to implement its "managed care" philosophy throughout the State of Georgia. Rates for clinical and outpatient services have also been higher than anticipated. The 35,000 inmate system had previously been privatized as a "staffing only" contract and implementation of the managed care concept has taken longer than anticipated.

Selling, general and administrative expenses for the second quarter 1996 were $5,244,000, which included a $2,384,000 non-cash, non-recurring compensation charge related to stock awards and options issued to the President and Chief Executive Officer of the Company and $225,000 in legal and reserve adjustments. Excluding these charges, selling, general and administrative expenses increased $289,000 over the second quarter 1995 and were 6.8% of revenue in the second quarter 1996 compared with 9.4% in the second quarter 1995. The percentage decrease is due primarily to leveraging of the Company's administrative cost structure over greater revenues associated with the Georgia contract.

Other income was $59,000 for the second quarter 1996 compared with $45,000 during the second quarter 1995. Interest income has increased as a result of higher levels of investable cash during 1996 due to the prepayment feature of the Georgia contract. Interest expense was approximately $27,000 during the second quarter 1996 and relates principally to an equipment financing loan that has been repaid during August 1996.

An income tax benefit of $2,323,000 was recorded during the second quarter 1996 as a result of the losses incurred. The benefit rate is approximately 40%. The second quarter 1995 tax provision of $249,000 was recorded at an effective tax rate of approximately 40%.


SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Revenues of $77,935,000 for the six months ended June 30, 1996 increased 55% over revenue of $50,716,000 for the corresponding 1995 period. The contract with the State of Georgia accounted for $27,769,000 of the increase. Three contracts, which commenced subsequent to the second quarter 1995 contributed revenues of $2,320,000 in the six months ended June 30, 1996 while six contracts which produced $6,983,000 in revenue for the six months ended June 30, 1995 were terminated prior to 1996 and therefore produced no revenue in the current period. Repricing and renewals of continuing contracts and revenue associated with increased inmate populations contributed an additional $4,641,000 in revenue during the current six months.

Healthcare expenses during the six months ended June 30, 1996 were $75,404,000 or 97.8% of revenue. Healthcare expenses include a $2,100,000 provision for contract losses recorded in the second quarter. Excluding the $2,100,000 charge, healthcare expenses were 94.1% of revenue compared with 88.5% in the six month period ended June 30, 1995. The increase in healthcare expenses and the increase in the healthcare expenses as a percentage of revenue can be attributed to specific cost issues relating to the contract with the State of Georgia. Specifically the Company has experienced higher than expected utilization of outside services, and higher than expected pharmacy and laboratory costs as it endeavors to implement its "managed care" philosophy throughout the State of Georgia. Rates for clinical and outpatient services have also been higher than anticipated. The 35,000 inmate system had previously been privatized as a "staffing only" contract and implementation of the managed care concept has taken longer than anticipated.

Selling, general and administrative expenses for the six month period ended June 30, 1996 were $7,865,000, which included a $2,384,000 non-cash, non-recurring compensation charge related to stock awards and options issued to the President and Chief Executive Officer of the Company and $225,000 in legal and reserve adjustments. Excluding these charges, selling, general and administrative expenses during the six months ended June 30, 1996 increased $527,000 over the comparable 1995 period and were 6.7% of revenue in the six months ended June 30, 1996 compared with 9.4% of revenue for the comparable 1995 period. The percentage decrease is due primarily to leveraging of the Company's administrative cost structure over greater revenues associated with the Georgia contract.

Other income was $163,000 for the six months ended June 30, 1996 compared with $74,000 during the comparable 1995 period. Interest income has increased as a result of higher levels of investable cash during 1996 due to the prepayment feature of the Georgia contract. Interest expense was approximately $35,000 during the 1996 period and relates principally to an equipment financing loan that has been repaid in August 1996.

An income tax benefit of $2,072,000 has been recorded during the six months ended June 30, 1996 as a result of the losses incurred. The benefit rate is approximately 40%. The comparable 1995 tax provision of $450,000 was recorded at an effective tax rate of approximately 40%.

~Liquidity and Capital Resources~

The Company's cash, cash equivalents and investments at June 30, 1996 were $4,716,000 compared with cash, cash equivalents and investments of $12,750,000 at December 31, 1995. Cash used in operating activities during the six months ended June 30, 1996 was $7,344,000 compared to cash used in operations of $1,683,000 for the comparable 1995 period. The primary uses of cash during the period were the increase in accounts receivable ($6,364,000), an increase in prepaid taxes ($2,522,000) and a decrease in accounts payable ($2,772,000). The increase in accounts receivable is attributable to the timing of cash receipts of two large state contracts. These payments approximating, $5,500,000, were received prior to the end of July. Accounts payable decreases can be attributed to the Georgia contract payables which began being paid in volume subsequent to the first of the year. The increase in prepaid expenses and income taxes is due to the fact that estimated taxes have been paid during the six month period ended June 30, 1996 on projected 1996 pretax operating profit prior to the recording of the operating losses late in the second quarter. Additionally a benefit has been provided on these losses under the assumption that previously paid income taxes would be recoverable. These uses of cash were partially offset by an increase in accrued expenses due mainly to the provisions for contract losses.

As previously disclosed, the non-cash, non-recurring compensation charge relates to the grant and vesting of stock options awarded to the Company's newly appointed President and Chief Executive Officer. While this charge has been deducted for financial reporting purposes, the amount of taxable deduction will not be recognized until the options are actually exercised. Therefore, a deferred tax asset has been established for this compensation charge. Upon exercise of the options, the deferred compensation charge will be credited to additional paid-in-capital along with the associated income tax benefit realized.

In February 1996, the Company announced a series of agreements with a new primary lending bank. During the second quarter 1996 the Company and the bank mutually restructured the components of the lines of credit which now consist of a $6.5 million working capital line of credit, a $15.0 million line of credit available for collateral for the Company's performance bonds and a $5 million revolving line of credit for acquisition purposes. As of June 30, 1996 letters of credit totaling $10.3 million had been issued as collateral for performance bonds. An equipment financing note of $.6 million, issued on March 29, 1996 has been repaid in August 1996.

Management believes that the current levels of cash, when coupled with internally generated funds and the lines of credit, are sufficient to meet the Company's immediately foreseeable cash needs.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of America Service Group Inc. was held on May 23, 1996.

     (b) At the Annual Meeting of Stockholders, proposals were considered for the election of Thomas F. Bogan, William D. Eberle, John W. Gildea, Carol
E. Goldberg, Douglas L. Jackson, and Scott L. Mercy as directors to serve until 1997 Annual Meeting of Stockholders.

     (c) Set forth below is the tabulation of the votes on each matter, voted upon at the meeting.

          (i)  Election of Directors

                                               For              Withheld

                       Thomas F. Bogan      2,704,055            199,498
                     William D. Eberle      2,703,855            199,698
                        John W. Gildea      2,465,621            437,932
                     Carol R. Goldberg      2,700,355            203,198
                    Douglas L. Jackson      2,466,621            436,932
                        Scott L. Mercy      2,703,055            200,498


          (ii) Ratification  of  the  selection  of  Price  Waterhouse  LLP   as
          independent accountants for the Company for 1996.

                       For       Withheld      Abstain     Broker Non-Votes

                    2,892,253     10,800          0

          (iii)     Approval of the Amended Incentive Stock Plan.

                       For       Withheld      Abstain     Broker Non-Votes

                    1,341,646     550,109       19,809

          (iv) Approval of the Employee Stock Purchase Plan

                       For       Withheld      Abstain     Broker Non-Votes

                    1,872,080     27,175        12,309

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 America Service Group Inc. Amended Incentive Stock Plan (as adopted by the Board of Directors on March 19, 1996).*

          10.2 Employment Agreement dated April 1, 1996 between Scott L. Mercy and America Service Group Inc.*

          10.3 Employment Agreement dated April 1, 1996 between Margaret O. Harrison and America Service Group Inc.*

          10.4 Employment Agreement dated April 1, 1996 between Stuart H. Shapiro and America Service Group Inc.*

          10.5 Health Care Services Contract with the State of Delaware, dated June 3, 1996.

          11.1   Statement re computation of per share earnings

          27   Financial Data Schedule


 -----------

*Denotes management agreement or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      AMERICA SERVICE GROUP INC.



                                      /s/Scott L. Mercy
                                      -------------------------------
Dated:  August 13, 1996               Scott L. Mercy
                                      President and Chief Executive Officer
                                      (Principle Executive Officer)



                                      /s/Margaret O. Harrison
                                      -------------------------------
                                      Margaret O. Harrison
                                      Sr. Vice President, Finance and
                                      Administration, Chief Financial Officer
                                      (Principal Financial Officer)



                                      /s/Thomas J. Burns, Jr.
                                      ------------------------------
                                      Thomas J. Burns, Jr.
                                      Controller and Assistant Treasurer
                                      (Principal Accounting Officer)