Form 10-Q
period 1996-09-30
AMERICA SERVICE GROUP INC /DE
filed 1996-11-14
CIK 877476

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

              ~For~the~quarterly~period~ended~September~30,~1996
                                      ~
                                      or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from        to       .
                                               -----    ------

                        COMMISSION FILE NUMBER 0-19673

                           AMERICA SERVICE GROUP INC.
           (Exact name of registrant as specified in its character)

Delaware                                             51-0332317
(State or other jurisdiction of                      (I.R.S. Employer)
incorporation or organization)                       Identification No.


                  TWO PENNS WAY, New Castle, Delaware  19720

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

          YES   X        NO
          -------

There were 3,295,112 shares of Common Stock outstanding as of November 11,
1996

                          AMERICA SERVICE GROUP INC.

                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                    Page Number
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at September 30,        3
     1996 and December 31, 1995
                                                         4
     Consolidated Statements of Operations for
     the nine months and the quarters ended
     September 30, 1996 and 1995                         5

     Consolidated Statements of Cash Flows for
     the nine months and the quarters ended              6
     September 30, 1996 and 1995

     Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of       7-9
     Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

Item 4:   Submission of Matters to a Vote of
Security Holders

Item 6:   Exhibits and Reports on Form 8-K


                           AMERICA SERVICE GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                 September 30, 1996            December 31, 1995
                                                                 ------------------            -----------------

Current assets
  Cash and cash equivalents                                  $11,521,092                   $12,049,855
  Investments, at cost which approximates market                 700,000                       700,000
  Accounts receivable:
     Healthcare sites (net of allowance)                       5,489,567                    11,669,007
     Advance billings and other                                9,748,560                     4,919,797
  Inventory                                                      334,870                       454,434
  Prepaid expenses and income taxes                            2,807,435                     1,098,211
  Current deferred taxes                                       3,046,353                     2,054,200
                                                             ------------                   ----------
     Total currents assets                                    33,647,877                    32,945,504

Restricted investments                                         4,755,162                     4,574,624
Property and equipment, net                                    6,020,223                     3,239,004
Deferred taxes                                                 1,572,000                     1,153,800
Cost in excess of net assets of acquired company, net            464,077                       495,771
Other assets                                                     104,416                        92,635
                                                             ------------                  ------------
                                                             $46,563,755                   $42,501,338
                                                             ------------                  ------------
                                                             ------------                  ------------



                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $5,713,533                    $7,015,264
  Accrued expenses                                            17,051,767                    13,845,039
  Deferred revenue                                             9,092,188                     9,109,469
  Income taxes payable                                            49,755                       284,093
  Notes payable                                                   51,202                          --
                                                             -----------                   -----------
     Total current liabilities                                31,958,445                    30,253,865
                                                             -----------                   -----------
Noncurrent portion of accrued expenses and notes payable       4,407,000                     3,581,000
Deferred non-cash compensation charge                          2,034,375                         --
                                                             -----------                   -----------
     Total liabilities                                        38,399,820                    33,834,865

Commitments and contingent liabilities

Stockholders' equity:
  Common stock                                                    34,040                        34,040
  Additional paid-in-capital                                   7,604,850                     6,886,721
  Retained earnings                                            1,335,603                     4,007,501
                                                             -----------                   -----------
                                                               8,974,493                    10,928,262
Less:  Treasury stock                                           (810,558)                   (2,261,789)
                                                             ------------                  ------------
  Total stockholders' equity                                   8,163,935                     8,666,473
                                                             ------------                  ------------
                                                              $46,563,755                  $42,501,338
                                                             ------------                  -----------
                                                             ------------                  -----------

                           AMERICA SERVICE GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Quarter Ended September 30,        Nine Months Ended September 30,
                                                                ---------------------------        -------------------------------
                                                                1996                  1995              1996            1995
                                                                ----                  ----              ----            ----

Revenues                                                     $37,472,333          $25,784,466        $115,406,879     $75,960,086
Health care expenses                                          34,100,935           22,904,817         109,504,972      67,299,315
                                                             -----------          -----------        ------------     -----------
Gross Profit                                                   3,371,398            2,879,649           5,901,907       8,660,771

Selling, general and administrative expenses                   2,739,040            2,373,395           8,219,424       7,101,554
Non-cash, non-recurring compensation charge                       --                    --              2,384,375          --
                                                              ----------          -----------        ------------     -----------
Income (loss) from operations                                    632,358              506,254         (4,701,892)       1,559,217

Other income (expense):
  Interest income                                                 87,155               27,493            285,928          110,731
  Other income (expense)                                          (5,459)              (3,314)           (40,914)         (12,897)
                                                              -----------         ------------       ------------     ------------
    Total other income                                            81,696               24,179            245,014           97,834


Income before taxes                                              714,054              530,433         (4,456,878)       1,657,051
Provision for income taxes                                       287,000              204,000         (1,784,980)         654,000
                                                              -----------         ------------       ------------     -----------
Net income (loss)                                               $427,054             $326,433        ($2,671,898)      $1,003,051
                                                              -----------         ------------       ------------     -----------
                                                              -----------         ------------       ------------     -----------

Earnings (loss) per common and common equivalent share             $0.12               $0.10              ($0.85)           $0.30
                                                              -----------         ------------       ------------     ------------
                                                              -----------         ------------       ------------     ------------

Common and common equivalent shares outstanding                3,516,726            3,348,808          3,128,413
                                                              -----------         -----------        ------------     ------------
                                                              -----------         -----------        ------------     ------------

                           AMERICA SERVICE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                        1996              1995
                                                                        ----              ----
Cash flows from operating activities:
  Net income (loss)                                                 ($2,671,898)       $1,003,051
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
  Depreciation and amortization                                         698,331           496,430
  Non-cash, non-recurring compensation charge                         2,034,375             --
  (Increase) decrease in:
     Accounts receivable                                              1,350,677         3,045,816
     Inventory                                                          119,564           (76,477)
     Prepaid expenses and income taxes                               (1,709,224)         (128,930)
     Deferred tax assets                                             (1,410,353)         (305,988)
     Other assets                                                       (11,781)           20,295
  Increase (decrease) in:
     Accounts payable                                                (1,301,731)         (830,338)
     Accrued expenses                                                 4,032,728        (2,575,318)
     Deferred revenue                                                   (17,281)            --
     Income taxes payable                                              (234,338)            --

                                                                   --------------      -----------
Net cash provided by operating activities                               879,069           648,541
                                                                   --------------      -----------

Cash flows from investing activities:
  Change in restricted investments, net                                (180,538)          206,497
  Sales and maturities of investments                                                      33,495
  Capital expenditures                                               (3,447,856)         (635,891)
                                                                   --------------      -----------
Net cash used in investing activities                                (3,628,394)         (395,899)
                                                                   --------------      -----------

Cash flows from financing activities
Proceeds from notes payable borrowings                                   51,202             --
  Exercise of stock options                                           1,766,762           302,163
  Sale of common stock                                                1,277,500             --
  Purchase of treasury shares                                          (874,902)         (525,000)
                                                                   --------------      ------------
Net cash provided (used in) financing activities                      2,220,562          (222,837)
                                                                   --------------      ------------

Net increase (decrease) in cash and cash equivalents                   (528,763)           29,805
Cash and cash equivalents beginning of period                        12,049,855         3,829,888
                                                                   --------------      -----------
Cash and cash equivalents end of period                             $11,521,092        $3,859,693
                                                                   --------------      -----------
                                                                   --------------      -----------

                         AMERICA SERVICE GROUP INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996


1.   BASIS OF PRESENTATION

The interim consolidated financial statements as of September 30, 1996 and for the nine months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1995.

2.   Earnings per Common and Common Equivalent Share

Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the nine months and the quarters ended September 30, 1996 and 1995. The amount of dilution is computed using the treasury stock method. For the nine months ended September 30, 1996, common share equivalents were not included in the calculation as they were anti-dilutive. Earnings per common and common equivalent share, when calculated on a stand alone basis, will not necessarily be equal to the year-to-date calculations as a result of significant changes in the weighted number of shares outstanding.

                         AMERICA SERVICE GROUP INC.


THIRD QUARTER 1996 VERSUS THIRD QUARTER 1995

Revenues for the third quarter 1996 increased $11,688,000 or 45% to $37,472,000 from $25,784,000 in the third quarter 1995. The contract with the State of Georgia which will expire on June 30, 1997, accounted for $14,087,000 of revenues durng the third quarter 1996. Two contracts which commenced during the third quarter of 1996 contributed revenues of $2,629,000. Eight contracts which produced revenue of $5,762,000 during the third quarter of 1995 were terminated prior to the third quarter of 1996 and therefore produced no revenue in the current quarter. Repricing and renewals of continuing contracts contributed an additional $734,000 in revenue during the current quarter.

Health care expenses during the third quarter 1996 were $34,101,000 or 91% of revenue. Health care expenses in the third quarter of 1995 were 88.8% of revenue. The increase in health care expenses and the increase in the percentage of revenue can be attributed to specific cost issues relating to the contract with the State of Georgia. During the second quarter of 1996, the Company established reserves directly attributable to these cost issues in Georgia and implemented operational, management and staffing changes intended to bring the health care expenses in line with expectations. The Company experienced higher than expected utilization of outside services, pharmacy and laboratory as it endeavors to implement its "managed care" philosophy throughout the State of Georgia. Rates for clinical and outpatient services have also been higher than anticipated.
Selling, general and administrative expenses for the third quarter 1996 were $2,739,000 or 7.3% of revenue, compared with $2,373,000 or 9.2% of revenue in the third quarter of 1995. The percentage decrease is due primarily to leveraging the Company's administrative cost structure over greater revenues associated with the Georgia contract.

Other income, net, including interest income, was $82,000 for the third quarter 1996 compared with $24,000 during the 1995 third quarter. Interest income has increased as a result of higher levels of investable cash during 1996 due to the prepayment feature of the Georgia contract. Interest expense was approximately $5,000 during the third quarter 1996 and relates principally to an equipment financing loan that was repaid in August 1996.

The provisions for income taxes was $287,000 for the third quarter 1996 compared with a provision for income taxes of $204,000 in the third quarter of 1995. The effective income tax rate was approximately 40% in the third quarter of 1996. The effective tax rate has increased in 1996 from approximately 39% in 1995 as an increasing percentage of the Company's pretax income is being generated in states with higher income tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1995

Revenues of $115,407,000 for the nine months ended September 30, 1996 increased 52% over revenues of $75,960,000 for the corresponding 1995 period. The contract with the State of Georgia accounted for $41,856,000 of revenues during the nine months ended September 30, 1996. Five contracts that either commenced during 1996 or were not operating the full nine months of 1995, contributed $5,759,000 more revenue in the nine months ended September 30, 1996 than the nine months of 1995. Seven contracts that were terminated during 1995 generated revenue of $8,478,000 during the nine months ended September 30, 1995, while four contracts were terminated in 1996 resulting in a decrease in revenue of $3,494,000 when comparing 1996 revenue to 1995. Repricing and renewals of continuing contracts and revenue associated with increased inmate populations contributed an additional $3,804,000 in revenue during the current nine months.

Health care expenses during the nine months ended September 30, 1996 were $109,505,000 or 94.9% of revenue. Health care expenses include $2,100,000 in contract accounting and reserve adjustments recorded during the second quarter of 1996. Excluding the $2,100,000 charge, health care expenses were 93.1% of revenue compared with 88.6% in the nine month period ended September 30, 1995. The increase in health care expenses and the increases in the percentage of revenue is attributable to specific cost issues relating to the contract with the State of Georgia. The Company has experienced higher than expected utilization of outside services, pharmacy and laboratory as it endeavors to implement its "managed care" philosophy throughout the State of Georgia. Rates for clinical and outpatient services have also been higher than anticipated. The 35,000 inmate system had previously been privatized as a "staffing only" contract and implementation of the managed care concept has taken longer than anticipated.

Selling, general and administrative expenses for the nine-month period ended September 30, 1996 were $10,604,000, which included a $2,384,000 non-cash, non-recurring compensation charge related to stock awards and options issued to the president and chief executive officer of the Company and $225,000 in legal and reserve adjustments. Excluding these charges, selling general and administrative expenses during the nine months ended September 30, 1996 increased $893,000 over the comparable 1995 period and were 6.9% of revenue compared with 9.4% of revenue for the comparable 1995 period. The percentage decrease is due primarily to leveraging the Company's administrative cost structure over greater revenues associated with the Georgia contract, while the increase in the costs is directly attributable to the administrative costs associated with the Georgia contract.

Other income, net, including interest income, was $245,000 for the nine months ended September 30, 1996 compared with $98,000 during the comparable 1995 period. Interest income has increased as a result of higher levels of investable cash during 1996 due to the prepayment feature of the Georgia contract. Interest expense was approximately $41,000 during the 1996 period and relates principally to an equipment financing loan that was repaid in August 1996.

An income tax benefit of $1,785,000 was recorded during the nine months ended September 30, 1996 as a result of the losses incurred. The benefit rate is approximately 40%. The 1995 tax provision of $654,000 was recorded at an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and investments at September 30, 1996 were $12,221,000 compared with cash, cash equivalents and investments of $12,750,000 at December 31, 1995. Cash provided by operating activities during the nine months ended September 30, 1996 was $879,000 compared to cash provided by operating activities of $649,000 for the comparable 1995 period.

The primary sources of cash during the period were the decrease in accounts receivable of $1,351,000, and a net increase in the combined line items of accounts payable and accrued expenses. The decrease in accounts receivable is the result of settlement of contract year issues with a large state contract. Accounts payable decreased $1,302,000 during the period as a result of Georgia contract related invoices which began being paid in volume during 1996. Accrued expenses increased by $4,032,000 during the period, of which approximately $2,000,000 relates to the contract reserves recorded during the second quarter. The increase in prepaid expenses and income taxes is due to the fact that estimated taxes have been paid during the nine month period ended September 30, 1996 on projected 1996 pretax operating profit prior to the recording of the operating losses late in the second quarter. Additionally, a benefit has been provided on 1996 losses under the assumption that previously paid income taxes will be recoverable. Capital expenditures of approximately $3,448,000 have been made during 1996 primarily on computer and related software development associated with the Georgia contract.

As previously disclosed, the non-cash, non-recurring compensation charge relates to the grant and vesting of stock options awarded to the newly appointed president and chief executive officer. While this charge has been deducted for financial reporting purposes, the amount of the tax deduction will not be recognized until the options are actually exercised. Therefore, a deferred tax asset has been established for this compensation charge. Upon exercise of the options, the deferred compensation charge will be credited to additional paid-in-capital along with the associated income tax benefit realized.

In February 1996, the Company announced a series of agreements with a new primary lending bank. During the second quarter the Company and the bank mutually restructured the components of the lines, which now consist of a $6.5 million working capital line of credit, a $15.0 million line of credit available for collateral for the Company's performance bonds and a $5 million revolving line of credit for acquisition purposes. As of November 4, 1996, collateralized letters of credit of approximately $10.8 million had been issued to support various performance bonds outstanding. An equipment financing note of $4.6 million, issued on March 29, 1996, was repaid during August 1996.

Management believes that the current levels of cash and investments, when coupled with internally generated funds, are sufficient to meet the Company's immediately foreseeable cash needs.

PART II.  OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Employment Agreement, dated July 12, 1996 between Michael Catalano and America Service Group Inc.*

          11.1 Statement re computation of per share earnings

          27   Financial Data Schedule


     -----------

          *Denotes management agreement or compensatory plan or aarrangement.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      AMERICA SERVICE GROUP INC.



                                      /s/ SCOTT L. MERCY
                                      -------------------------------------
Dated:  November 14, 1996             Scott L. Mercy
                                      President and Chief Executive Officer
                                      (Principle Executive Officer)



                                      /s/ MARGARET O. HARRISON
                                      -------------------------------------
                                      Margaret O. Harrison
                                      Sr. Vice President, Finance and
                                      Administration, Chief Financial
                                      Officer
                                      (Principal Financial Officer)



                                      /s/ THOMAS J. BURNS, JR.
                                      -------------------------------------
                                      Thomas J. Burns, Jr.
                                      Controller and Assistant Treasurer
                                      (Principal Accounting Officer)