Form 10-K
period 1996-12-31
AMERICA SERVICE GROUP INC /DE
filed 1997-04-02
CIK 877476

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                     to
                                       ---------------------  ------------------

                            Commission file number 0-23340

                             AMERICA SERVICE GROUP INC.
               (Exact name of registrant as specified in its charter)

                Delaware                               51-0332317
   (State or other jurisdiction of                   (I.R.S. employer
    incorporation or organization)                  identification no.)


        105 Westpark Drive, Suite 300                        37027
         Brentwood, Tennessee 37027                        (Zip code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (615) 373-3100

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1996 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $32,036,917. As of March 17, 1996, the registrant had 3,381,712 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997 are incorporated by reference in Parts III and IV.

                                     PART I

ITEM 1. BUSINESS.

    This Form 10-K contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of America Service Group Inc. and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement included as Exhibit 99.1 to this Form 10-K, and are hereby incorporated herein by reference. America Service Group Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

    America Service Group Inc. ("ASG"), primarily through its subsidiary Prison Health Services, Inc. ("PHS"), contracts to provide managed healthcare services to correctional facilities throughout the United States. Through its subsidiary, UniSource, Inc. ("UniSource"), ASG sells pharmaceuticals and related products to institutions where PHS delivers healthcare services and to others. ASG was incorporated in 1990 as a holding company for PHS and ASG's former subsidiary, ASG Management Company, Inc., which was sold effective as of June 30, 1994. Unless the context otherwise requires, the term "Company" refers to ASG and to its direct and indirect subsidiaries. ASG's executive offices are located at 105 Westpark Drive, Suite 300 Brentwood, Tennessee, 37027. Its telephone number is (615) 373-3100.

CORRECTIONAL HEALTHCARE SERVICES

    ASG, through PHS, contracts with state, county and local governmental agencies to provide comprehensive healthcare services to inmates of prison and jails, with a focus on those facilities that maintain an average daily population of over 300 inmates. ASG believes it is the second largest private provider of correctional healthcare services, based upon revenue.

    ASG generally enters into fixed fee contracts to provide comprehensive healthcare to inmates from their admission to the facility through their release. All of ASG's revenues from correctional healthcare services are generated by payments from governmental agencies, none of which are dependent on third party payment systems. Services provided by ASG include a wide range of on-site healthcare programs, as well as off-site hospitalization and specialty outpatient care. See "--Services Provided." Hospitalization and most outpatient care is performed through subcontract arrangements with independent doctors and local hospitals.

    The following table sets forth information regarding ASG's correctional contracts.

                                                                                        DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1992       1993       1994       1995       1996
                                                                   ---------  ---------  ---------  ---------  ---------
Number of correctional contracts (1).............................         41         41         35         35         34
Average number of inmates in all facilities covered by
  correctional contracts (2).....................................     34,449     46,509     51,939     82,310     83,288

------------------------

(1) Indicates the number of contracts in force at the end of the period specified.
(2) Based on an average number of inmates during the last month of each period specified, as used by ASG for billing purposes.

    ASG's target correctional market consists of state prisons and county and local jails. A prison is a facility in which an inmate is incarcerated for an extended period of time (typically one year or longer). A jail is a facility in which the inmate is held for a shorter period of time, often while awaiting trial or sentencing. The higher inmate turnover in jails requires that healthcare be provided to a much larger number of individual inmates over time. Conversely, the costs of long-term healthcare requirements are greater with respect to state prison contracts. State prison contracts often cover a larger number of facilities and often have longer terms than jail contracts.

SERVICES PROVIDED

    Generally, ASG's obligation to provide services to a particular inmate begins upon the inmate's admission into the correctional facility and ends upon the inmate's release. Emphasis is placed upon early identification of serious injuries or illnesses so that prompt and cost-effective treatment is commenced.

    Medical services provided on-site include physical and mental health screening upon intake. Screening includes the compilation of the inmate's health history and the identification of any current, chronic or acute healthcare needs. After initial screening, services provided may include regular physical and dental screening and care, psychiatric care, OB-GYN screening and care and diagnostic testing. Sick call is held on a regular basis and infirmary bed care is provided in some facilities. Nursing rounds are regularly conducted and physicians, nurse practitioners, physicians' assistants and others are also involved in the delivery of care on a regular basis. Appropriate medications are administered by nursing staff, as needed.

    Medical services provided off-site include specialty out-patient diagnostic testing and care, emergency room care, surgery and hospitalization. In addition, ASG provides administrative support services both on-site and at ASG's headquarters and regional offices. Administrative programs include on-site medical records and management and employee education and licensing. Central and regional offices provide quality assurance, medical audits, credentialing, continuing education, and clinical program development activities. ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. See "--Administrative Systems."

    ASG staffs most facilities it serves with nurses 24 hours a day. Doctors at the facilities have regular hours and are generally available on call. In addition, dentists, psychiatrists and other specialists are often available on a routine basis. ASG enters into contractual arrangements with independent doctors and local hospitals with respect to more significant off-site procedures and hospitalization. ASG is responsible for all of the costs of such arrangements, unless the relevant contract contains a limit on ASG's obligations in connection with the treatment costs. See "--Contract Provisions."

    The National Commission on Correctional Health Care (the "NCCHC") sets standards for the correctional healthcare industry and offers accreditation to facilities that meet its standards. These standards provide specific guidance related to a service provider's operations including administration, personnel, support services such as hospital care, regular services such as sick call, records management and medical and legal issues. Although accreditation is voluntary, many contracts require compliance with NCCHC standards.

CONTRACT PROVISIONS

    ASG's correctional contracts generally provide for a fixed annual fee, payable monthly, often in advance. In addition to the fixed annual fee, the majority of ASG's contracts provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. Certain contracts also provide for annual increases in the fixed fee based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, ASG utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. ASG bears the risk of increased or unexpected costs, which could reduce its profits or cause it to sustain losses, and benefits when costs are lower than projected. Certain contracts also contain financial penalties when performance criteria are not achieved.

    Contracts accounting for approximately 21% of revenues for the year ended December 31, 1996, including ASG's contracts with the Kansas Department of Corrections, and Alameda County, California, contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses of or injuries to inmates. Although the specific terms of the limits vary, typically a dollar limit is placed on ASG's responsibility for costs related to illness of or injury to an individual inmate, injuries to more than one inmate resulting from an accident, or contagious illnesses, such as hepatitis, affecting more than one inmate. When preparing bid proposals, ASG estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. ASG's management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which ASG is not protected could render a contract unprofitable.

    Beginning in September 1996, in an effort to manage risk of catastrophic illness or injury of inmates under contracts that do not limit ASG's exposure to such risk, ASG procured insurance from an unaffiliated insurer covering hospitalization for amounts in excess of $125,000 per inmate. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

    In general, contracts may be terminated by the governmental agency, and often by ASG as well, without cause at any time upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract with no fault of the contractor. As with other governmental contracts, ASG's contracts are subject to adequate budgeting and appropriation of funds by the governing legislature or administrative body.

    All five of ASG's largest contracts for the year ended December 31, 1996--the Maryland Department of Corrections, Kansas Department of Corrections, Georgia Department of Corrections, Alameda County, California, and City of Philadelphia, Pennsylvania--provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. The fixed fees under all five contracts take into account projected levels of inflation, but none of the five contains an adjustment based on actual inflation rates. Of the five, only the contracts with the City of Philadelphia and Georgia Department of Corrections significantly limit ASG's obligations for treatment costs for catastrophic illnesses and injuries. ASG has been notified that its contract with the Georgia Department of Corrections (the "Georgia Contract") expires on June 30, 1997 and will not be renewed, because the

Department of Corrections decided to enter into an inter-governmental partnership with the Medical College of Georgia. The Georgia Contract accounted for 37.2% of ASG's 1996 revenues. See "--Major Contracts."

ADMINISTRATIVE SYSTEMS

    ASG has centralized its administrative systems in order to enhance economies of scale and to provide management with accurate, up-to-date field data for forecasting purposes. These systems also enable ASG to bid more accurately and help ASG reduce the costs associated with the delivery of consistent healthcare.

    ASG maintains a utilization review system to monitor the extent and duration of healthcare services required by inmates on an inpatient and outpatient basis. The current automated utilization review program is an integralpart of the services provided at each facility. The system is designed to ensure that the medical care rendered is medically necessary and is provided safely inthe least costly setting while maintaining traditional standards of quality ofcare. The program provides for determinations of medical necessity by medical professionals through a process of pre-authorization and concurrent review of the appropriateness of any hospital stay. The program seeks to identify the maximum capability of on-site healthcare units so as to allow for a more timely discharge from the hospital back to the correctional facility. The utilization review staff consists of nurses who are supported by a medical director at the corporate level and a panel of medical specialists who are consultants to ASG.

    ASG has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current incidents, claims and litigation against ASG and tracks the types of claims historically brought against ASG, (ii) a comprehensive cost review system that analyzes ASG's average costs per inmate at each facility and
(iii) an inventory control system that tracks medical supply usage.

BID PROCESS

    Contracts with governmental agencies are obtained primarily through the competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal ("RFP") is issued stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract to the private sector.

    The award of a contract may be subject to formal or informal protest, through a governmental appeals process, by unsuccessful bidders. There can be no assurance that future protests will not have a material effect on the Company.

    Nearly all RFPs require the bidder to post a bid bond. Performance bonding requirements are for the length of the contract and at December 31, 1996, generally ranged between 4% and 60% (and in one case, 100%) of the 1996 contract fee. ASG is required to collateralize 10% to 15% of the amount of its performance bonds.

    A successful bidder must often agree to comply with numerous additional requirements regarding record-keeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding classified information, management qualifications, professional licensing requirements and other matters. Upon a violation of the terms of an applicable contractual or statutory provision, a contractor may be debarred or suspended from obtaining future contracts for specified periods of time in the applicable location. ASG has never been debarred or suspended in any jurisdiction.

MARKETING

    ASG gathers and analyzes information on prisons and jails around the country in order to identify the ones that best meet its marketing criteria. Relevant factors include the quality and costs of healthcare in the region, the management and operations of the correctional facility, the financial stability of the governmental agency and the composition of the inmate population. ASG then devotes a substantial portion of its marketing resources to such potential customers. State prison systems, because of their more stable inmate populations and, in many cases, larger number of facilities and longer contract terms, are an important focal point of ASG's marketing plans. Also, ASG will continue to identify those county and local jails that fit its market profile and will pursue those contracts aggressively.

    ASG maintains a staff of sales and marketing representatives assigned to specific geographic areas of the United States. In addition, ASG uses consultants to help identify marketing opportunities, to determine the needs of specific potential customers and to engage customers on ASG's behalf. ASG uses paid advertising and promotion to reach prospective clients as well as to reinforce its image with existing clients.

RISK MANAGEMENT

    In March 1988, ASG formed Harbour Insurance, Inc. ("Harbour") as a wholly owned subsidiary of PHS. Harbour is a captive insurance company organized and regulated under the laws of the State of Delaware. Harbour has issued annual policies of insurance covering PHS' medical professional and general liability arising out of its provision of healthcare services on a claims-made basis with limits of $1,000,000 per medical incident for the periods listed below, except for the period from January 1, 1997 to January 1, 1998, when an annual policy was issued with limits of $500,000 per medical incident and expanded coverage from a non-affiliated insurer was obtained. Harbour's coverage has the following aggregate limits during the specified policy periods:


July 30, 1990 to July 30, 1991...............................  not applicable
July 30, 1991 to July 30, 1992...............................  $   2,000,000
July 30, 1992 to July 30, 1993...............................  $   2,000,000
July 30, 1993 to July 30, 1994...............................  $   2,250,000
July 30, 1994 to July 30, 1995...............................  $   2,450,000
July 30, 1995 to January 1, 1996.............................  $   1,100,000
January 1, 1996 to January 1, 1997...........................  $   3,250,000
January 1, 1997 to January 1, 1998...........................  $   3,500,000

    For the policy year July 30, 1990 to July 30, 1991, PHS has third party commercial excess insurance in the amount of $4 million, excess over a self-insured retention of $2 million per medical incident/$2 million aggregate. For each policy period commencing July 30, 1991 or thereafter, PHS has third party commercial excess insurance, excess over a self-insured retention in the amount of the respective Harbour limits. For two of those policy periods (from July 30, 1993 to July 30, 1994 and from July 30, 1994 to July 30, 1995), PHS quota-shared part of the commercial excess insurance, effectively retaining 30% of the uppermost $3 million exposure within the $5 million commercial excess insurance. For the policy year January 1, 1997 to January 1, 1998, PHS has third party commercial excess insurance of $15 million per medical incident and $15 million in the aggregate, excess over a self-insured retention of $500,000 per medical incident or per occurrence (exclusive of loss adjustment expenses and attorneys' fees)/$3.5 million annual aggregate (including loss adjustment expenses and attorneys' fees).

    Effective October 1995, ASG commenced operations under the Georgia Contract. PHS has third party commercial excess insurance with respect to the Georgia Contract for $2 million per occurrence excess over a self-insured retention of $1 million per occurrence. Harbour provides coverage to PHS for the self-insured retention limits. Both the Harbour and the commercial excess coverages are on an occurrence-basis without aggregate.

    With respect to the insurance provided by Harbour, only the premiums paid and Harbour's initial capitalization (which was contributed by ASG) are available to pay claims. The funding and premiums for Harbour are determined annually by an independent actuary based upon PHS' prior experience, current business, and industry data.

    Beginning in September 1996, for contracts where ASG's exposure to the risk of inmates' catastrophic illness or injury is not limited, ASG procured insurance from an unaffiliated insurer with respect to hospitalization for amounts in excess of $125,000 per inmate. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

    Because of the limited availability of suitable coverage in the marketplace, the costs of obtaining insurance have increased. There can be no assurance that third-party commercial insurance will continue to be available in the future or will be available at reasonable prices. ASG believes its insurance coverage is maintained at reasonable levels, but there can be no assurance that it will cover all claims that may be asserted against ASG and its employees and agents.

MEDICAL SUPPLIES, PHARMACY AND PRESCRIPTION SERVICES

    In September 1992, through its newly formed subsidiary UniSource, ASG acquired the assets and assumed certain liabilities of Omega Laboratories, Inc., a packager of pharmaceuticals and related products. Since the acquisition, UniSource has been a source of medical supplies and over-the-counter pharmaceuticals consumed or utilized in ASG's correctional facilities. For the year ended December 31, 1996, approximately 10% of the PHS correctional facilities were receiving their prescription drugs from UniSource. Management continues to explore various methods to lower its overall medical supply and pharmacy expenses.

1996 CORPORATION REORGANIZATION

    In 1996, at the direction of the Board of Directors, ASG significantly modified its business by (i) replacing executive management with newly recruited, seasoned professionals, (ii) relocating the corporate headquarters,
(iii) reorganizing roles and responsibilities, (iv) refining basic business processes to ensure consistency and cost-effectiveness, (v) identifying and reporting to management key operational data, and (vi) adopting the Employee Stock Purchase Plan. Management believes that these changes will improve operating performance and improve client satisfaction.

EMPLOYEES AND INDEPENDENT CONTRACTORS

    The services provided by ASG require an experienced staff of healthcare professionals and facilities administrators. In particular, a nursing staff with experience in correctional healthcare and specialized skills in all necessary areas contributes significantly to ASG's ability to provide efficient service. In addition, ASG maintains a small pool of employees, primarily nurses, who are available to fill short-term staffing vacancies at any facility serviced by ASG. In addition to nurses, ASG's staff of employees or independent contractors includes physicians, dentists, psychologists and other healthcare professionals, some of whom are independent contractors.

    As of December 31, 1996, ASG had approximately 1,825 full-time equivalent employees, including 1,500 medical personnel. ASG also had under contract 325 independent contractors, most of whom are part-time, including physicians, dentists, psychiatrists and psychologists. ASG's employees at its Alameda County, California, City of Philadelphia and Delaware facilities, are represented by labor unions. ASG believes that its employee relations are good.

COMPETITION

    The business of providing correctional healthcare services to governmental agencies is highly competitive. During the past two years, pressure on bidding prices has intensified to a significant extent, which has adversely affected ASG's margins. ASG expects the current trend in price competition to continue. ASG is in direct competition with local, regional and national correctional healthcare providers, some of which are public entities. ASG believes that it is currently the second largest national, private provider of correctional healthcare services based upon revenues. ASG believes that some of its competitors may have larger staffs and greater resources than ASG. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts.
In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market.

MAJOR CONTRACTS

    ASG's operating revenue is derived exclusively from contracts with state, county and local governmental agencies. ASG's contract with the State of Georgia Department of Corrections accounted for approximately 37.2% of ASG's revenues during the year ended December 31, 1996. This contract will expire on June 30, 1997 and the Georgia Department of Corrections has stated its intent thereafter to enter into a relationship with the Medical College of Georgia to provide healthcare services. In addition, ASG's contracts with the State of Kansas, the City of Philadelphia and the State of Maryland accounted for approximately 11.2%, 10.5% and 10.2% respectively, of its revenues during the year ended December 31, 1996. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract with no fault of the contractor. Although ASG generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. The loss of one or more of the major contracts could have a material adverse effect on ASG's business.

ITEM 2. PROPERTIES.

    By January 31, 1997, the Company had substantially completed the relocation of its headquarters and principal administrative operations to Brentwood, Tennessee, where it occupies approximately 12,500 square feet of leased office space. The Company's lease on its current headquarters expires in October 2003. The Company leases additional office facilities in Alameda, California; Orlando, Florida; Topeka, Kansas; Smithtown, New York; Atlanta, Georgia; and Columbia, Maryland. The Company owns land and the warehouse and office building of approximately 30,000 square feet in Mobile, Alabama that houses the operations of UniSource, Inc. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is subject to claims and suits in the ordinary course of business. In management's opinion, such currently pending legal proceedings and claims against the Company will not, in the aggregate, have a material adverse effect on the Company.

    The Company periodically becomes involved in medical malpractice claims with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. The Company may be liable, as employer, for the negligence of nurses or other healthcare professionals who are employees of the Company. The Company may also have potential liability for the negligence of healthcare professionals engaged by the Company as independent contractors. The Company's contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    America Service Group Inc. common stock is traded on The Nasdaq Stock Market's National Market System under the symbol ASGR. As of March 25, 1997, there were approximately 2600 beneficial stockholders. The high and low prices of the Company's common stock as reported on The Nasdaq Stock Market during each quarter from January 1, 1995 through December 31, 1996 are shown below:

QUARTER ENDED                                                         HIGH        LOW
------------------------------------------------------------------  ---------  ---------
March 31, 1995....................................................  $    5.88  $    4.13
June 30, 1995.....................................................       6.38       4.88
September 30, 1995................................................       6.38       5.25
December 31, 1995.................................................       9.75       5.88
March 31, 1996....................................................       9.00       6.88
June 30, 1996.....................................................      21.25       9.75
September 30, 1996................................................      17.50      10.75
December 31, 1996.................................................      15.75       9.13

ITEM 6. SELECTED FINANCIAL DATA.

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                           1996        1995        1994        1993       1992
                                                        ----------  ----------  ----------  ----------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues..............................................    $152,282    $115,238    $109,983    $108,932    $77,530
Income(loss) before taxes (benefits) and extraordinary
  item................................................      (9,933)      1,146       1,646         363      2,806
Income (loss) before extraordinary items..............      (8,686)        687         996         225      1,776
Extraordinary charge (1)..............................          --          --          --          --     (1,710)
Net income (loss).....................................      (8,686)        687         996         225         66
Net income (loss) attributable to common shares.......      (8,912)        687         996         225         66
Net income (loss) per common and common equivalent
  shares..............................................       (2.81)       0.21        0.31        0.07       0.49
Weighted average common and common equivalent
  outstanding shares..................................       3,171       3,335       3,219       3,254      3,608

                                                                                   AS OF DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1996       1995       1994       1993       1992
                                                                  ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
  Working capital (deficit).....................................    $(3,466)   $ 2,692    $ 2,302    $  (399)   $ 3,128
  Total assets..................................................     46,457     42,501     32,108     34,634     25,012
  Redeemable common stock, common stock, additional
    paid-in-capital, retained earnings (deficit) and treasury
    stock.......................................................      4,384      8,666      8,188      7,151      6,926


------------------------
(1) Consists of the costs of litigation settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The following table sets forth, for the years indicated, the percentage relationship to revenues of certain items in the Consolidated Statements of Operations.

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
PERCENTAGE OF TOTAL REVENUES                                                                 1996       1995       1994
-----------------------------------------------------------------------------------------  ---------  ---------  ---------
Revenues.................................................................................      100.0%     100.0%     100.0%
Healthcare expenses......................................................................       95.6       89.5       90.0
                                                                                           ---------  ---------  ---------
Gross margin.............................................................................        4.4       10.5       10.0
Selling, general and administrative expenses.............................................        7.3        8.6        8.7
Non-recurring charges....................................................................        4.1        1.1
                                                                                           ---------  ---------  ---------
Income (loss) from operations............................................................       (7.0)        .8        1.3
Other income, net........................................................................         .5         .2         .2
                                                                                           ---------  ---------  ---------
Income (loss) before taxes (benefits)....................................................       (6.5)       1.0        1.5
Provision for income taxes (benefits)....................................................        (.8)        .4         .6
                                                                                           ---------  ---------  ---------
Net income (loss)........................................................................       (5.7)        .6         .9
                                                                                           ---------  ---------  ---------
Increase in redeemable common stock......................................................         .2
                                                                                           ---------  ---------  ---------
Net Income (loss) attributable to common shares..........................................       (5.9)%        .6%        .9%
                                                                                           ---------  ---------  ---------

1996 COMPARED TO 1995

    Revenues increased $37.1 million from $115.2 million in 1995 to $152.3 million in 1996, representing a 32% increase. The growth in revenues resulted primarily from the Georgia Contract, which generated $56.7 million in the year ended December 31, 1996, compared to $13.5 million recognized under the Georgia Contract in 1995. The Company added five new contracts in 1996 which generated $6.0 million in new revenues and experienced $6.9 million of revenue growth under existing contracts through contract renegotiation, automatic price adjustments and from being in effect a full year. Revenues were negatively impacted by the loss of four contracts during 1996, which generated $9.2 million of revenues in 1996 compared to $18.3 million of revenues in 1995. Contract revenues for 1995 include $9.4 million ofrevenues from contracts that were terminated in that year.

    The cost of healthcare increased $42.5 million or 42% to $145.6 million in 1996. Healthcare expenses as a percentage of revenues were 95.6% in 1996 versus 89.5% in 1995. Healthcare expenses exclusive of the Georgia Contract were 89.2% and 88.5% in 1996 and 1995, respectively. Excluding the Georgia Contract, contracts in effect December 31,1996 reflected healthcare expenses of 90.5% of revenues. Personnel costs and fringe benefits related to inmate care were 63.7% of revenues in 1996 versus 63.8% of revenues in 1995. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 17.2% and 16.3% of revenues in 1996 and 1995, respectively. Under the Georgia Contract, the Company incurred costs related to outside services of 20% and 19.8% of revenues in 1996 and 1995, respectively.

    Selling general and administrative expenses were $11.1 million in 1996 compared to $9.9 million in 1995. The increase was attributable to additional corporate personnel and services required by the Georgia Contract and the relocation of the Company's headquarters to Brentwood, Tennessee from Newcastle, Delaware.

    The Company recognized a non-recurring, non-cash compensation charge of
(i) $2.4 million relating to the appointment of the Company's new Chief Executive Officer and his receipt of 40,000 shares of redeemable common stock and options to purchase 175,000 shares of common stock,

(ii) $1.1 million resulting from reengineering and downsizing of the Company's administrative processes, and (iii) $2.8 million of estimated reserves with respect to the Georgia Contract that expires in June 1997.

    Other income of $.7 million and $.2 million in 1996 and 1995, respectively, represents interest income.

    The provision for income taxes was $1.2 million of benefit in 1996 compared to $.5 million of expense in 1995. Although the Company experienced a $9.9 million pretax loss in 1996, the recognition of the associated tax benefit is limited to income tax expense recorded in the last three fiscal years.

1995 COMPARED TO 1994

    Consolidated revenues increased modestly in 1995 to $115.2 million from $110.0 million in 1994, or 4.8%. This growth was the result of six new contracts which generated $18.4 million (including $13.5 million from the Georgia Contract) in 1995 revenue, the loss of $16.4 million of revenues from 11 contracts that were either terminated in 1995 or generated revenues in 1994 prior to their termination, an increase of $4.1 million in revenues from a full year's operation of contracts commenced in 1994 and additional revenues on existing contracts through contract renegotiations and automatic price adjustments. ASG Management Company, Inc. (ASGM) which was sold effective June 30, 1994, had revenues of $6.6 million prior to its sale.

    The cost of providing healthcare services increased 4.2%, or $4.2 million to $103.2 million for 1995 from $99.0 million for the prior year. Increased efforts throughout all levels of the company to emphasize "managed quality care" resulted in the number of hospital days and other outside services at "comparable sites" continuing to decrease from 1994 and 1993 levels. In addition, ongoing negotiations with providers to manage costs through per diem and fixed price contracts has helped to maintain these expenses.

    Personnel and fringe costs of providing the services to the inmates in the correctional facilities, including employee nurses and physicians and the independent contractors and outside physicians, increased slightly from 63.3% of revenues in 1994 to 63.8% in 1995. A corporate wide wage and salary freeze that was in effect in 1994 was discontinued in 1995 leading to the slight increase in overall labor and professional fees.

    Selling, general and administrative expenses of $9.9 million increased from $9.6 million in 1994. The increase in these expenses is attributable to additional corporate staff and services associated with the commencement of the contract with the Georgia Department of Corrections.

    In 1995, a charge for non-recurring severance costs of $1,225,000 was recorded in the fourth quarter relating to the resignation of the Chief Executive Officer and the Executive Vice President, General Counsel of the Company.

    Other income of $0.2 million, represents primarily net interest income in 1995. The 1994 amount of $0.3 included a one-time gain on the sale of ASGM of $0.1 million.

    The provision for income taxes decreased to $0.5 million in 1995 from $0.7 million in 1994 as the result of the decreased level of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents as of December 31, 1996 were $12.6 million compared to $12.0 million as of December 31, 1995. The growth is attributable to cash provided from operations of $5.0 million and financing activities of $2.0 million offset by $6.5 million of investing activities, including $4.3 million in capital expenditures, of which $3.5 million related to the Georgia Contract. During 1996, the Company received $2.8 million in cash from the issuance of redeemable common stock and common stock. Additionally, approximately 130,000 shares of its common stock were acquired by the Company for $0.9 million during 1996.

    Accrued expenses of the Company increased $8.6 million from 1995 to $25.7 million. The growth is primarily attributable to medical claims and liability claims as result of increasing inmate population, the accrued loss of the Georgia Contract and salaries and employee benefits.

    Investments of Harbour, the Company's captive insurance company, are restricted from general corporate uses. The settlement of professional and medical liability claims has been satisfied through Harbour's general working capital. Future settlement of cases in excess of available working capital will be satisfied through planned maturities of the restricted investments.

    At December 31, 1996, the Company had a $26.5 million credit facility available with its primary bank consisting of a $6.5 million line of credit for periodic working capital needs, a $15.0 million line of credit for letters of credit to support bonding needs and a $5.0 million revolving line of credit for acquisition purposes. The letter of credit facility is used to secure letters of credit which are collateral to support performance bonds for the Company's contracts. There were no borrowings under the line of credit for working capital as of December 31, 1996. At December 31, 1996, approximately $10.9 million in letters of credit were issued to support performance bonds. Interest under the credit facility was at the bank's prime rate less 0.25%. Letters of credit bear a .50% annual fee under the credit facility.

    On March 28, 1997, the Company received an approval and confirmation for a new debt agreement, subject to the terms and conditions of the term sheet, including preparation of definitive agreements. The agreement is for a $20 million line of credit facility for general corporate purposes, including working capital, the issuance of letters of credit for performance bonds, and the funding of acquisitions. Under the line, which matures in September 2000, the Company is limited to $5 million in working capital needs through March 1998. The interest rate is based upon LIBOR or prime rate, subject to the quarterly operating performance of the Company, as defined in the agreement. The line of credit is subject to certain quarterly covenants.

    Management believes that the current levels of cash, cash equivalents and investments, when coupled with the internally generated funds and available credit, are sufficient to meet the Company's immediate foreseeable future cash needs and anticipated contract renewal activity.

INFLATION

    The increase in the healthcare costs in December 1996 over December 1995 was 3.0% nationally compared to an overall increase in the Consumer Price Index of 3.3% for all costs for the same period. The increase in Consumer Price Index for Healthcare costs in December 1995 over December 1994 was 3.9% compared to an increase in the Consumer Price Index for all costs of 2.5% in the same period.

    Some of the Company's contracts provide for annual increases in the fixed base fee upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. If the rate of inflation exceeds the levels projected, such excess will be absorbed by the Company. Conversely, the Company will benefit should the actual rate of inflation fall below the estimate used in the bidding and negotiation process.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated March 28, 1997, and Price Waterhouse LLP, dated March 11, 1996 except as to Note 15, which is as of March 28, 1996, begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

    The information contained under this heading "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" in the Company Current Report on Form 8-K dated October 4, 1996 contained under the heading "Changes in Registration Certifying Accountants" is incorporated herein by reference.

    There are no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under the heading "Information as to Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on April 22, 1997 (the "1997 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information contained under the heading "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained under the headings "Information as to Directors and Executive Officers" and "Principal Stockholders" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained under the heading "Executive Compensation--Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

       Listed on the Index to the Consolidated Financial Statements and Schedules on page F-1 of this Report.

   (2) Financial Statement Schedules

       Listed on the Index to the Consolidated Financial Statements and Schedules on page F-1 of this Report.

   (3) Exhibits

  EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       3.1   --Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, Registration No.
               33-43306, as amended).
       3.2   --Amended and Restated By-Laws of America Service Group Inc.
       4.1   --Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's
               Registration Statement on Form S-1, Registration No. 33-43306, as amended).
      10.1   --Prison Health Services, Inc. 1986 Employees' Stock Option Plan (incorporated by reference to Exhibit
               10.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-43306, as amended).
      10.2   --America Service Group Inc. Amended Incentive Stock Plan (as adopted by the Board of Directors on March
               19, 1996) (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q
               for the three month period ending June 30, 1996), as subsequently amended by resolution of the Board of
               Directors on September 16, 1996 to increase the number of shares reserved for issuance thereunder from
               1,075,000 to 1,182,500.
      10.3   --America Service Group Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.9 of the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
      10.4   --Prison Health Services, Inc. Medical Services Agreement for the Georgia Department of Corrections,
               dated June 30, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on
               Form 10-K the year ended December 31, 1995).
      10.5   --Settlement Agreement among Prison Health Services, Inc., Georgia Department of Corrections and The
               Georgia Department of Administrative Services dated January 6, 1997.
      10.6   --Prison Health Services, Inc. Medical Services Agreement for Alameda County, California, dated July 1,
               1992 (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1992).
      10.7   --Prison Health Services, Inc. Agreement for the Department of Corrections of the State of Kansas, dated
               February 22, 1991, and Amendment thereto, dated August 27, 1991 (incorporated by reference to Exhibit
               10.7 of the Registrant's Registration Statement on Form S-1, Registration No. 33-43306, as amended).
      10.8   --Prison Health Services, Inc. Health Services Contract for State of Maryland, Department of Public
               Safety and Correctional Services dated November 30, 1992 (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
      10.9   --Prison Health Services, Inc. Health Services Contract for the City of Philadelphia Department of Public
               Health (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1993).

   EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.10   --Healthcare Services Contract with the State of Delaware, dated June 3, 1996 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the three month period ending
               June 30, 1996).
     10.11   --Loan Agreement among America Service Group Inc., Prison Health Services, Inc., UniSource, Inc. and
               Wilmington Trust dated February 20, 1996 (incorporated by reference to Exhibit 10.16 of the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
     10.12   --Agreement dated February 26, 1996 between Jeffrey A. Reasons and America Service Group Inc.
               (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K the year ended December 31, 1995).
     10.13   --Agreement dated February 26, 1996 between Don C. Brown and America Service Group Inc. (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K the year ended December 31,
               1995).
     10.14   --Employment Agreement dated April 1, 1996 between Scott L. Mercy and America Service Group Inc.
               (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the
               three month period ending June 30, 1996).
     10.15   --Employment Agreement dated April 1, 1996 between Margaret O. Harrison and America Service Group Inc.
               (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the
               three month period ending June 30, 1996).
     10.16   --Employment Agreement dated April 1, 1996 between Stuart H. Shapiro and America Service Group Inc.
               (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the
               three month period ending June 30, 1996).
     10.17   --Employment Agreement dated November 1, 1996 between Jeffrey J. Bairstow and America Service Group Inc.
     10.18   --Nonqualified Stock Option by America Service Group Inc. and Jeffrey J. Bairstow dated December 18,
               1996.
     10.19   --Employment Agreement dated July 12, 1996 between Michael Catalano and America Service Group Inc.
               (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the
               three month period ending September 31, 1996).
     10.20   --Nonqualified Stock Option between America Service Group Inc. and Michael Catalano dated July 12, 1996.
     10.21   --Nonqualified Stock Option between America Service Group Inc. and Bruce A. Teal dated December 18,
               1996.
     10.22   --Lease Agreement for office located at Two Penns Way, Suite 200, New Castle, Delaware 19720, and
               amendments thereto (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1995).
     10.23   --Lease by and between Principal Mutual Life Insurance Company and America Service Group Inc. dated
               September 6, 1996.
      11.1   --Statement regarding computation of per share earnings.
        16   --Letter regarding change in Certifying Accountants (incorporated by reference to Exhibit 16 of the
               Registrant's Current Report on Form 8-K dated October 4, 1996).
      21.1   --Subsidiaries of the Registrant.
      23.1   --Consent of Ernst & Young LLP, Independent Auditors.
      23.2   --Consent of Price Waterhouse LLP.
      27.1   --Financial Data Schedule.
      99.1   --Safe Harbor Compliance Statement.


    (b) Reports on Form 8-K.

    The Company filed a Report on Form 8-K dated October 4, 1996 in which it reported under "Changes in Registrant's Certifying Accountant's" that Price Waterhouse LLP were dismissed as the Company's independent accountants and the Company engaged Ernst & Young LLP as its new independent accountants.

    The Company filed a Report on Form 8-K dated October 15, 1996 in which it reported under "Other Events" that its contract with the Georgia Department of Corrections would not be renewed upon its termination on June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on April 1, 1997.

                                AMERICA SERVICE GROUP INC.

                                BY:  /s/ SCOTT L. MERCY
                                     -----------------------------------------
                                                   Scott L. Mercy
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on April 1, 1997.

SIGNATURES

/s/ SCOTT L. MERCY               Title: President and Chief
------------------------------    Executive Officer and
        SCOTT L. MERCY            Director

/s/ MICHAEL CATALANO             Title: Executive Vice
------------------------------    President and General
       MICHAEL CATALANO           Counsel

/s/ BRUCE A. TEAL                Title: Vice President,
------------------------------    Controller and Treasurer
        BRUCE A. TEAL

/s/ WILLIAM EBERLE               Title: Director, Chairman
------------------------------    of the Board
        WILLIAM EBERLE

/s/ THOMAS BOGAN                 Title: Director
------------------------------
         THOMAS BOGAN

/s/ JACK O. BOVENDER, JR.        Title: Director
------------------------------
    JACK O. BOVENDER, JR.

/s/ JOHN GILDEA                  Title: Director
------------------------------
         JOHN GILDEA

/s/ CAROL R. GOLDBERG            Title: Director
------------------------------
      CAROL R. GOLDBERG

/s/ DOUGLAS L. JACKSON           Title: Director
------------------------------
      DOUGLAS L. JACKSON

                                AMERICA SERVICE GROUP INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements                                                  Page
--------------------                                                  ----
                                                                      Number
                                                                      ------

Report of Ernst and Young LLP, Independent Auditors.................  F-2

Report of Independent Accountant....................................  F-3

Consolidated Balance Sheets at December 31, 1996 and 1995...........  F-4

Consolidated Statements of Operations for the three years
ended December 31, 1996.............................................  F-5

Consolidated Statements of Changes in Common Stock, Additional
Paid-In Capital, Retained Earnings (Deficit) and Treasury Stock for
the three years ended December 31, 1996.............................  F-6

Consolidated Statements of Cash Flows for the three years ended
December 31, 1996...................................................  F-7

Notes to Consolidated Financial Statements......................F-8 - F-22

Financial Statement Schedules
-----------------------------

Report of Ernst & Young LLP, Independent Auditors...................  F-2

Report of Independent Accountants on Financial Statement
Schedules...........................................................  F-23

Valuation and Qualifying Accounts and Reserves (Schedule II) for
the three years ended December 31, 1996...............................F-24

All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated Financial Statements or the Notes thereto.

                   Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
America Service Group Inc.

We have audited the accompanying consolidated balance sheet of America Service Group Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in common stock, additional paid-in capital, retained earnings (deficit) and treasury stock, and cash flows for the year then ended. Our audit also included the financial
statement schedule for 1996 listed in the Index at Item 14(a).    These
financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. and subsidiaries at December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP

Nashville, Tennessee
March 28, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of America Service Group Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of America Service Group Inc., and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Baltimore, Maryland
March 11, 1996, except as to Note 15, which is as of March 28, 1996

                              America Service Group Inc.

                             Consolidated Balance Sheets

                                                          December 31
                                                       1996           1995
                                                   ------------  -------------
Assets
Current assets:
  Cash and cash equivalents                        $ 12,550,000   $ 12,050,000
  Short-term investments                              2,105,000        700,000
  Accounts receivable:
    Healthcare sites, less allowance
      for doubtful accounts of $2,016,000
      and $840,000, respectively                      8,666,000     11,669,000
    Advance billings and other                        4,228,000      4,920,000
  Assets held for sale                                2,900,000         --
  Prepaid expenses and other current assets           3,688,000      1,552,000
  Current deferred taxes                              2,152,000      2,054,000
                                                   ------------   ------------
Total current assets                                 36,289,000     32,945,000
Restricted investments                                5,458,000      4,574,000
Property and equipment, net                           3,036,000      3,239,000
Deferred taxes                                        1,056,000      1,154,000
Cost in excess of net assets acquired, net              453,000        496,000
Other assets                                            165,000         93,000
                                                   ------------   ------------
Total assets                                       $ 46,457,000   $ 42,501,000
                                                   ------------   ------------
                                                   ------------   ------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                 $  7,656,000   $  7,413,000
  Accrued expenses                                   23,351,000     13,447,000
  Deferred revenue                                    8,748,000      9,109,000
  Income taxes payable                                 --              284,000
                                                   ------------   ------------
Total current liabilities                            39,755,000     30,253,000

Noncurrent portion of accrued expenses                2,318,000      3,581,000
Commitments and contingencies

Redeemable common stock, $.01 par value,
  186,000 shares issued and outstanding
  at December 31, 1996                                1,916,000         --
Preferred stock, $.01 par value, 2,000,000
  shares authorized; none outstanding                    --             --
Common stock, $.01 par value, 10,000,000
  shares authorized; 3,404,000 shares issued
  and outstanding at December 31, 1996 and 1995          34,000         34,000
Additional paid-in capital                            7,546,000      6,887,000
Retained earnings (deficit)                          (4,904,000)     4,008,000
Less:  Treasury stock, at cost, 31,000 and
  420,000 shares at December 31, 1996 and
  1995, respectively                                   (208,000)    (2,262,000)
                                                   ------------   ------------
Total liabilities and stockholders' equity         $ 46,457,000   $ 42,501,000
                                                   ------------   ------------
                                                   ------------   ------------

See accompanying notes.
                                      F-4

                          America Service Group Inc.

                    Consolidated Statements of Operations


                                              Year Ended December 31
                                       1996           1995           1994
                                 -------------   -------------   -------------
Healthcare revenue               $ 151,743,000   $ 114,927,000   $ 109,664,000
Other revenue                          539,000         311,000         319,000
                                 -------------   -------------   -------------
Total revenue                    $ 152,282,000     115,238,000     109,983,000
Healthcare expenses                145,618,000     103,150,000      99,000,000
                                 -------------   -------------   -------------

Gross margin                         6,664,000      12,088,000      10,983,000
Selling, general and
  administrative expenses           11,065,000       9,921,000       9,610,000
Nonrecurring charges                 6,241,000       1,225,000           --
                                 -------------   -------------   -------------
Income (loss) from operations      (10,642,000)        942,000       1,373,000
Other income (expense):
  Interest income                      751,000         223,000         176,000
  Interest expense                     (42,000)        (19,000)        (15,000)
  Gain on sale of subsidiary           --                --            112,000
                                 -------------   -------------   -------------
                                       709,000         204,000         273,000
                                 -------------   -------------   -------------
Income (loss) before income
  taxes (benefits)                  (9,933,000)      1,146,000       1,646,000
Provision for income taxes
  (benefits)                        (1,247,000)        459,000         650,000
                                 -------------   -------------   -------------
Net income (loss)                   (8,686,000)        687,000         996,000
Less increase in redeemable
  common stock                        (226,000)        --              --
                                 -------------   -------------   -------------
Net income (loss)
  attributable to common shares  $  (8,912,000)  $     687,000   $     996,000
                                 -------------   -------------   -------------
Net income (loss) per common
 and common equivalent shares    $       (2.81)  $         .21   $         .31
                                 -------------   -------------   -------------
                                 -------------   -------------   -------------
Weighted average common and
  common equivalent shares
  outstanding                        3,171,000       3,335,000       3,219,000
                                 -------------   -------------   -------------
                                 -------------   -------------   -------------

See accompanying notes.

                          America Service Group Inc.

             Consolidated Statements of Changes in Common Stock,
  Additional Paid-In Capital, Retained Earnings (Deficit) and Treasury Stock

                         Common Stock     Additional   Retained
                      -----------------    Paid-in     Earnings      Treasury
                       Shares    Amount    Capital     (Deficit)       Stock
                      ---------  -------  ----------  -----------  -----------
Balance at
  January 1, 1994     3,389,000  $34,000  $7,056,000  $ 2,325,000  $(2,263,000)
Exercise of
  options             15,000      --         40,000        --            --
Net income            --          --         --           996,000        --
                      ---------  -------  ----------  -----------  -----------
Balance at
  December 31, 1994   3,404,000   34,000   7,096,000    3,321,000   (2,263,000)
Purchase of treasury
  stock (100,000
  shares)                 --        --        --            --        (525,000)
Exercise of options       --        --      (209,000)       --         526,000
Net income                --        --        --          687,000         --
                      ---------  -------  ----------  -----------  -----------
Balance at
  December 31, 1995   3,404,000   34,000   6,887,000    4,008,000   (2,262,000)
Purchase of treasury
  stock (130,000
  shares)                 --        --         --           --        (875,000)
Issuance of redeemable
  common stock            --        --         --           --       1,004,000
Issuance of common
  stock under employee
  stock plan              --        --        67,000        --          50,000
Exercise of options       --        --    (1,442,000)       --        1,875,000
Increase in redemption
  value of common stock   --        --         --        (226,000)       --
Compensation for stock
  options                 --        --     2,034,000        --           --
Net loss                  --        --         --      (8,686,000)       --
                      ---------  -------  ----------  -----------  -----------
Balance at
  December 31, 1996   3,404,000  $34,000  $7,546,000  $(4,904,000) $  (208,000)
                      ---------  -------  ----------  -----------  -----------
                      ---------  -------  ----------  -----------  -----------

See accompanying notes.
                                       F-6

                          America Service Group Inc.

                     Consolidated Statements of Cash Flows

                                                Year ended December 31
                                            1996          1995         1994
                                        -----------   -----------  -----------
Operating activities
Net income (loss)                       $(8,686,000)  $   687,000  $   996,000
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization           1,533,000       738,000      800,000
  Noncash compensation charge             2,384,000          --           --
  Noncash redeemable common stock
    charge                                   62,000          --           --
  Provision for contract cancellation     3,802,000          --           --
  Provision for doubtful accounts         1,822,000       421,000      122,000
  Deferred income tax provision              --          (588,000)    (228,000)
  Gain on sale of subsidiary                 --              --       (112,000)
  Changes in operating assets and
    liabilities:
    Accounts receivable                   1,873,000    (1,904,000)     (46,000)
    Prepaid expenses and other
      current assets                     (2,136,000)      153,000    1,006,000
    Other assets                            (72,000)      186,000      (11,000)
    Accounts payable                        243,000     1,970,000   (1,969,000)
    Accrued expenses                      4,839,000     3,021,000    1,531,000
    Deferred revenue                       (361,000)    4,766,000   (1,731,000)
    Income taxes payable                   (284,000)      156,000      128,000
                                        -----------   -----------  -----------
Net cash provided by operating
  activities                              5,019,000     9,606,000      486,000

Investing activities
Proceeds (purchases) of short-term
  investments                            (1,405,000)       63,000      434,000
Proceeds from sale/maturity of
  restricted investments                  1,392,000     1,520,000      963,000
Purchases of restricted investments      (2,276,000)   (1,356,000)    (651,000)
Capital expenditures                     (4,268,000)   (1,405,000)  (1,022,000)
Proceeds from sale of property
  and equipment                              81,000         --            --
Proceeds from sale of subsidiary              --            --       2,694,000
                                        -----------   -----------  -----------
Net cash provided by (used in)
  investing activities                   (6,476,000)   (1,178,000)   2,418,000

Financing activities
Purchase of treasury stock                 (875,000)     (525,000)        --
Issuance of redeemable common stock       1,278,000          --           --
Issuance of common stock                     67,000          --           --
Exercise of stock options                 1,487,000       317,000       40,000
Repayment of line of credit                   --             --  --   (100,000)
                                        -----------   -----------  -----------
Net cash provided by (used in)
  financing activities                    1,957,000      (208,000)     (60,000)

Net increase in cash and cash
  equivalents                               500,000     8,220,000    2,844,000
Cash and cash equivalents at
  beginning of year                      12,050,000     3,830,000      986,000
                                        -----------   -----------  -----------
Cash and cash equivalents at
  end of year                           $12,550,000   $12,050,000  $ 3,830,000
                                        -----------   -----------  -----------
                                        -----------   -----------  -----------
Supplemental Cash Flow Information
Cash paid for interest                  $    43,000   $    19,000  $    15,000
                                        -----------   -----------  -----------
                                        -----------   -----------  -----------
Cash paid for income taxes              $   326,000   $   835,000  $   450,000
                                        -----------   -----------  -----------
                                        -----------   -----------  -----------

See accompanying notes.

                          America Service Group Inc.

                  Notes to Consolidated Financial Statements
                               December 31, 1996

1. Description of Business

America Service Group Inc. (the "Company") and its consolidated subsidiaries provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments. The Company also provides mail order pharmaceuticals, medical supplies and institutional pharmacy services to certain of its contract sites as well as private sector customers. The health status of inmates may impact results of operations under such contractual arrangements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Prison Health Services, Inc. (PHS) and its wholly-owned captive insurance subsidiary Harbour Insurance, Inc. (Harbour), Southern Health Partners, Inc. (SHP) and UniSource, Inc. (UniSource). The Company disposed of 90% of its interest in SHP in July 1996 and its remaining 10% investment is accounted for using the cost method. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used primarily in the recording of the accruals of unbilled medical services and professional and general liability claims. Additional estimates in 1996 were used in the recording of estimated losses on the Georgia Department of Corrections contract, sublease receipts and employee severance.

Financial Instruments

The carrying amounts of the Company's financial instruments which consist of cash and cash equivalents, short-term investments, accounts receivable, restricted investments, accounts payable, accrued expenses and deferred revenue, approximate their fair values.

                          America Service Group Inc.

2. Summary of Significant Accounting Policies (continued)

Revenue and Cost Recognition

The Company engages principally in fixed price contracts with correctional institutions adjusted for census fluctuations. Revenues earned under contracts with correctional institutions are recognized in the period that services are obligated to be rendered. Certain contracts allow the Company to bill in advance for services and, accordingly, such revenue is deferred and recognized when services are obligated to be rendered. Revenues on pharmaceutical and related products are recorded when shipped.

Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for unbilled medical services rendered through the balance sheet date. Additionally, reserves have been recorded for certain reported and unreported professional and general liability claims associated with the delivery of medical services.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments with original maturities of three months or less.

Short-Term Investments

Short-term investments consist of temporary investments in certificates of deposit and money market funds with brokers. Investments are available for sale and by their nature are stated at fair value.

Depreciation

Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

                          America Service Group Inc.

2. Summary of Significant Accounting Policies (continued)

Assets Held for Sale

Assets held for sale at December 31, 1996 consist primarily of computer hardware and software acquired or developed by the Company under the terms of the Georgia Department of Corrections' contract. The assets will be purchased by the State of Georgia upon expiration of the contract on June 30, 1997. Accordingly, the assets are recorded at their net realizable value.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired represents the unamortized excess of the acquisition cost over the fair value of the net assets received at the date of acquisition. Recoverability is assessed annually or whenever adverse events and changes in circumstances indicate that undiscounted cash flows previously anticipated warrant reassessment. Amortization expense of $43,000, $42,000 and $75,000 for 1996, 1995 and 1994, respectively, was computed using the straight-line method over 15 years, the estimated useful life of the intangible assets acquired. Accumulated amortization as of December 31, 1996 and 1995 was $281,000 and $238,000, respectively.

Treasury Stock

Prior to December 1996, the Board of Directors had authorized the Company to purchase treasury stock to be available for issuance under stock options and other benefits under the Company's Incentive Stock Plan. Upon exercise of the stock options, the difference between the cost of the treasury shares, on a first-in, first-out basis, and the price of options exercised is reflected in additional paid-in capital. Treasury stock includes 31,000, 420,000 and 400,000 common shares at December 31, 1996, 1995 and 1994, respectively.

                          America Service Group Inc.

2. Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between taxable income and income for financial statement purposes result from the recognition of certain income and expense items for tax purposes in periods which differ from those used for financial statement purposes.

Earnings Per Share

Earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding. The amount of dilution is computed by application of the treasury stock method.

Adoption of New Accounting Standards

The Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, as of January 1, 1996. This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also requires that long-lived assets to be disposed of be carried at the lower of carrying amount or fair value less cost to sell. The adoption of Statement 121 did not have a significant impact on the Company's operations or financial position.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized as the difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant.

                          America Service Group Inc.

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

3. Nonrecurring Charges and Sale of Subsidiaries

The Company increased its second quarter $1,000,000 loss estimate relating to the State of Georgia Department of Corrections contract by $2,802,000 in the fourth quarter, upon notification from the state in October 1996 of its intention not to renew the contract expiring June 30, 1997. The estimate includes an approximate $500,000 write-down of equipment which the state of Georgia has agreed to purchase for $2,900,000.

During the fourth quarter of 1996, the Company commenced the move of its corporate headquarters from New Castle, Delaware to Brentwood, Tennessee. Related costs accrued were $1,055,000 for reengineering and downsizing of the Company's administrative processes.

In April 1996, the Company entered into an agreement to grant the Chief Executive Officer 175,000 stock options at the fair market value of the shares on March 28, 1996. The options were granted in May 1996 upon approval by the Shareholders, pursuant to an amendment to the Incentive Stock
Plan in May 1996. The options contained accelerated vesting provisions, based upon the Company's stock achieving certain targeted price levels. During the year, these price levels were obtained and a $2,034,000 noncash compensation charge was recognized, based upon the difference between the exercise price agreed upon in March 1996 and the fair market value on the date of grant. The Chief Executive Officer was also awarded 40,000 redeemable common shares which resulted in a $350,000 compensation charge based upon the fair market value of the shares on the date of award.

In 1995, a severance charge of $1,225,000 was recorded relating to the resignation of the former President and Chief Executive Officer, and the Vice President and General Counsel of the Company.

During 1994, the Company sold substantially all of the noncash assets of its wholly-owned subsidiary, ASG Management Company, Inc., for a cash price of approximately $2,693,000 and an unsecured note receivable of $88,000, resulting in a pretax gain of approximately $112,000.

                          America Service Group Inc.

4. Restricted Investments

Restricted investments represent required funding for Harbour, the captive insurance subsidiary, and accordingly, are intended to be held to maturity. All restricted investments are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The amortized cost and approximate market value of restricted investments are as follows:

                                               December 31
                                  Amortized Cost           Market Value
                            ------------------------  ------------------------
                                1996         1995         1996        1995
                            -----------  -----------  -----------  -----------
U.S. Treasury and
  governmental agency
  obligations               $ 1,722,000  $ 1,104,000  $ 1,721,000  $ 1,133,000
Corporate bonds               2,921,000    2,638,000    2,929,000    2,693,000
Mortgage backed securities      815,000      832,000      808,000      839,000
                            -----------  -----------  -----------  -----------
                            $ 5,458,000  $ 4,574,000  $ 5,458,000  $ 4,665,000
                            -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------

The amortized cost of restricted investments at December 31, 1996 by contractual maturity are as follows: due less than one year--$631,000; due after one year through five years--$2,937,000; and due after five years--$1,890,000.

5. Property and Equipment

Property and equipment is stated at cost and comprised of the following:

                                         December 31               Estimated
                                       1996          1995        Useful Lives
                                  ------------   ------------   ---------------
Building and improvements         $    617,000   $    548,000   10 - 31.5 years
Equipment and furniture              5,004,000      5,110,000    5 - 10 years
Medical equipment                      341,000        707,000    5 - 7 years
Automobiles                             14,000         36,000    3 - 5 years
                                  ------------   ------------
                                     5,976,000      6,401,000
Less: Accumulated depreciation      (2,940,000)    (3,162,000)
                                  ------------   ------------
                                  $  3,036,000   $  3,239,000
                                  ------------   ------------
                                  ------------   ------------

Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $1,490,000, $696,000 and $725,000, respectively.

                          America Service Group Inc.

6. Accrued Expenses

Accrued expenses consist of the following:

                                                           December 31
                                                       1996            1995
                                                   ------------   ------------
Salaries and employee benefits                     $  7,387,000   $  6,393,000
Liability claims                                      5,992,000      5,055,000
Medical claims                                        5,471,000      2,316,000
Accrued loss on Georgia contract                      2,883,000             --
Severance                                             1,055,000      1,225,000
Legal                                                 1,535,000      1,318,000
Other                                                 1,346,000        721,000
                                                   ------------   ------------
                                                     25,669,000     17,028,000
Less:  Noncurrent portion of liability claims        (2,318,000)    (3,581,000)
                                                   ------------   ------------
                                                   $ 23,351,000   $ 13,447,000
                                                   ------------   ------------
                                                   ------------   ------------

7. Banking Arrangements

The Company has a $26,500,000 line of credit facility expiring in July 1997, which consists of $6,500,000 for working capital, $5,000,000 for acquisitions and $15,000,000 to support performance bonding needs (see note 16). Assets collateralized under the credit facility are accounts receivable, inventory, machinery and equipment and intangible assets. No borrowings were outstanding under credit lines at December 31, 1996 and 1995.

PHS had open letters of credit of $10,865,000 and $5,400,000 at December 31, 1996 and 1995, respectively, supporting performance guaranteed on specific contracts. At December 31, 1996, $6,000,000 related to the Georgia Department of Corrections' contract. In addition, Harbour had unused letters of credit of $700,000 at December 31, 1996 and 1995.

                          America Service Group Inc.

8. Income Taxes

The Company's provision (benefit) for income taxes consists of the following:

                                                Year ended December 31
                                           1996           1995          1994
                                      ------------    -----------    ---------
Current income taxes:
   Federal                            $ (1,110,000)   $   838,000    $ 668,000
   State                                  (137,000)       209,000      210,000
                                      ------------    -----------    ---------
                                        (1,247,000)     1,047,000      878,000
Deferred taxes:
   Federal                                      --       (438,000)    (210,000)
   State                                        --       (150,000)     (18,000)
                                      ------------    -----------    ---------
                                                --       (588,000)    (228,000)
                                      ------------    -----------    ---------
Income taxes (benefits)               $ (1,247,000)   $   459,000    $  650,000
                                      ------------    -----------    ---------
                                      ------------    -----------    ---------

Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                      1996             1995
                                                   ------------    -----------
Self-insurance reserves                            $  2,351,000    $ 1,973,000
Accrued vacation                                        804,000        462,000
Executive stock options                                 773,000             --
Bad debt allowance                                      769,000         77,000
Accrued loss on Georgia contract                        675,000             --
Accrued severance                                       348,000        502,000
Accrued legal                                           410,000        434,000
Depreciation                                           (266,000)      (178,000)
Net Operating Cost Carryforward                         347,000             --
Other                                                     6,000        (62,000)
                                                   ------------    -----------
                                                      6,217,000      3,208,000
Valuation allowance                                  (3,009,000)            --
                                                   ------------    -----------
                                                   $  3,208,000    $ 3,208,000
                                                   ------------    -----------
                                                   ------------    -----------

As of December 31, 1996, the Company had federal and state net operating loss carryforwards of $913,000 expiring in 2005. A valuation allowance has been established for deferred tax assets which are not expected to be realized. The Company believes it is more likely than not that the remaining deferred tax assets will be realized through the future reversal of existing taxable temporary differences and the generation of future taxable income.

                          America Service Group Inc.

8. Income Taxes (continued)

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

                                             Year ended December 31
                                       1996            1995          1994
                                      ------          ------        ------
Federal tax                           (34.0)%          34.0%         34.0%
State income taxes                     (1.4)            5.2           4.4
Other                                    --             0.8           1.1
Increase in valuation allowance        22.8              --            --
                                      ------           -----         -----
                                      (12.6)%          40.0%         39.5%
                                      ------           -----         -----
                                      ------           -----         -----

9. Redeemable Common Stock

During 1996, the Company sold 146,000 shares of common stock (purchased shares) and issued a stock award of 40,000 shares (awarded shares) of common stock to its newly appointed Chief Executive Officer. The 146,000 shares were sold at the then current fair market value of $8.75 per share. The vesting of the awarded shares was accelerated under the terms of the award and a compensation charge of $8.75 per share was recorded representing the fair market value of the shares on the date of issuance. Both the purchased and awarded shares are redeemable under the terms of the officer's employment agreement upon termination of employment. The redemption value of the shares is calculated as the average closing market value of the Company's common stock for the 30 trading days immediately preceding notification of intent to redeem the shares. Changes in the redemption value of the purchased and awarded shares are recorded as adjustments to retained earnings and compensation expense, respectively. During 1996, the Company increased the redemption value of the purchased and awarded shares by $226,000 and $62,000, respectively.

10. Stock Option Plan

The Company has an Incentive Stock Plan, which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 1,182,500 shares of ASG common stock. Awards and vesting periods under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options shall not be less than the fair market value at

                          America Service Group Inc.

10. Stock Option Plan (continued)

the date of grant. Options and other benefits expire at such times as the committee shall determine at the time of grant, but no later than ten years from the grant date.

The following is a summary of stock option activity under the plan:

                                          Options         Price Range
                                        ---------         -----------
Outstanding, January 1, 1994              810,400         $2.33-11.19
  Exercised                               (15,000)               2.67
  Canceled                                (19,000)               6.50
                                         --------         -----------
Outstanding, December 31, 1994            776,400         2.33 -11.19
  Granted                                 140,800          4.50 -6.31
  Exercised                               (80,500)         2.33 -6.50
  Canceled                               (168,500)         4.50 -6.50
                                         --------         -----------
Outstanding, December 31, 1995            668,200          2.33-11.19
  Granted                                 402,350         6.93 -13.12
  Exercised                              (324,950)         2.33 -6.50
  Stock award vested                      (40,000)         8.75 -8.75
  Canceled                                (18,800)         4.50-13.12
                                         --------         -----------
Outstanding, December 31, 1996            686,800         $2.67-13.12
                                         --------         -----------
                                         --------         -----------

Total options available for future grants at December 31, 1996 and 1995, were 131,000 and 47,300, respectively. Under a separate plan and as part of the recruitment of the Chief Operating Officer, the Company granted 75,000 options at fair market value during 1996.

In April 1996, the Company granted the Chief Executive Officer 175,000 stock options pursuant to an amendment to the Incentive Stock Plan in May 1996 which resulted in a $2,034,000 noncash compensation charge.

As of December 31, 1996, 490,000 options were exercisable. The Company has reserved 818,000 shares of common stock for options outstanding and for options which may be granted in the future.

                          America Service Group Inc.

10. Stock Option Plan (continued)

Pro forma information regarding net income (loss) and earnings per share is required by Statement 123 (see Note 2), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rate of 8.5%; volatility factors of the expected market price of the Company's common stock of 1.04 and 0.78; and a weighted-average expected life of the option of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31 is as follows:

                                                            December 31
                                                         1996          1995
                                                     ------------    ---------
Pro forma net income (loss) attributable to
  common shares                                      $ (7,190,000)   $ 506,000
                                                     ------------    ---------
Pro forma net income (loss) per common and
  common equivalent shares                           $      (2.15)   $     .16
                                                     ------------    ---------
                                                     ------------    ---------

The weighted average fair value of 262,000 for options granted at fair value and 215,000 options granted at less than fair value during 1996 was $7.23 and $1.81, respectively. The estimated remaining contractual life of options outstanding is 8.5. The weighted average exercise prices of outstanding and exercisable options at December 31, 1996 range as follows:


             Options                             Weighted-Average Price
  --------------------------------          --------------------------------
  Outstanding          Exercisable          Outstanding          Exercisable
   112,400               112,400              $  2.82              $ 2.82
   108,750                82,417              $  5.63              $ 5.73
   540,650               295,000              $ 10.67              $ 9.68


                          America Service Group Inc.

11. Employee Benefit Plan

The Company has a 401(k) Retirement Savings Plan (the Plan) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company matches such employee contributions to the Plan ranging from 1% to 3% depending on their years of participation. The Company recorded an expense of $299,000, $338,000 and $300,000 for the years ended December 31, 1996, 1995 and 1994, respectively, related to the matching contributions of the Plan.

The Company instituted an Employee Stock Purchase Plan during 1996.
Employees who have completed one year of service are eligible to contribute up to 10% of their annual salaries whereby common shares will be purchased at 85% of the Company's fair market value as defined within the agreement.

12. Professional and General Liability Insurance

Harbour Insurance, Inc., a PHS wholly-owned captive insurance company incorporated under the laws of the state of Delaware, currently provides professional and general liability coverage to PHS with limits of $1,000,000 per claim and various aggregate limits per policy year. The aggregate limit for policy years ending 1996, 1995 and 1994 was $3,250,000, $2,450,000 and
$2,450,000, respectively. Possible claims in excess of the individual and aggregate claims per policy year up to a maximum of $5,000,000 are covered by third-party insurance policies on a claims-made basis. During the 1994-1995 and 1993-1994 policy years, the Company retained 30% of this excess coverage on a risk-sharing basis. Any liabilities in excess of the third-party insurance limits are assumed by the Company. The Harbour policy relative to the contract with the Georgia Department of Corrections is an occurrence based policy with similar levels of self-insured retention.

In prior years, PHS has contributed approximately $1,100,000 for capitalization of Harbour. Amounts contributed are adequate to meet legal capitalization requirements and are restricted from general use by PHS.

The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses discounted at 6% in 1996 and 7% in 1995 and 1994. Amounts accrued were $5,992,000 and $5,055,000 at

                          America Service Group Inc.

December 31, 1996 and 1995, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made.

13. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment through October 2003 under certain noncancelable operating leases.

The Company is negotiating a sublease agreement with a third party for its former corporate office space in New Castle, Delaware. The sublease is for the period May 1, 1997 through April 30, 1999, with two six month renewal options through April 30, 2000. The original lease term expires July 31, 2000. Based upon the anticipated consummation of the sublease, no lease termination expense has been recorded by the Company.

Future minimum annual lease payments at December 31, 1996 are as follows:

          Year ending December 31:
              1997                        $   702,000
              1998                            607,000
              1999                            612,000
              2000                            421,000
              2001                            211,000
              Thereafter                      388,000
                                          -----------
                                            2,941,000
              Sublease receipts              (669,000)
                                          -----------
                                          $ 2,272,000
                                          -----------
                                          -----------

Rental expense under operating leases was $564,000, $457,000 and $337,000 for the years ended December 1996, 1995 and 1994, respectively.

                          America Service Group Inc.

13. Commitments and Contingencies (continued)

Catastrophic Limits

Many of the Company's contracts require reimbursement to the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or AIDS-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company's operations. Beginning in September 1996, the Company procured insurance from an unaffiliated insurer for contracts which do not contain catastrophic protection for hospitalization amounts in excess of $125,000 per inmate. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

Litigation and Claims

The Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its financial position or results of operations.

14. Major Customers and Geographical Concentrations

The following is a summary of revenues from major customers:

                                             Year ended December 31
                                     1996            1995            1994
                                --------------- --------------- ---------------
(In thousands)                  Revenue Percent Revenue Percent Revenue Percent
                                ------- ------- ------- ------- ------- -------
State of Georgia                $56,662  37.2%  $13,530  11.8%  $    --     --%
State of Kansas                  17,096  11.2    15,476  13.5    15,217   13.9
City of Philadelphia             16,034  10.5    14,713  12.8    13,642   12.4
State of Maryland                15,479  10.2    18,747  16.3    17,535   16.0

                          America Service Group Inc.

14. Major Customers and Geographical Concentrations (continued)

Contracts with the states of Maryland, Delaware, and Georgia, which potentially expose the Company to concentrations of credit risk, constituted 12%, 11% and 6%, respectively, of total accounts receivable at December 31, 1996. Estimated credit losses associated with the receivables are provided for in the consolidated financial statements.

The Company was notified in October 1996 of the State of Georgia's intention not to renew its contract expiring June 1997 (see Note 3).

15. Subsequent Events

In December 1996, the Company announced that it had entered into a letter of intent to merge with Wexford Health Sources, Inc. During final stages of the Company's due diligence review, issues have arisen which warrant re-evaluation of the proposed transaction. Accordingly, the letter of intent has been extended to allow adequate time for reassessment. There can be no assurance that the transaction will be consummated.

On March 28, 1997, the Company received approval and confirmation for a new debt agreement, subject to the terms and conditions of the term sheet. The agreement is for a $20,000,000 line of credit facility for general corporate purposes including working capital, the issuance of letters of credit for performance bonds and the funding of acquisitions. Under the line, which matures September 2000, the Company is limited to $5,000,000 for working capital needs through March 1998. The interest rate is based upon LIBOR or prime rates subject to the quarterly operating performance of the Company, as defined in the agreement. The line of credit is also subject to certain quarterly financial covenants.

                     Report of Independent Accountants on
                        Financial Statement Schedules

To the Board of Directors of
America Service Group Inc.

Our audits of the consolidated financial statements referred to in our report dated March 11, 1996, except as to Note 15, which is as of March 28, 1996, appearing on page F-2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Baltimore, Maryland
March 11, 1996

                                                                 Schedule II

                          America Service Group Inc.

                Valuation and Qualifying Accounts and Reserves

                               December 31, 1996

                                        Additions
                                   --------------------
                       Balance at  Charged to  Charged              Balance
                       Beginning   Costs and   to Other             at End
                       of Period   Expenses    Accounts  Deductions of Period
                       ---------  -----------  -------  ----------- -----------
December 31, 1996
Allowance for
    doubtful accounts  $ 840,000  $ 1,822,000  $  --     $ 646,000  $ 2,016,000
Valuation allowance for
    deferred tax asset     --       2,662,000     --         --       2,662,000
                       ---------  -----------  --------  ---------  -----------
                       $ 840,000  $ 4,484,000     --     $ 646,000  $ 4,678,000
                       ---------  -----------  --------  ---------  -----------
                       ---------  -----------  --------  ---------  -----------
December 31, 1995
Allowance for
    doubtful accounts  $ 419,000  $   421,000  $  --     $  --      $   840,000
                       ---------  -----------  --------  ---------  -----------
                       ---------  -----------  --------  ---------  -----------
December 31, 1994
Allowance for
    doubtful accounts  $ 297,000  $   122,000  $  --     $  --      $   419,000
                       ---------  -----------  --------  ---------  -----------
                       ---------  -----------  --------  ---------  -----------