Form 10-Q
period 1997-03-31
AMERICA SERVICE GROUP INC /DE
filed 1997-05-13
CIK 877476

        FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to    .
                              ----  ----


COMMISSION FILE NUMBER 0-19673

AMERICA SERVICE GROUP INC.

            (Exact name of registrant as specified in its character)



Delaware                                                        51-0332317
(State or other jurisdiction of                             (I.R.S. Employer)
incorporation or organization)                              Identification No.


105 Westpark Drive, Suite 300, Brentwood, Tennessee 37027
---------------------------------------------------------
             (Address and zip code of principal executive office)
(615) 373-3100
--------------

             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X         NO
                                                 ---    ---

There were 3,479,229 shares of Common Stock outstanding as of April 30, 1997

                           AMERICA SERVICE GROUP INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                                 Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at March 31, 1997 and
         December 31, 1996                                                                            3

         Condensed Consolidated Statements of Operations for the quarters ended March 31, 1997
         and March 31, 1996                                                                           4

         Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 1997
         and March 31, 1996                                                                           5

         Notes to Consolidated Financial Statements                                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                 6-7



PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         Signature Page

                           AMERICA SERVICE GROUP INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                   March 31, 1997   December 31, 1996
                                                                   ---------------  ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $  9,596,000      $ 12,550,000
     Short-term investments                                           2,165,000         2,105,000
     Accounts receivable:
         Healthcare sites, less allowance for doubtful accounts      11,543,000         8,666,000
         Advance billings and other                                   4,465,000         4,228,000
     Assets held for sale                                             2,900,000         2,900,000
     Prepaid expenses and other current assets                        4,416,000         3,688,000
     Current deferred taxes                                           2,152,000         2,152,000
                                                                   ------------      ------------
         Total currents assets                                       37,237,000        36,289,000

Restricted investments                                                5,459,000         5,458,000
Property and equipment, net                                           3,166,000         3,036,000
Deferred taxes                                                        1,056,000         1,056,000
Cost in excess of net assets acquired, net                              443,000           453,000
Other assets                                                            165,000           165,000
                                                                   ============      ============
                                                                   $ 47,526,000      $ 46,457,000
                                                                   ============      ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $  7,396,000      $  7,656,000
     Accrued expenses                                                24,001,000        23,351,000
     Deferred revenue                                                 8,920,000         8,748,000
                                                                   ------------      ------------
         Total current liabilities                                   40,317,000        39,755,000

Noncurrent portion of accrued expenses                                2,318,000         2,318,000
Commitments and contingencies
Redeemable common stock                                               1,842,000         1,916,000

Common stock                                                             34,000            34,000
Additional paid in capital                                            7,469,000         7,546,000
Accumulated deficit                                                  (4,454,000)       (4,904,000)
Treasury stock                                                             --            (208,000)
                                                                   ============      ============
Total liabilities and stockholders' equity                         $ 47,526,000      $ 46,457,000
                                                                   ============      ============

                           AMERICA SERVICE GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Quarter Ended March 31
                                                                   ------------------------------
                                                                        1997             1996
                                                                   ------------      ------------
Revenues
     Healthcare revenue                                            $ 38,660,000      $ 38,970,000
     Interest income                                                    183,000           113,000
                                                                   ------------      ------------
Total Revenue                                                        38,843,000        39,083,000
Healthcare  expenses                                                 36,160,000        35,827,000
                                                                   ------------      ------------
Gross margin                                                          2,683,000         3,256,000
Selling, general and administrative expenses                          2,290,000         2,621,000
                                                                   ------------      ------------
Income from operations                                                  393,000           635,000
Interest expense                                                           --               9,000
                                                                   ------------      ------------
Income before income taxes                                              393,000           626,000
Provision for income taxes                                                 --             251,000
                                                                   ------------      ------------
Net income                                                              393,000           375,000
Redeemable common stock decrease                                         57,000              --
                                                                   ============      ============
Net income attributable to common shares                           $    450,000      $    375,000
                                                                   ============      ============

Net income per common and common equivalent share                  $       0.13      $       0.12
                                                                   ============      ============


Weighted average common and common equivalent shares outstanding      3,542,000         3,151,000
                                                                   ============      ============

                           AMERICA SERVICE GROUP INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Quarter Ended March 31
                                                                   ------------------------------
                                                                       1997               1996
                                                                   ------------      ------------
Operating activities:
     Net income                                                    $    393,000      $    375,000
     Adjustments to reconcile net income to net cash
         used in operating activities:
     Depreciation and amortization                                      200,000           299,000
     Non-cash compensation adjustment                                   (16,000)             --
     Deferred income tax provision                                            -          (330,000)
     (Increase) decrease in:
         Accounts receivable                                         (3,115,000)       (1,545,000)
         Prepaid expenses and other current assets                     (728,000)         (487,000)
         Other assets                                                      --             (11,000)
     Increase (decrease) in:
         Accounts payable                                              (260,000)         (382,000)
         Accrued expenses                                               650,000        (1,160,000)
         Deferred revenue                                               172,000            18,000
         Income taxes payable                                              --             329,000
                                                                   ------------      ------------
Net cash used in operating activities                                (2,704,000)       (2,894,000)

Investing activities:
     Change in short-term investments                                   (60,000)             --
     Change in restricted investments                                    (1,000)          (93,000)
     Capital expenditures                                              (320,000)       (1,416,000)
                                                                   ------------      ------------
Net cash used in investing activities:                                 (381,000)       (1,509,000)

Financing activities:
     Purchase of treasury stock                                            --            (875,000)
     Proceeds from notes payable                                           --           1,161,000
     Exercise of stock options                                          131,000              --
                                                                   ------------      ------------
Net cash provided by financing activities                               131,000           286,000

Net decrease in cash and cash equivalents                            (2,954,000)       (4,117,000)
Cash and cash equivalents beginning of period                        12,550,000        12,050,000
                                                                   ============      ============
Cash and cash equivalents end of period                            $  9,596,000      $  7,933,000
                                                                   ============      ============

                           AMERICA SERVICE GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.       BASIS OF PRESENTATION

The interim consolidated financial statements as of March 31, 1997 and for the quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the three months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1996.

2.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the quarters ended March 31, 1997 and 1996. The amount of dilution is computed using the treasury stock method and the risk free rate of return methodology for determining common stock equivalents in excess of 20% of common stock outstanding.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996

Revenues exclusive of interest income for the first quarter 1997 decreased to $38,660,000 from $38,970,000 in the first quarter 1996. The contract with the Georgia Department of Corrections expiring June 1997, accounted for $14,534,000 and $13,826,000 of revenue for the three months March 1997 and 1996, respectively. Seven contracts which commenced subsequent to March 1996 contributed $3,950,000 in revenue for the quarter ended March 31, 1997. Contracts accounting for $4,930,000 of revenue in the first quarter of 1996 expired subsequent to March 1996. Interest income increased due to the higher levels of cash during 1997.

Healthcare expenses during the first quarter 1997 were $36,160,000 or 93.5% of healthcare revenue versus $35,827,000 or 91.9% of healthcare revenue for the same period in 1996. Healthcare expenses exclusive of the Georgia contract were 89.6% and 87.0% for the quarters ended March 1997 and 1996.

Selling, general and administrative expenses for the first quarter 1997 were $2,290,000 versus $2,621,000 for March 1996. The 12.6% decrease is a direct result of the corporate relocation, reengineering and reduction of corporate non-clinical support staff.

March 1997 does not reflect income taxes due to the utilization of income tax loss carryforwards.


Liquidity and Capital Resources

The Company's cash, cash equivalents and short term investments at March 31, 1997 were $11,761,000 compared with cash, cash equivalents and short term investments of $14,655,000 at December 31, 1996. Cash used in operating activities during the quarter ended March 31, 1997 was $2,704,000 compared to cash used in operations of $2,894,000 for the comparable 1996 period. The primary use of cash during the period was the increase in accounts receivable of $3,115,000. The increase in accounts receivable is attributable to the timing of cash receipts relating to significant contracts. These receipts, approximating $2,400,000, were received early in April 1997.

Management believes that the current levels of cash, when coupled with internally generated funds and the lines of credit, are sufficient to meet the Company's immediate foreseeable cash requirements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       AMERICA SERVICE GROUP INC.






Dated:  May 13, 1997






                                       /s/ MICHAEL CATALANO
                                       ---------------------------------------
                                       Michael Catalano
                                       Executive Vice President
                                       & General Counsel




                                       /s/ BRUCE A. TEAL
                                       ---------------------------------------
                                       Bruce A. Teal
                                       Vice President, Controller and Treasurer
                                       (Acting Principal Financial Officer and
                                       Principal Accounting Officer)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

    3.1 - Amended and Restated Certificate of Incorporation of America Service Group, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on form S-1, Registration No. 33-43306, as amended).

    3.2 - Amended and Restated By-Laws of America Service Group Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    4.1  -  Specimen Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, (Registration No. 33-43306).

  10.24 - Sublease Agreement dated April 22, 1997, for office located at Two Penns Way, Suite 200, New Castle, Delaware 19720 and Citibank Delaware as the subtenant.

   11.1  -  Statement re-computation of per share earnings.

   27.1  -  Financial Data Schedule (for SEC use only).

   99.1  -  Safe Harbor Compliance Statement (incorporated by reference to
            Exhibit 99.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

(B) REPORTS ON FORM 8-K

  (None)

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
------     -----------

3.1        Amended and Restated Certificate of Incorporation of
              America Service Group, Inc.......................................

3.2        Amended and Restated By-Laws of America Service Group, Inc..........

4.1        Specimen Common Stock Certificate...................................

10.24      Sublease Agreement Between America Service Group, Inc.
              Citibank Delaware................................................

11.1       Statement re-computation of per share earnings......................

27.1       Financial Data Schedule (for SEC use only)..........................

99.1       Safe Harbor Compliance Statement....................................