Form 10-Q/A
period 1996-06-30
AMERICA SERVICE GROUP INC /DE
filed 1997-05-14
CIK 877476

FORM 10-Q/A - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE UNITED STATES
                       SECURITIES EXCHANGE ACT OF 1934


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-Q/A

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----.


COMMISSION FILE NUMBER: 0-19673

AMERICA SERVICE GROUP INC.

(Exact name of registrant as specified in its character)



Delaware                                                 51-0332317
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

                           AMERICA SERVICE GROUP INC.


                         QUARTERLY REPORT ON FORM 10-Q/A

                                     INDEX

                                                                                                 Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at June 30, 1996 and                                     3
         December 31, 1995

         Condensed Consolidated Statements of Operations for the six months and quarters ended          4
         June 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996         5
         and 1995

         Notes to Consolidated Financial Statements                                                     6

Item 2.  Management's  Discussion  and  Analysis of Financial  Condition  and Results of
         Operations                                                                                  7-10


PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         Signature Page


                           AMERICA SERVICE GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30, 1996   December 31, 1995
                                                                                 ------------      ------------
Current assets:
     Cash and cash equivalents                                                   $  4,016,487      $ 12,049,855
     Investments, at cost, less allowance for doubtful accounts                       700,000           700,000
     Accounts receivable:
         Healthcare sites (net of allowance)                                       13,006,983        11,669,007
         Advance billings and other                                                 9,945,422         4,919,797
     Inventory                                                                        350,637           454,434
     Prepaid expenses and income taxes                                              3,348,913         1,098,211
     Current deferred taxes                                                         1,008,000         2,054,200
                                                                                 ------------      ------------
         Total currents assets                                                     32,376,442        32,945,504

Restricted investments                                                              4,792,032         4,574,624
Property and equipment, net                                                         5,936,449         3,239,004
Deferred taxes                                                                      3,403,000         1,153,800
Cost in excess of net assets acquired, net                                            474,642           495,771
Other assets                                                                           89,415            92,635
                                                                                 ============      ============
                                                                                 $ 47,071,980      $ 42,501,338
                                                                                 ============      ============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $  4,243,118      $  7,015,264
     Accrued expenses                                                              19,210,099        14,129,132
     Deferred revenue                                                               8,878,381         9,109,469
     Notes payable                                                                    206,939                --
                                                                                 ------------      ------------
         Total current liabilities                                                 32,538,537        30,253,865
                                                                                 ------------      ------------

Noncurrent portion of accrued expenses and deferred revenue                         4,106,000         3,581,000
Noncurrent portion of notes payable                                                   504,323                --
Commitments and contingent liabilities
Redeemable Common Stock                                                             3,574,548                --

Common stock                                                                           34,040            34,040
Additional paid-in-capital                                                          7,164,065         6,886,721
Retained earnings                                                                          --         4,007,501
Treasury stock                                                                       (849,533)       (2,261,789)
                                                                                 ------------      ------------
                                                                                 $ 47,071,980      $ 42,501,338
                                                                                 ============      ============

                          AMERICA SERVICE GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Quarter Ended June 30,             Six Months Ended June 30,
                                                       ------------------------------      ------------------------------
                                                             1996              1995              1996              1995
                                                       ------------      ------------      ------------      ------------
Revenues                                               $ 38,964,977      $ 24,943,347      $ 77,934,546      $ 50,175,533
Health-care expenses                                     39,577,475        22,025,182        75,404,037        44,394,498
                                                       ------------      ------------      ------------      ------------
Gross Margin                                               (612,498)        2,918,165         2,530,509         5,781,035

Selling, general and administrative expenses              3,277,977         2,345,654         5,899,104         4,728,159
Non-cash, non-recurring compensation charge               2,384,375                --         2,384,375                --
                                                       ------------      ------------      ------------      ------------
     Total selling, general and administrative
     expenses                                             5,662,352         2,345,654         8,283,479         4,728,159

Income (loss) from operations                            (6,274,850)          572,511        (5,752,970)        1,052,876

Other income (expense):
     Interest income                                         85,932            52,203           198,753            83,325
     Interest expense                                       (26,786)           (7,247)          (35,455)           (9,583)
                                                       ------------      ------------      ------------      ------------

         Total other income                                  59,146            44,956           163,298            73,742

Income (loss) before income taxes (benefits)             (6,215,704)          617,467        (5,589,672)        1,126,618
Provision for income taxes (benefits)                    (2,490,000)          249,000        (2,239,000)          450,000
                                                       ------------      ------------      ------------      ------------
Net income (loss)                                        (3,725,704)          368,467        (3,350,672)          676,618
Change in redeemable common stock                        (1,528,328)               --        (1,528,328)               --
                                                       ------------      ------------      ------------      ------------
Net Income (Loss) attributable to common
shares                                                 $ (5,254,032)     $    368,467      $ (4,879,000)     $    676,618
                                                       ============      ============      ============      ============
Net income (loss) per common and common equivalent
shares                                                 $      (1.63)     $       0.11      $      (1.60)     $       0.20
                                                       ============      ============      ============      ============


Common and common equivalent shares outstanding           3,219,572         3,337,808         3,050,981         3,309,056
                                                       ============      ============      ============      ============

                          AMERICA SERVICE GROUP INC
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                    Six Months Ended June 30,
                                                                                 ------------------------------
                                                                                    1996               1995
                                                                                 -------------     -------------
Operating Activities:
     Net income (loss)                                                           $ (3,350,672)     $    676,618
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
     Depreciation and amortization                                                    661,369           329,082
     Non-cash and non-recurring compensation charges                                2,803,095
     Deferred income tax provision                                                 (1,203,000)         (207,988)
     (Increase) decrease in:
         Accounts receivable                                                       (6,363,601)         (233,134)
         Inventory                                                                    103,797            (6,946)
         Prepaid expenses and income taxes                                         (2,250,702)         (246,091)
         Other assets                                                                   3,220            29,789
     Increase (decrease) in:
         Accounts payable                                                          (2,772,146)          (69,696)
         Accrued expenses                                                           5,877,754        (1,954,540)
         Deferred revenue                                                            (231,088)               --
         Income taxes payable                                                        (271,787)               --
                                                                                 ------------      ------------
Net cash used in operating activities                                              (6,993,761)       (1,682,906)
                                                                                 ------------      ------------

Investing Activities:
     Change in restricted investments, net                                           (217,408)          206,497
     Sales and maturities of investments                                                   --            58,083
     Capital expenditures                                                          (3,337,685)         (264,895)
                                                                                 ------------      ------------
Net cash used in investing activities                                              (3,555,093)             (315)
                                                                                 ------------      ------------

Financing Activities:
     Proceeds from notes payable borrowings                                           711,262                --
     Exercise of stock options                                                      1,401,626           302,163
     Issuance of redeemable common stock                                            1,277,500                --
     Purchase of treasury stock                                                      (874,902)               --
                                                                                 ------------      ------------
Net cash provided by financing activities                                           2,515,486           302,163
                                                                                 ------------      ------------

Net decrease in cash and cash equivalents                                          (8,033,368)       (1,381,058)
Cash and cash equivalents beginning of period                                      12,049,855         3,829,888
                                                                                 ============      ============
Cash and cash equivalents end of period                                          $  4,016,487      $  2,448,830
                                                                                 ============      ============

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

3.       NON-CASH, NON-RECURRING COMPENSATION CHARGE

On April 1, 1996 the Company signed an employment and other agreements with its new President and Chief Executive Officer. Under the terms of the agreements, the Company sold 146,000 shares of stock from treasury at a price of $8.75 per share (the fair market value of the Company's common stock on April 1, 1996), issued 40,000 shares and granted options to purchase 175,000 shares of stock at $8.75 per share, with this option grant being subject to shareholder approval of an amended stock option plan. The amended stock option plan was approved by the stockholders at the May 23, 1996 Annual Meeting. Both the restricted stock award and the options contained accelerated vesting provisions should the price of the Company's stock achieve certain targeted price levels. The maximum targeted market price was reached on April 30, 1996, and therefore all options and the restricted stock became fully vested at that date. The Company recorded a non-cash, non-recurring charge to earnings in the second quarter equal to the fair market value of the restricted stock on the date of the award

($350,000) and, with respect to the stock options, the excess of the fair market value of the Common Stock at the date of shareholder approval of the amended stock option plan over the option price ($2,034,375).

The agreement contains a redemption clause, whereby, upon termination of employment, the employee can require the Company to purchase and the Company can require the employee to sell to the Company, the 186,000 shares. The purchase price of the shares will be equal to the average closing price of the shares for the thirty day period prior to the date of notification by either party of their intention to exercise this right. Changes in the redemption value of the purchased and awarded shares are recorded as adjustments to retained earnings and compensation expense.

4.        AMENDED QUARTERLY FILING

The Company has amended its second and third quarter 10-Q filings for 1996 in order to properly reflect the financial impact of adjusting the 146,000 redeemable common shares purchased and the 40,000 redeemable common shares awarded to the President and Chief Executive Officer of the Company to market, as defined as the average closing price of the shares for the 30 day period prior to the date of notification by either party of their intention to exercise this right.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

SECOND QUARTER 1996 VERSUS SECOND QUARTER 1995

Revenues for the second quarter 1996 increased 56% to $38,965,000 from $24,943,000 in the second quarter 1995. The contract with the State of Georgia which commenced on October 1, 1995 accounted for $13,943,000 of the increase. Three of the Company's contracts, which commenced subsequent to the second quarter 1995, contributed revenues of $1,176,000 in the second quarter while six contracts which produced $3,100,000 in revenue in the second quarter 1995 were terminated prior to 1996 and therefore produced no revenue in the current quarter. Repricing and renewals of continuing contracts contributed an additional $1,928,000 in revenue during the current quarter.

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

Selling, general and administrative expenses for the second quarter 1996 were $5,662,000, which included a $2,384,000 non-cash, non-recurring compensation charge related to stock awards and options issued to the President and Chief Executive Officer of the Company, $419,000 relating to the 40,000 redeemable common shares being adjusted to market and $225,000 in legal and reserve adjustments. Excluding these charges, selling, general and administrative expenses increased $289,000 over the second quarter 1995 and were 6.8% of revenue in the second quarter 1996 compared with 9.4% in the second quarter 1995. The percentage decrease is due primarily to leveraging of the Company's administrative cost structure over greater revenues associated with the Georgia contract.

Other income was $59,000 for the second quarter 1996 compared with $45,000 during the second quarter 1995. Interest income has increased as a result of higher levels of cash during 1996 due to the prepayment feature of the Georgia contract. Interest expense was approximately $27,000 during the second quarter 1996 and relates principally to an equipment financing loan that has been repaid during August 1996.

An income tax benefit of $2,490,000 was recorded during the second quarter 1996 as a result of the losses incurred. The benefit rate is approximately 40%. The second quarter 1995 tax provision of $249,000 was recorded at an effective tax rate of approximately 40%.

The Company recognized a charge of $1,528,000 for the quarter June 1996 adjusting the 146,000 redeemable common shares recognized by the President and Chief Executive Officer to market.


SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Revenues of $77,935,000 for the six months ended June 30, 1996 increased 55% over revenue of $50,176,000 for the corresponding 1995 period. The contract with the State of Georgia accounted for $27,769,000 of the increase. Three contracts, which commenced subsequent to the second quarter 1995 contributed revenues of $2,320,000 in the six months ended June 30, 1996 while six contracts which produced $6,983,000 in revenue for the six months ended June 30, 1995 were terminated prior to 1996 and therefore produced no revenue in the current period. Repricing and renewals of continuing contracts and revenue associated with increased inmate populations contributed an additional $4,641,000 in revenue during the current six months.

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

Selling, general and administrative expenses for the six month period ended June 30, 1996 were $8,283,000 and includeds a $2,384,000 non-cash, non-recurring compensation charge related to stock awards and options issued to the President and Chief Executive Officer of the Company, $419,000 relating to the 40,000 redeemable common shares adjusted to market and $225,000 in legal and reserve adjustments. Excluding these charges, selling, general and administrative expenses during the six months ended June 30, 1996 increased $527,000 over the comparable 1995 period and were 6.7% of revenue in the six months ended June 30, 1996 compared with 9.4% of revenue for the comparable 1995 period. The percentage decrease is due primarily to leveraging of the Company's administrative cost structure over greater revenues associated with the Georgia contract.

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

An income tax benefit of $2,239,000 has been recorded during the six months ended June 30, 1996 as a result of the losses incurred. The benefit rate is approximately 40%. The comparable 1995 tax provision of $450,000 was recorded at an effective tax rate of approximately 40%.

Liquidity and Capital Resources

The Company's cash, cash equivalents and investments at June 30, 1996 were $4,716,000 compared with cash, cash equivalents and investments of $12,750,000 at December 31, 1995. Cash used in operating activities during the six months ended June 30, 1996 was $6,994,000 compared to cash used in operations of $1,683,000 for the comparable 1995 period. The primary uses of cash during the period were the increase in accounts receivable of $6,364,000, an increase in prepaid expenses of $2,251,000 and a decrease in accounts payable of $2,772,000. The increase in accounts receivable is attributable to the timing of cash receipts of two large state contracts. These payments approximating, $5,500,000, were received prior to the end of July. Accounts payable decreases can be attributed to the Georgia contract payables which began being paid in volume subsequent to the first of the year. The increase in prepaid expenses and income taxes is due to estimated taxes being paid during the six month period ended June 30, 1996 on projected 1996 pretax operating income prior to the recording of the operating losses late in the second quarter. Additionally a benefit has been provided on these losses under the assumption that previously paid income taxes would be recoverable. These uses of cash were partially offset by an increase in accrued expenses due mainly to the provisions for contract losses.

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






                                     AMERICA SERVICE GROUP INC.

Dated:  May 14, 1997                 /s/ MICHAEL CATALANO
                                     --------------------------------------
                                     Michael Catalano
                                     Executive Vice President
                                     & General Counsel



                                     /s/ BRUCE A. TEAL
                                     --------------------------------------
                                     Bruce A. Teal
                                     Vice President, Controller and Treasurer
                                     (Acting Principal Financial Officer and
                                     Principal Accounting Officer)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

              3.1 -- Amended and Restated Certificate of Incorporation of
                     America Service Group Inc. (incorporated by reference to
                     Exhibit 3.1 of the Registrant's Registration Statement on form S-1, Registration No. 33-43306, as amended).

              3.2 -- Amended and Restated By-Laws of America Service Group Inc.
                     (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

              4.1 -- Specimen Common Stock Certificate (incorporated by
                     reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-43306).

             10.1 Prison Health Services, Inc. 1986 Employees' Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-43306, as amended).*

             10.2 America Service Group Inc. Amended Incentive Stock Plan (as adopted by the Board of Directors on March 19, 1996) (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the three months period ending June 30, 1996), as subsequently amended by resolution for issuance thereunder from 1,075,000 to 1,182,500.*

             10.3 America Service Group Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).*

             10.4 Prison Health Services, Inc. Medical Services Agreement for the Georgia Department of Corrections, dated June 30, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on From 10-K the year ended December 31, 1995).*

             11.1    Statement regarding computation of per share earnings.

             27.1    Financial Data Schedule

             * Previously filed or incorporated by reference on Registrant's Quarterly Report on form 10-Q for the Period ending June 30, 1996.

     (b)  REPORTS ON FORM 8-K

             (None)

                              INDEX TO EXHIBITS


EXHIBT
NUMBER   DESCRIPTION
------   -----------

3.1      Amended and Restated Certificate of Incoporation of
             America Service Group Inc.....................................

3.2      Amended and Restated By-Laws of America Service Group Inc.........

4.1      Specimen Common Stock Certificate.................................

10.1     Prison Health Services, Inc. 1986 Employees Stock Option Plan.....

10.2     Amended America Group Inc. Incentive Stock Plan...................

10.3     America Service Group Inc. 401(k) Profit Sharing Plan.............

10.4     Prison Health Services, Inc. Medical Services Agreement...........

11.1     Statement re-computation of per share earnings....................

27.1     Financial Data Schedule...........................................