Form 10-Q/A
period 1996-09-30
AMERICA SERVICE GROUP INC /DE
filed 1997-05-14
CIK 877476

        FORM 10-Q/A QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended September 30, 1996

                                      Or

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



105 Westpark Drive, Suite 300, Brentwood, TN 37027
-------------------------------------------------
             (Address and zip code of principal executive office)
(615) 373-3100
--------------
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

                          AMERICA SERVICE GROUP INC.

                         QUARTERLY REPORT ON FORM 10-Q/A

                                     INDEX


                                                                           Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 30, 1996 and
         December 31, 1995                                                      3

         Condensed Consolidated Statements of Operations for the nine           4
         months and the quarters ended September 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the nine           5
         months and the quarters ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 7-9

Part II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         Signature Page

                          AMERICA SERVICE GROUP INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                         September 30, 1996       December 31, 1995
                                                                         ------------------       -----------------
                                    ASSETS
Current assets:
         Cash and cash equivalents                                        $ 11,521,092               $ 12,049,855
         Investments at cost                                                   700,000                    700,000
         Accounts receivable:
                   Healthcare sites, net of allowance for doubtful
                   accounts                                                  5,489,567                 11,669,007
                   Advance billings and other                                9,748,560                  4,919,797
         Inventory                                                             334,870                    454,434
         Prepaid expenses and income taxes                                   2,807,435                  1,098,211
         Current deferred taxes                                              3,046,353                  2,054,200
                                                                          ------------               ------------
                  Total currents assets                                     33,647,877                 32,945,504

Restricted investments                                                       4,755,162                  4,574,624
Property and equipment, net                                                  6,020,223                  3,239,004
Deferred taxes                                                               1,661,000                  1,153,800
Cost in excess of net assets acquired, net                                     464,077                    495,771
Other assets                                                                   104,416                     92,635
                                                                          ------------               ------------
                                                                          $ 46,652,755               $ 42,501,338
                                                                          ============               ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                 $  5,713,533               $  7,015,264
         Accrued expenses                                                   17,051,767                 13,845,039
         Deferred revenue                                                    9,092,188                  9,109,469
         Income taxes payable                                                   49,755                    284,093
         Notes payable                                                          51,202                       --
                                                                          ------------               ------------
            Total current liabilities                                       31,958,445                 30,253,865

Noncurrent portion of accrued expenses and notes payable                     4,407,000                  3,581,000
Commitments and contingent liabilities
Redeemable Common Stock                                                      2,662,218                       --

Common stock                                                                    34,040                     34,040
Additional paid-in-capital                                                   7,140,226                  6,886,721
Retained earnings                                                            1,261,384                  4,007,501
Treasury stock                                                                (810,558)                (2,261,789)
                                                                          ------------               ------------

                                                                          $ 46,652,755               $ 42,501,338
                                                                          ============               ============



                          AMERICA SERVICE GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Quarter Ended September 30,      Nine Months Ended September 30,
                                                        ---------------------------      -------------------------------
                                                             1996            1995             1996             1995
                                                             ----            ----             ----             ----
Revenues                                                 $ 37,472,333    $ 25,784,466    $ 115,406,879    $ 75,960,086
Health-care expenses                                       34,100,935      22,904,817      109,504,972      67,299,315
                                                         ------------    ------------    -------------    ------------
Gross Margin                                                3,371,398       2,879,649        5,901,907       8,660,771

Selling, general and administrative expenses                2,542,180       2,373,395        8,441,944       7,101,554
Non-cash, non-recurring compensation charge                      --              --          2,384,375            --
                                                         ------------    ------------    -------------    ------------
Income (loss) from operations                                 829,218         506,254       (4,924,412)      1,559,217

Other income (expense):
   Interest income                                             87,155          27,493          285,928         110,731
   Interest expense                                            (5,459)         (3,314)         (40,914)        (12,897)
                                                         ------------    ------------    -------------    ------------
        Total other income                                     81,696          24,179          245,014          97,834

Income (loss) before taxes (benefits)                         910,914         530,433       (4,679,398)      1,657,051
Provision  for income taxes (benefits)                        365,000         204,000       (1,873,980)        654,000
                                                         ------------    ------------    -------------    ------------
Net income (loss)                                             545,914         326,433       (2,805,418)      1,003,051
Change in Redeemable Common Stock                             716,130            --           (812,198)           --
                                                         ------------    ------------    -------------    ------------
Net Income (Loss) Attributable to Common Shares          $  1,262,044    $    326,433    ($  3,617,616)   $  1,003,051
                                                         ============    ============    =============    ============
Net income (loss) per common and common equivalent
share                                                    $       0.36    $       0.10    $       (1.16)   $       0.30
                                                         ============    ============    =============    ============
Common and common equivalent shares
outstanding                                                 3,516,726       3,348,808        3,128,413       3,314,342
                                                         ============    ============    =============    ============

                           AMERICA SERVICE GROUP INC
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                              1996             1995
                                                                              ----             ----

Operating Activities:
         Net income (loss)                                                $( 2,805,418)    $  1,003,051
         Adjustments to reconcile net income (loss) to net cash
                  used in operating activities:
         Depreciation and amortization                                         698,331          496,430
         Non-cash and non-recurring compensation charges                     2,606,895             --
         Deferred income tax provision                                      (1,499,353)        (305,988)
         (Increase) decrease in:
                  Accounts receivable                                        1,350,677        3,045,816
                  Inventory                                                    119,564          (76,477)
                  Prepaid expenses and income taxes                         (1,709,224)        (128,930)
                  Other assets                                                 (11,781)          20,295
         Increase (decrease) in:
                  Accounts payable                                          (1,301,731)        (830,338)
                  Accrued expenses                                           4,032,728       (2,575,318)
                  Deferred revenue                                             (17,281)            --
                  Income taxes payable                                        (234,338)            --
                                                                          ------------     ------------
Net cash provided by operating activities                                    1,229,069          648,541
                                                                          ------------     ------------

Investing Activities:
         Change in restricted investments, net                                (180,538)         206,497
         Sales and maturities of investments                                      --             33,495
         Capital expenditures                                               (3,447,856)        (635,891)
                                                                          ------------     ------------
Net cash used in investing activities                                       (3,628,394)        (395,899)
                                                                          ------------     ------------

Financing Activities:
         Proceeds from notes payable borrowings                                 51,202             --
         Exercise of stock options                                           1,416,762          302,163
         Sale of redeemable common stock                                     1,277,500             --
         Purchase of treasury shares                                          (874,902)        (525,000)
                                                                          ------------     ------------
Net cash provided (used in) by financing activities                          1,870,562         (222,837)
                                                                          ------------     ------------

Net increase (decrease) in cash and cash equivalents                          (528,763)          29,805
Cash and cash equivalents beginning of period                               12,049,855        3,829,888
                                                                          ------------     ------------
Cash and cash equivalents end of period                                   $ 11,521,092     $  3,859,693
                                                                          ============     ============

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

3.   Amended Quarterly Filing

The Company has amended its second and third quarter 10-Q filings for 1996 in order to properly reflect the financial impact of adjusting the 146,000 redeemable common shares purchased and the 40,000 redeemable common shares awarded to the President and Chief Executive Officer of the Company to market, defined as the average closing price of the shares for the thirty day period prior to the date of notification by either party of their intention to exercise this right.

                          AMERICA SERIVCE GROUP, INC.

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THIRD QUARTER 1996 VERSUS THIRD QUARTER 1995

Revenues for the third quarter 1996 increased $11,688,000 or 45% to $37,472,000 from $25,784,000 in the third quarter 1995. The contract with the State of Georgia which will expire on June 30,1997, accounted for $14,087,000 of revenues during the third quarter 1996. Two contracts which commenced during the third quarter of 1996 contributed revenues of $2,629,000. Eight contracts which produced revenue of $5,762,000 during the third quarter of 1995 were terminated prior to the third quarter of 1996 and therefore produced no revenue in the current quarter. Repricing and renewals of continuing contracts contributed an additional $734,000 in revenue during the current quarter.

Health care expenses during the third quarter 1996 were $34,101,000 or 91% of revenue. Health care expenses in the third quarter of 1995 were 88.8% of revenue. The increase in health care expenses and the increase in the percentage of revenue can be attributed to specific cost issues relating to the contract with the State of Georgia. During the second quarter of 1996, the Company established reserves directly attributable to these cost issues in Georgia and implemented operational, management and staffing changes intended to bring the health care outside services, pharmacy and laboratory as it endeavors to implement its "managed care" philosophy throughout the State of Georgia. Rates for clinical and outpatient services have also been higher than anticipated.

Selling, general and administrative expenses for the third quarter 1996 and 1995 were $2,542,000 and $2,373,000 respectively. Third quarter 1996 reflects a reduction in expenses of $196,000 relating to the adjustment of the 40,000 redeemable common shares to market. The increase in costs is attributable to the Georgia contract.

Other income was $82,000 for the third quarter 1996 compared with $24,000 during the 1995 third quarter. Interest income has increased as a result of higher levels of available cash during 1996 due to the prepayment feature of the Georgia contract. Interest expense was approximately $5,000 during the third quarter 1996 and relates principally to an equipment financing loan that was repaid in August 1996.

The provision for income taxes was $365,000 for the third quarter 1996 compared with $204,000 in the third quarter of 1995. The effective income tax rate was approximately 40% in the third quarter of 1996. The effective tax rate has increased in 1996 from approximately 39% in 1995 as an increasing percentage of the Company's pretax income is being generated in states with higher income tax rates.

The Company recognized a $716,000 gain for the quarter relating to the adjustment of the 146,000 redeemable common stock shares acquired by the President and Chief Executive Officer to market.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NONE MONTHS ENDED SEPTEMBER 30,
1995

Revenues of $115,407,000 for the nine months ended September 30, 1996 increased 52% over revenues of $75,960,000 for the corresponding 1995 period. The contract with the State of Georgia accounted for $41,856,000 of revenues during the nine months ended September 30, 1996. Five contracts that either commenced during 1996 or were not operating the full nine months of 1995, contributed $5,759,000 more revenue in the nine months ended September 30, 1996 than the nine months of 1995. Seven contracts that were terminated during 1995 generated revenue of $8,478,000 during the nine months ended 30, 1995 while four contracts were terminated in 1996 resulting in a decrease in revenue of $3,494,000 when comparing 1996 revenue to 1995. Repricing and renewals of continuing contracts and revenue associated with increased inmate populations contributed an additional $3,804,000 in revenue during the current nine months.

Health care expenses during the nine months ended September 30, 1996 were $109,505,000 or 94.9% revenue. Health care expenses include $2,100,000 in contract accounting and reserve adjustments recorded during the second quarter of 1996. Excluding the $2,100,000 charge, health care expenses were 93.1% of revenue compared with 88.6% in the nine month period ended September 30, 1995. The increase in health care expenses and the increases in the percentage of revenue is attributable to specific cost issues relating to the contract with the State of Georgia. The Company has experienced higher than expected utilization of outside services, pharmacy and laboratory as it endeavors to implement its "managed care" philosophy throughout the State of Georgia. Rates for clinical and outpatient services have also been higher than anticipated. The 35,000 inmate system had previously been privatized as a "staffing only" contract and implementation of the managed care concept has taken longer than anticipated.

Selling, general and administrative expenses for the nine-month period ended September 30, 1996 were $10,826,000 and includes a $223,000 charge to adjust the 40,000 redeemable common shares to market, $2,384,000 non-cash, non-recurring compensation charge related to stock awards and options issued to the President and Chief Executive Officer of the Company and $225,000 in legal and reserve adjustments. Excluding these charges, selling general and administrative expenses during the nine months ended September 30, 1996 increased $893,000 over the comparable 1995 period. The increase is directly attributable to the administrative costs associated with the Georgia contract.

Other income was $245,000 for the nine months ended September 30, 1996 compared with $98,000 during the comparable 1995 period. Interest income has increased as a result of higher levels of cash during 1996 due to the prepayment feature of the Georgia contract. Interest expense was approximately $41,000 during the 1996 period and relates principally to an equipment financing loan that was repaid in August 1996.

An income tax benefit of $1,874,000 was recorded during the nine months ended September 30, 1996 as a result of the losses incurred. The benefit rate is approximately 40%. The 1995 tax provision of $654,000 was recorded at an effective tax rate of approximately 40%.

Liquidity and Capital Resources

The Company's cash, cash equivalents and investments at September 30, 1996 were $12,221,000 compared with cash, cash equivalents and investments of $12,750,000 at December 31, 1995. Cash provided by operating activities during the nine months ended September 30, 1996 was $1,229,000 compared to cash provided by operating activities of $649,000 for the comparable 1995 period.

The primary sources of cash during the period were the decrease in accounts receivable of $1,351,000, and a net increase in the combined line items of accounts payable and accrued expenses. The decrease in accounts receivable is the result of settlement of contract year issues with a large state contract. Accounts payable decreased $1,302,000 during the period as a result of Georgia contract related invoices which began being paid in volume during 1996. Accrued expenses increased by $4,032,000 during the period, of which approximately $2,000,000 relates to the contract reserves recorded during the second quarter. The increase in prepaid expenses and income taxes is due to estimated taxes being paid based upon projected 1996 pretax operating profit. Additionally, a benefit has been provided on 1996 losses under the assumption that previously paid income taxes will be recoverable. Capital expenditures of $3,448,000 have been made during 1996 primarily on computer and related software development associated with the Georgia contract.

As previously disclosed, the non-cash non-recurring compensation charge relates to the grant and vesting of stock options awarded to the newly appointed President and Chief Executive Officer. While this charge has been deducted for financial reporting purposes, the amount of the tax deduction will not be recognized until the options are actually exercised. Therefore, a deferred tax asset has been established for this compensation charge. Upon exercise of the options, the deferred compensation charge will be credited to additional paid-in-capital along with the associated income tax benefit realized.

In February 1996, the Company announced a series of agreements with a new primary lending bank. During the second quarter the Company and the bank mutually restructured the components of the lines, which now consist of a $6.5 million working capital line of credit, a $15.0 million line of credit available for collateral for the Company's performance bonds and a $5 million revolving line of credit for acquisition purposes. As of November 4, 1996 collateralized letters of credit of approximately $10.8 million had been issued to support various performance bonds outstanding. An equipment financing note of $4.6 million, issued on March 29, 1996, was repaid during August 1996.

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

              4.1  -- Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-43306.)

              11.1 -- Statement re-computation of per share earnings.

              27.1    Financial Data Schedule


     (b)  REPORTS ON FORM 8-K

              (None)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICA SERVICE GROUP INC.

Dated:  May 14, 1997              /s/ MICHAEL CATALANO
                                  ---------------------------------------
                                  Michael Catalano
                                  Executive Vice President
                                  & General Counsel

                                  /s/ BRUCE A. TEAL
                                  ---------------------------------------
                                  Bruce A. Teal
                                  Vice President, Controller and Treasurer
                                  (Acting Principal Financial Officer and
                                  Principal Accounting Officer)

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------


3.1      Amended and Restated Certificate of Incorporation of
            America Service Group Inc.....................................

3.2      Laws of America Service Group Inc................................

4.1      Specimen Common Stock Certificate................................

11.1     Statement re-computation of per share earnings...................

27.1     Financial Data Schedule..........................................