Form 10-Q
period 1997-06-30
AMERICA SERVICE GROUP INC /DE
filed 1997-08-14
CIK 877476

            FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997




[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________ to ________



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


            105 Westpark Drive, Suite 300, Brentwood, Tennessee 37027
--------------------------------------------------------------------------------
              (Address and zip code of principal executive office)

                                 (615) 373-3100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   [X]           NO    [ ]


  There were 3,520,711 shares of Common Stock outstanding as of August 8, 1997

                           AMERICA SERVICE GROUP INC.
                        QUARTERLY REPORT ON FORM 10-Q/A

                                      INDEX
                                                                     Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1997 and
         December 31, 1996                                                3

         Condensed Consolidated Statements of Operations for the six
         months and quarters ended June 30, 1997 and 1996                 4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1996                              5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7-9



PART II.  OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

Item 6:  Exhibits and Reports on Form 8-K

Signature Page

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           AMERICA SERVICE GROUP INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                     June 30, 1997      December 31, 1996
                                                                     -------------      -----------------
Current assets:
     Cash and cash equivalents                                      $  4,514,000          $ 12,550,000
     Investments, at cost which approximates market                    2,482,000             2,105,000
     Accounts receivable:
         Healthcare sites (net of allowance)                           9,089,000             8,666,000
         Advance billings and other                                    4,375,000             4,228,000
     Assets held for sale                                              2,900,000             2,900,000
     Prepaid expenses and other current assets                         4,252,000             3,688,000
     Current deferred taxes                                            2,152,000             2,152,000
                                                                    ------------          ------------
         Total currents assets                                        29,764,000            36,289,000

Restricted investments                                                 5,496,000             5,458,000
Property and equipment, net                                            2,479,000             3,036,000
Deferred taxes                                                         1,056,000             1,056,000
Cost in excess of net assets of acquired company, net                    433,000               453,000
Other assets                                                             172,000               165,000
                                                                    ------------          ------------
                                                                    $ 39,400,000          $ 46,457,000
                                                                    ============          ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $  5,289,000          $  7,656,000
     Accrued expenses                                                 19,881,000            23,351,000
     Deferred revenue                                                  4,173,000             8,748,000
                                                                    ------------          ------------
         Total current liabilities                                    29,343,000            39,755,000

Noncurrent portion of accrued expenses                                 4,228,000             2,318,000
Commitments and contingent liabilities
Redeemable common stock                                                1,842,000             1,916,000

Common stock                                                              35,000                34,000
Additional paid-in-capital                                             7,859,000             7,546,000
Accumulated deficit                                                   (3,907,000)           (4,904,000)
Treasury stock                                                              --                (208,000)
                                                                    ------------          ------------
Total liabilities and stockholders' equity                          $ 39,400,000          $ 46,457,000
                                                                    ============          ============

                           AMERICA SERVICE GROUP INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Quarter Ended June 30,             Six Months Ended June 30,
                                                         --------------------------------    --------------------------------
                                                                1997               1996               1997               1996
                                                         -----------       ------------        -----------       ------------
Revenues
   Healthcare revenue                                    $40,027,000       $ 38,964,000        $78,687,000       $ 77,934,000
   Interest income                                           202,000             86,000            385,000            199,000
                                                         -----------       ------------        -----------       ------------
Total revenue                                             40,229,000         39,050,000         79,072,000         78,133,000
Healthcare expenses                                       37,328,000         39,577,000         73,488,000         75,404,000
                                                         -----------       ------------        -----------       ------------
Gross margin                                               2,901,000           (527,000)         5,584,000          2,729,000

Selling, general and administrative expenses               2,354,000          3,278,000          4,644,000          5,899,000
Nonrecurring charges                                               -          2,384,000                  -          2,384,000
                                                         -----------       ------------        -----------       ------------
Income (loss) from operations                                547,000         (6,189,000)           940,000         (5,554,000)
Interest expense                                                   -             27,000                  -             36,000
                                                         -----------       ------------        -----------       ------------
Income (loss) before taxes (benefits)                        547,000         (6,216,000)           940,000         (5,590,000)
Provision for income taxes (benefits)                              -         (2,490,000)                 -         (2,239,000)
                                                         -----------       ------------        -----------       ------------
Net income (loss)                                            547,000         (3,726,000)           940,000         (3,351,000)
Change in redeemable common stock                                  -         (1,528,000)            57,000         (1,528,000)
                                                         -----------       ------------        -----------       ------------
Net income (loss) attributable to common shares          $   547,000       ($ 5,254,000)       $   997,000       ($ 4,879,000)
                                                         ===========       ============        ===========       ============

Net income (loss) per common and common equivalent
shares                                                   $      0.15       ($      1.63)       $      0.28       ($      1.60)
                                                         ===========       ============        ===========       ============

Weighted average common and common equivalent
shares outstanding                                         3,645,000          3,220,000          3,602,000          3,051,000
                                                         ===========       ============        ===========       ============

                           AMERICA SERVICE GROUP INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                         Six Months Ended June 30,
                                                                    ----------------------------------
                                                                        1997                  1996
                                                                    ------------          ------------
Operating Activities:
     Net income (loss)                                              $    940,000          ($ 3,351,000)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
     Depreciation and amortization                                       720,000               661,000
     Non-cash and non-recurring compensation charges                     (16,000)            2,803,000
     Deferred income tax provision                                                          (1,203,000)
     (Increase) decrease in:
         Accounts receivable                                            (570,000)           (6,364,000)
         Prepaid expenses and other current assets                      (564,000)           (2,147,000)
         Other assets                                                     (7,000)                3,000
     Increase (decrease) in:
         Accounts payable                                             (2,367,000)           (2,772,000)
         Accrued expenses                                             (1,065,000)             5,878,000
         Deferred revenue                                             (4,575,000)             (230,000)
         Income taxes payable                                               --                (272,000)
                                                                    ------------          ------------
Net cash used in operating activities                                 (7,504,000)           (6,994,000)

Investing Activities:
     Change in short-term investments                                   (377,000)                 --
     Change in restricted investments                                    (38,000)             (217,000)
     Capital expenditures                                               (639,000)           (3,338,000)
                                                                    ------------          ------------
Net cash used in investing activities                                 (1,054,000)           (3,555,000)

Financing Activities:
     Proceeds from notes payable borrowings                                 --                 711,000
     Exercise of stock options                                           522,000             1,400,000
     Issuance of redeemable common stock                                    --               1,279,000
     Purchase of treasury stock                                             --                (875,000)
                                                                    ------------          ------------
Net cash provided by financing activities                                522,000             2,515,000

Net decrease in cash and cash equivalents                             (8,036,000)           (8,034,000)
Cash and cash equivalents beginning of period                         12,550,000            12,050,000
                                                                    ------------          ------------
Cash and cash equivalents end of period                             $  4,514,000          $  4,016,000
                                                                    ============          ============


                           AMERICA SERVICE GROUP INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements as of June 30, 1997 and for the six months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the six months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1996.

2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is based on the average number of common shares and dilutive common share equivalents outstanding for the six months and the quarters ended June 30, 1997 and 1996. The amount of dilution is computed using the treasury stock method. For the quarter and six months ended June 30, 1996, common share equivalents were not included in the calculation as they were anti-dilutive. Earnings per common and common equivalent share, when calculated on a stand-alone basis, will not necessarily be equal to the year-to-date calculations as a result of significant changes in the weighted number of shares outstanding.

3. NON-CASH, NON-RECURRING COMPENSATION CHARGE

On April 1, 1996 the Company signed an employment and other agreements with its new President and Chief Executive Officer. Under the terms of the agreements, the Company sold 146,000 shares of stock from treasury at a price of $8.75 per share (the fair market value of the Company's common stock on April 1, 1996), issued 40,000 shares and granted options to purchase 175,000 shares of stock at $8.75 per share, with this option grant being subject to shareholder approval of an amended stock option plan. The amended stock option plan was approved by the stockholders at the May 23, 1996 Annual Meeting. Both the restricted stock award and the options contained accelerated vesting provisions should the price of the Company's stock achieve certain targeted price levels. The maximum targeted market price was reached on April 30, 1996, and therefore all options and the restricted stock became fully vested at that date. The Company recorded a non-cash, non-recurring charge to earnings in the second quarter of 1996 equal to the fair market value of the restricted stock on the date of the award ($350,000) and, with respect to the stock options, the excess of the fair market value of the common stock at the date of shareholder approval of the amended stock option plan over the option price ($2,034,000).

The agreement contained a redemption clause, whereby, upon termination of employment, the employee can require the Company to purchase and the Company can require the employee to sell to the Company, the 186,000 shares. The purchase price of the shares will be equal to the average closing price of the shares for the thirty-day period prior to the date of notification by either party of their intention to exercise this right. Changes in the redemption value of the purchased and awarded shares are recorded as adjustments to equity and compensation expense. The Employment Agreement was amended during the quarter June 1997, whereby the "put" price was fixed at $9.90 per share.

4. AMENDED QUARTERLY FILING

The Company has amended its second and third quarter 10-Q filings for 1996 in order to properly reflect the financial impact of adjusting the 146,000 redeemable common shares purchased and the 40,000 redeemable common shares awarded to the President and Chief Executive Officer of the Company to market, defined as the average closing price of the shares for the 30 day period prior to the date of notification by either party of their intention to exercise this right.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1997 VERSUS SECOND QUARTER 1996

Healthcare revenues for the second quarter 1997 increased 3% to $40,027,000 from $38,964,000 in the second quarter 1996. The contract with the the Georgia Department of Corrections which expired June 30, 1997, accounted for $16,346,000 and $13,943,000 of revenues for the three month ended June 1997 and 1996, respectively. Eight of the Company's contracts, which commenced subsequent to the second quarter 1996, contributed revenues of $3,950,000 in the second quarter 1997,while six contracts which produced $5,575,000 in revenue in the second quarter 1996 were terminated prior to 1997 and therefore produced no revenue in the current quarter. Interest income increased due to higher levels of cash and investments during 1997.

Healthcare expenses during the second quarter 1997 were $37,328,000 or 93.3% of revenue versus $39,577,000 or 101.6% for the same period in 1996. Healthcare expenses for the second quarter 1996 include a $2,100,000 provision for contract losses. Healthcare expenses exclusive of the Georgia contract were 88.6% and 92.0% of healthcare revenue for the quarters ended June 1997 and 1996, respectively.

Selling, general and administrative expenses for the second quarter 1997 were $2,354,000, versus $3,278,000 for second quarter 1996. The quarter ended
June 1996 includes an adjustment of $428,000 for certain redeemable common shares. The remaining $500,000 decrease is mainly attributable to the corporate relocation, re-engineering, and reduction of corporate non-clinical support staff.

Second quarter 1997 does not reflect income taxes due to utilization of income tax loss carryforwards.

The Company recognized a charge of $1,528,000 for the quarter June 1996 adjusting the 146,000 redeemable common shares recognized by the President and Chief Executive Officer to market.


SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

Healthcare revenues of $78,687,000 for the six months ended June 30, 1997 increased 1% over revenues of $77,934,000 for the corresponding 1996 period. The contract with the Georgia Department of Corrections accounted for $30,880,000 and $27,768,000 of revenue for the six months June 1997 and 1996, respectively. Eight contracts, which commenced subsequent to the second quarter 1996 contributed revenues of $7,600,000 in the six months ended June 30, 1997, while six contracts which produced $11,175,000 in revenue for the six months ended June 30, 1996 were terminated prior to 1996 and therefore produced no revenue in the current period. Interest income increased due to higher levels of cash and investments during 1997.

Healthcare expenses during the six months ended June 30, 1997 were $73,488,000 or 93.3% of revenue versus $75,404,000 or 96.8% for the six months ended 1996. Healthcare expenses for 1996 include a $2,100,000 provision for contract losses recorded in the second quarter. Healthcare expenses exclusive of the Georgia contract were 89.1% and 95.5% of healthcare revenue for the six months ended June 1997 and 1996.

Selling, general and administrative expenses for the six-month period ended June 30, 1997 were $4,644,000 versus $5,899,000 for the six month period ended June 1996. The six months ended June 1996 include a $428,000 adjustment relating to certain redeemable common shares.

June 1997 does not reflect income taxes due to utilization of income tax loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and investments at June 30, 1997 were $6,996,000 compared with cash, cash equivalents and investments of $14,655,000 at December 31, 1996. Cash used in operating activities during the six months ended June 30, 1997 was $7,504,000 compared to cash used in operations of $6,994,000 for the comparable 1996 period. The primary uses of cash during the period were the decreases in deferred revenue of $4,575,000, accrued expenses of $1,065,000 and accounts payable of $2,367,000. These decreases are primarily the result of the expiration of the Georgia contract effective June 1997.

Subsequent to June 30, 1997, the Company was fully compensated for the assets held for sale.

Management believes that the current levels of cash, when coupled with internally generated funds and the lines of credit, are sufficient to meet the Company's immediately foreseeable cash needs.

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Annual Meeting of stockholders, held April 22, 1997, the stockholders of the Company voted to:

       (A) Elect the Company's Board of Directors: William D. Eberle, Chairman (2,651,382 affirmative votes and 17,644 votes withheld); Thomas F. Bogan, Director (2,650,482 affirmative votes and 18,544 votes withheld); Jack O. Bovender, Jr., Director (2,651,182 affirmative votes and 17,844 votes withheld); John W. Gildea, Director (2,651,682 affirmative votes and 17,344 votes withheld); Carol R. Goldberg, Director (2,649,882 affirmative votes and 19,144 votes withheld); Douglas L. Jackson, Director (2,651,682 affirmative votes and 17,344 votes withheld); Scott Mercy, Director (2,651,582 affirmative votes and 17,444 votes withheld).

       (B) Ratification of the appointment of Ernst & Young, LLP as independent auditors for 1996 (2,659,026 affirmative votes, 7,600 negative votes and 2,400 abstentions).


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (A)  EXHIBITS

                  3.1 Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on form S-1, Registration No. 33-43306, as amended).

                  3.2 Amended and Restated By-Laws of America Service Group Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                  4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-43306).

                  10.25 Credit Agreement dated May 30, 1997 for $20,000,000 with NationsBank of Tennessee, N.A.

                  10.26 Contractual Agreement between Indiana Department of Correction and Prison Health Services, Inc.

                  10.27    Amended and Restated Incentive Stock Plan

                  10.28 Amendment to Employment Agreement between Scott L. Mercy and America Service Group Inc.

                  11.1 Statement regarding computation of per share earnings.

                  27.1     Financial Data Schedule.

       (B)  REPORTS ON FORM 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     AMERICA SERVICE GROUP INC.





Dated:  August 14, 1997              /s/ MICHAEL CATALANO
                                     -------------------------------
                                     Michael Catalano
                                     Executive Vice President
                                     & General Counsel



                                     /s/ BRUCE A. TEAL
                                     -------------------------------
                                     Bruce A. Teal
                                     Vice President, Controller and Treasurer
                                     (Acting Principal  Financial Officer and
                                     Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

3.1 Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on form S-1, Registration No. 33-43306, as amended).

3.2 Amended and Restated By-Laws of America Service Group Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-43306).

10.25 Credit Agreement dated May 30, 1997 for $20,000,000 with NationsBank of Tennessee, N.A.

10.26 Contractual Agreement between Indiana Department of Correction and Prison Health Services, Inc.

10.27    Amended and Restated Incentive Stock Plan

10.28 Amendment to Employment Agreement between Scott L. Mercy and America Service Group Inc.

11.1     Statement regarding computation of per share earnings.

27.1     Financial Data Schedule.