Form 10-Q
period 1997-09-30
AMERICA SERVICE GROUP INC /DE
filed 1997-11-14
CIK 877476

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


For the quarterly period ended September 30, 1997




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


               105 Westpark Drive, Suite 300, Brentwood, TN 37027
               --------------------------------------------------
              (Address and zip code of principal executive office)

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

      YES   X           NO
      -------

 There were 3,524,311 shares of Common Stock outstanding as of November 6, 1997

                           AMERICA SERVICE GROUP INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                              Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 30, 1997 and            3
         December 31, 1996

         Condensed Consolidated Statements of Operations for the nine months        4
         and the quarters ended September 30, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the nine months        5
         ended September 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      7


PART II.  OTHER INFORMATION

Signature Page                                                                     11

Item 6:  Exhibits and Reports on Form 8-K


PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)


                           AMERICA SERVICE GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                             September 30, 1997  December 31, 1996
                                                             ------------------  -----------------
Current assets:
     Cash and cash equivalents                                  $  6,227,000      $ 12,550,000
     Investments, at cost which approximates market                  211,000         2,105,000
     Accounts receivable:
         Healthcare sites (net of allowance)                      10,528,000         8,666,000
         Advance billings and other                                4,321,000         4,228,000
     Assets held for sale                                               --           2,900,000
     Prepaid expenses and other current assets                     2,088,000         3,688,000
     Current deferred taxes                                        2,152,000         2,152,000
                                                                ------------      ------------
         Total currents assets                                    25,527,000        36,289,000

Restricted investments                                             5,591,000         5,458,000
Property and equipment, net                                        2,615,000         3,036,000
Deferred taxes                                                     1,056,000         1,056,000
Cost in excess of net assets of acquired company, net                422,000           453,000
Other assets                                                         242,000           165,000
                                                                ------------      ------------
                                                                $ 35,453,000      $ 46,457,000
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $  6,391,000      $  7,656,000
     Accrued expenses                                             15,183,000        23,351,000
     Deferred revenue                                              4,094,000         8,748,000
                                                                ------------      ------------
         Total current liabilities                                25,668,000        39,755,000

Noncurrent portion of accrued expenses                             3,379,000         2,318,000
Commitments and contingent liabilities
Redeemable common stock                                            1,842,000         1,916,000

Common stock                                                          35,000            34,000
Additional paid-in-capital                                         7,859,000         7,546,000
Accumulated deficit                                               (3,330,000)       (4,904,000)
Treasury stock                                                          --            (208,000)
                                                                ------------      ------------
Total liabilities and stockholders' equity                      $ 35,453,000      $ 46,457,000
                                                                ============      ============

                           AMERICA SERVICE GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Quarter Ended September 30,  Nine Months Ended September 30,
                                                 --------------------------   -------------------------------
                                                     1997          1996           1997           1996
                                                     ----          ----           ----           ----
Revenues
     Healthcare revenue                           $24,313,000   $37,472,000   $103,000,000   $ 115,407,000
     Interest income                                  162,000        87,000        547,000         286,000
                                                  -----------   -----------   ------------   -------------
Total revenue                                      24,475,000    37,559,000    103,547,000     115,693,000
Healthcare expenses                                21,407,000    34,101,000     94,895,000     109,505,000
                                                  -----------   -----------   ------------   -------------
Gross margin                                        3,068,000     3,458,000      8,652,000       6,188,000

Selling, general and administrative expenses        2,387,000     2,542,000      7,031,000       8,442,000
Nonrecurring charges                                     --            --             --         2,384,000
                                                  -----------   -----------   ------------   -------------
Income (loss) from operations                         681,000       916,000      1,621,000      (4,638,000)
Interest expense                                        3,000         5,000          3,000          41,000
                                                  -----------   -----------   ------------   -------------
Income (loss) before taxes (benefits)                 678,000       911,000      1,618,000      (4,679,000)
Provision for income taxes (benefits)                 101,000       365,000        101,000      (1,874,000)
                                                  -----------   -----------   ------------   -------------
Net income (loss)                                     577,000       546,000      1,517,000      (2,805,000)
Change in redeemable common stock                        --         716,000         57,000        (812,000)
                                                  -----------   -----------   ------------   -------------
Net income (loss) attributable to common shares   $   577,000   $ 1,262,000   $  1,574,000   ($  3,617,000)
                                                  ===========   ===========   ============   =============
Net income (loss) per common and common
equivalent shares                                 $      0.16   $      0.36   $       0.44   ($       1.16)
                                                  ===========   ===========   ============   =============

Common and common equivalent shares outstanding
                                                    3,721,000     3,517,000      3,617,000       3,128,000
                                                  ===========   ===========   ============   =============

                           AMERICA SERVICE GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                               Nine Months Ended September 30,
                                                               -----------------------------
                                                                    1997            1996
                                                                    ----            ----
Operating Activities:
     Net income (loss)                                         $  1,517,000     ($ 2,805,000)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
     Depreciation and amortization                                  956,000          698,000
     Non-cash and non-recurring compensation charges                (16,000)       2,607,000
     Deferred income tax provision                                     --         (1,499,000)
     (Increase) decrease in:
         Accounts receivable                                     (1,955,000)       1,351,000
         Assets held for sale                                     2,900,000             --
         Prepaid expenses and other current assets                1,600,000       (1,589,000)
         Other assets                                               (77,000)         (12,000)
     Increase (decrease) in:
         Accounts payable                                        (1,265,000)      (1,302,000)
         Accrued expenses                                        (6,746,000)       4,033,000
         Deferred revenue                                        (4,654,000)         (17,000)
         Income taxes payable                                          --           (234,000)
                                                               ------------     ------------
Net cash provided by (used in) operating activities              (7,740,000)       1,231,000

Investing Activities:
     Change in short-term investments                             1,894,000             --
     Change in restricted investments                              (133,000)        (181,000)
     Capital expenditures                                          (866,000)      (3,448,000)
                                                               ------------     ------------
Net cash provided by (used in) investing activities                 895,000       (3,629,000)

Financing Activities:
     Proceeds from notes payable borrowings                            --             51,000
     Exercise of stock options                                      522,000        1,417,000
     Issuance of redeemable common stock                               --          1,277,000
     Purchase of treasury stock                                        --           (875,000)
                                                               ------------     ------------
Net cash provided by financing activities                           522,000        1,870,000
                                                               ============     ============

Net decrease in cash and cash equivalents                        (6,323,000)        (528,000)
Cash and cash equivalents, beginning of period                   12,550,000       12,050,000
                                                               ------------     ------------
Cash and cash equivalents, end of period                       $  6,227,000     $ 11,522,000
                                                               ============     ============


                           AMERICA SERVICE GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.        BASIS OF PRESENTATION

America Service Group Inc. (the "Company") and its consolidated subsidiaries provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments. The interim consolidated financial statements as of September 30, 1997 and for the nine months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1996.

2.        EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is based on the weighted average number of common shares and dilutive common share equivalents outstanding for the nine months and the quarters ended September 30, 1997 and 1996. The amount of dilution is computed using the treasury stock method. For the nine months ended September 30, 1996, common share equivalents were not included in the calculation as they were anti-dilutive. Earnings per common and common equivalent share, when calculated on a stand alone basis, will not necessarily be equal to the year-to-date calculations as a result of significant changes in the weighted number of shares outstanding.

3.        NON-CASH, NON-RECURRING COMPENSATION CHARGE

On April 1, 1996 the Company signed an employment and other agreements with its new President and Chief Executive Officer. Under the terms of the agreements, the Company sold 146,000 shares of stock from treasury at a price of $8.75 per share (the fair market value of the Company's common stock on April 1, 1996), issued 40,000 shares and granted options to purchase 175,000 shares of stock at $8.75 per share, with this option grant being subject to shareholder approval of an amended stock option plan. The amended stock option plan was approved by the stockholders at the May 23, 1996 Annual Meeting. Both the restricted stock award and the options contained accelerated vesting provisions should the price of the Company's stock achieve certain targeted price levels. The maximum targeted market price was reached on April 30, 1996, and therefore all options and the restricted stock became fully vested at that date. The Company recorded a non-cash, non-recurring charge to earnings in the second quarter of 1996 equal to the fair market value of the restricted stock on the date of the award ($350,000) and, with respect to the stock options, the excess of the fair market value of the common stock at the date of shareholder approval of the amended stock option plan over the option price ($2,034,000). The agreement contained a redemption clause, whereby, upon termination of employment, the employee can require the Company to purchase and the Company can require the employee to sell to the Company, the 186,000 shares. The purchase price of the shares will be equal to the average closing price of the shares for the thirty-day period prior to the date of notification by either party of their intention to exercise this right. Changes in the redemption value of the purchased and awarded shares had been recorded as adjustments to equity and compensation expense. The Employment Agreement was amended during the quarter ended June 1997, whereby the "put" price was fixed at $9.90 per share.


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

5.       SUBSEQUENT EVENTS

The Company announced that it had entered into an agreement and plan of merger dated October 1, 1997 with MedPartners, Inc. Under the agreement, America Service Group stockholders will receive .71 shares of MedPartners stock in exchange for one share of ASG stock.

On October 29, 1997, MedPartners, Inc., announced its approval of a definitive agreement under which MedPartners, Inc., will be acquired by PhyCor, Inc., forming a nationwide physician management company with revenues in excess of $8.4 billion. Under the terms of the agreement, holders of MedPartners common stock will receive a fixed ratio of 1.18 shares of PhyCor stock for each MedPartners share held. The transaction, which is expected to be accounted for as a pooling-of-interests, is subject to the approval of shareholders of both companies, various state and federal regulatory agencies, and other conditions. The transaction is expected to close in the first quarter of 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1997 VERSUS THIRD QUARTER 1996

Healthcare revenue for the third quarter 1997 decreased $13,159,000 to $24,313,000 from $37,472,000 in the third quarter 1996. Contracts which commenced subsequent to September 1996 contributed revenues of $3,235,000. Contracts terminated subsequent to September 1996 or during 1997 resulted in a net decrease in revenue of $18,543,000, including $14,087,000 from the state of Georgia whose contract expired June 30, 1997. Repricing and renewals of continuing contracts contributed the majority of the remaining $2,149,000 increase in revenue during the current quarter.

Healthcare expenses during the third quarter 1997 were $21,407,000 or 88% of healthcare revenue. Healthcare expenses in the third quarter of 1996 were 91% of revenue. The decrease in healthcare expenses, both in dollars and as a percentage to revenue, can be attributed to termination of the contract with the state of Georgia.

Selling, general and administrative expenses for the third quarter 1997 and 1996 were $2,387,000 and $2,542,000 respectively. Third quarter 1996 includes a reduction of $196,000 relating to the adjustment of certain redeemable common shares to market. Accordingly, the actual decrease was $351,000 and is the result of the corporate re-engineering and subsequent downsizing.

Interest income was $162,000 for the third quarter compared with $87,000 during the 1996 third quarter. The increase is attributable to the performance of the restricted investments.

The provision for income taxes was $101,000 for the third quarter 1997 compared with a provision for income taxes of $365,000 in the third quarter of 1996. The low effective tax rate which was approximately 15% in the third quarter of 1997 relates to state income taxes. The effective tax rate has decreased in 1997 from 1996 due to the utilization of income tax carryforwards.

The Company recognized a $716,000 gain for the third quarter 1996 relating to the adjustment of the 146,000 redeemable common stock shares acquired by the President and Chief Executive Officer to market.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

Healthcare revenues were $103,000,000 for the nine months ended September 30, 1997, versus $115,407,000 for the corresponding 1996 period. The contract with the state of Georgia accounted for $30,854,000 and $41,856,000 of revenues during the nine months ended September 30, 1997 and 1996, respectively. Contracts which commenced subsequent to September 1996 contributed $3,396,000 in revenue for the nine months ended September 30, 1997. Contracts terminated subsequent to September 1996 or during 1997 resulted in a net decrease in revenue of $18,044,000 when comparing 1997 revenue to 1996. Repricing and renewals of continuing contracts and revenue associated with increased inmate populations contributed the majority of the additional $2,241,000 in revenue during the current nine months.

Healthcare expenses during the nine months ended September 30, 1997 and 1996 were $94,895,000 and $109,505,000 or 92.1% and 94.9% of revenue. The decrease in healthcare expenses is attributable to the contract with the state of Georgia. Excluding Georgia, healthcare expenses were 88.8% and 92.5% of healthcare revenue for the nine months September 1997 and 1996.

Selling, general and administrative expenses for the nine-month period ended September 30, 1997 were $7,031,000 versus $8,442,000 for the same period in 1996. The nine months ended September 30, 1996 include a $223,000 charge to adjust certain redeemable common shares to market and $225,000 in legal and reserve adjustments. Excluding these charges, selling, general and administrative expenses during the nine months ended September 30, 1997, decreased $962,000 over the comparable 1996 period.

Interest income was $547,000 for the nine months ended September 30, 1997, compared with $286,000 during the comparable 1996 period. Interest income has increased as a result of higher investment levels during 1997.

Income taxes for 1997 were minimal due to the utilization of income tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and investments at September 30, 1997, were $6,227,000 compared to $12,550,000 at December 31, 1996. Cash used in operating activities during the nine months ended September 30, 1997 was $7,740,000 compared to cash provided by operating activities of $1,231,000 for the comparable 1996 period.

The usages of cash during the period were due to significant decreases in accounts payable, accrued expenses and deferred revenue as a result of the elimination of the Georgia contract. The decrease in prepaid expenses and income taxes is due mainly to the receipt of tax refunds relating to tax loss carrybacks.

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

         3.2 -- Amended and Restated By-Laws of America Service Group Inc. (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on form 10-K for the year ending
                  December 31, 1996).

         4.1 -- Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-43306).

        11.1      Statement re-computation of per share earnings.

        27.1      Financial Data Schedule (for SEC use only)





   (B)  REPORTS ON FORM 8-K

            The Registrant filed a report on Form 8-K relating to Item 6 on October 3, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AMERICA SERVICE GROUP INC.




Dated:  November 13, 1997              /s/ MICHAEL CATALANO
                                       ----------------------------------------
                                       Michael Catalano
                                       Executive Vice President
                                       & General Counsel



                                       /s/ BRUCE A. TEAL
                                       ----------------------------------------
                                       Bruce A. Teal
                                       Vice President, Controller and Treasurer
                                       (Acting Principal Financial Officer and
                                       Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
3.1      Amended and Restated Certificate of Incorporation of
              America Service Group Inc.

3.2      Laws of America Service Group Inc.

4.1      Specimen Common Stock Certificate

11.1     Statement re-computation of per share earnings

27.1     Financial Data Schedule (for SEC use only)