Form 10-K
period 1997-12-31
AMERICA SERVICE GROUP INC /DE
filed 1998-03-31
CIK 877476

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1997


                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


        For the transition period from          to
                                      ---------    -----------

                         Commission file number 0-23340

                              --------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $37,305,844 As of March 27, 1998, the registrant had 3,528,645 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1998 are incorporated by reference in Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

        This Form 10-K contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of America Service Group Inc. and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth below under the caption "Cautionary Statements." America Service Group Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

        America Service Group Inc. ("ASG" or the "Company"), through its subsidiary Prison Health Services, Inc. ("PHS"), contracts to provide managed healthcare services to correctional facilities throughout the United States. ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the term "Company" refers to ASG and to its direct and indirect subsidiaries. ASG's executive offices are located at 105 Westpark Drive, Suite 300 Brentwood, Tennessee, 37027. Its telephone number is (615) 373-3100.

RECENT DEVELOPMENTS

        On October 1, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with MedPartners, Inc., a Delaware corporation ("MedPartners"), and a wholly owned subsidiary of MedPartners, pursuant to which the Company would have been acquired by MedPartners (the "Merger"). In connection with the Merger, each issued and outstanding share of the Company's Common Stock, $0.01 par value per share (the "Company's Common Stock"), would have been converted into the right to receive 0.71 of a share of MedPartners' Common Stock. On October 29, 1997, MedPartners entered into a Plan and Agreement of Merger (the "PhyCor Merger Agreement") with PhyCor, Inc., a Delaware corporation ("PhyCor"), pursuant to which MedPartners would have been acquired by PhyCor (the "MedPartners/PhyCor Merger") and each issued and outstanding share of MedPartners' Common Stock would have been converted into the right to receive 1.18 shares of PhyCor Common Stock.

        On November 20, 1997, the Company mailed a proxy statement to the holders of its Common Stock relating to a special meeting of the Company's stockholders scheduled to be held on December 29, 1997, for the purpose of considering and voting upon the Merger. On December 29, the Company postponed the special meeting at the request of MedPartners until January 20, 1998. On January 7, 1998, MedPartners announced that the PhyCor Merger Agreement had been terminated by the mutual agreement of MedPartners and PhyCor. In a related announcement also on January 7, 1998, MedPartners stated that it expected to record pre-tax charges to earnings in the fourth quarter of 1997 of approximately $115 million related to the restructuring of certain of its operating units and $30 million related to certain discontinued operations. MedPartners further announced that it estimated that it could incur a loss in the fourth quarter of 1997 from continuing operations in the range of $0.20 to $0.25 per share and that its earnings per share in 1998 would be approximately 30% less than analysts' current consensus estimates. Following the announcements by MedPartners, the price of a share of its Common Stock fell below $17.50. Pursuant to the Merger Agreement, if the average price of MedPartners Common Stock was less than $17.50 for a consecutive 30-day trading period prior to consummation of the Merger, the Company had the right to terminate the Merger Agreement.

        On January 20, 1998, the Company announced that it would not hold the special meeting of its stockholders originally scheduled for December 29, 1997, and that it was engaged in discussions with MedPartners regarding the Merger Agreement. On February 26, 1998, the Company announced the termination of the Merger Agreement and the execution of a Release and Settlement Agreement (the "Settlement Agreement") with MedPartners relating to the Merger Agreement. Pursuant to the Settlement Agreement, MedPartners agreed to pay the Company approximately $3.5 million in cash and to reimburse or assume certain other costs incurred by the Company in connection with the Merger in the amount of approximately $2.0 million. The Company and MedPartners and certain of their respective affiliates also entered into a Non-Compete, Non-Solicitation and Standstill Agreement (the "Non-Competition Agreement") in connection with the termination of the Merger Agreement.

CORRECTIONAL HEALTHCARE SERVICES

        Generally. ASG, through PHS, contracts with state, county and local governmental agencies to provide comprehensive healthcare services to inmates of prisons and jails, with a focus on those facilities that maintain an average daily population of over 300 inmates.

        ASG generally enters into fixed fee contracts to provide comprehensive healthcare to inmates from their admission to the facility through their release. All of ASG's revenues from correctional healthcare services are generated by payments from governmental agencies, none of which are dependent on third party payment sources. Services provided by ASG include a wide range of on-site healthcare programs, as well as off-site hospitalization and specialty outpatient care. See "--Services Provided." Hospitalization and most outpatient care is performed through subcontract arrangements with independent doctors and local hospitals.

    The following table sets forth information regarding ASG's correctional contracts.


                                                                        December 31
                                                    1997         1996       1995        1994        1993
                                                    ----         ----       ----        ----        ----
Number of correctional contracts (1)                   31           34         35          35          41
Average number of inmates in all facilities
covered by correctional contracts (2)              54,364       83,288     82,310      51,939      46,509

-----------------
(1) Indicates the number of contracts in force at the end of the period specified.

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

        Services Provided. Generally, ASG's obligation to provide services to a particular inmate begins upon the inmate's admission into the correctional facility and ends upon the inmate's release. Emphasis is placed upon early identification of serious injuries or illnesses so that prompt and cost-effective treatment is commenced.

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

        Medical services provided off-site include specialty out-patient diagnostic testing and care, emergency room care, surgery and hospitalization. In addition, ASG provides administrative support services both on-site and at ASG's headquarters and regional offices. Administrative programs include on-site medical records and management and employee education and licensing. Central and regional offices provide quality assurance, medical audits, credentialing, continuing education and clinical program development activities. ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. See "--Administrative Systems."

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

        Contract Provisions. ASG's correctional contracts generally provide for a fixed annual fee, payable monthly, often in advance. In addition to the fixed annual fee, some of ASG 's contracts provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. Certain contracts also provide for annual increases in the fixed fee based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, ASG utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. ASG bears the risk of increased or unexpected costs, which could reduce its profits or cause it to sustain losses, and benefits when costs are lower than projected. Certain contracts also contain financial penalties when performance criteria are not achieved.

        Contracts accounting for approximately 46% of revenues for the year ended December 31, 1997, including ASG's contracts with the Indiana Department of Correction (the "Indiana Contract"), Delaware Department of Corrections, Kansas Department of Corrections, and Alameda County, California, contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the specific terms of the limits vary, typically a dollar limit is placed on ASG's responsibility for costs related to illness of or injury to an individual inmate, injuries to more than one inmate resulting from an accident, or contagious illnesses, such as hepatitis, affecting more than one inmate. When preparing bid proposals, ASG estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. ASG's management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which ASG is not protected could render a contract unprofitable.

        In an effort to manage risk of catastrophic illness or injury of inmates under contracts that do not limit ASG's exposure to such risk, ASG maintains insurance from an unaffiliated insurer covering hospitalization for amounts in excess of $125,000 per inmate. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

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

        The Indiana Contract provides for a fixed payment, per inmate, per day. The remainder of ASG's largest existing contracts for the year ended December 31, 1997 -- contracts with the Kansas Department of Corrections, the Delaware Department of Corrections, Alameda County, California, and the City of Philadelphia, Pennsylvania -- provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. The fixed fees under all five contracts take into account projected levels of inflation. Of the aforementioned contracts, only the contracts with the City of Philadelphia significantly limits ASG's obligations for treatment costs for catastrophic illnesses and injuries. The restrictions imposed under that contract are currently scheduled to expire in July 1998. See "-- Major Contracts."

        Administrative Systems. ASG has centralized its administrative systems in order to enhance economies of scale and to provide management with accurate, up-to-date field data for forecasting purposes. These systems also enable ASG to bid more accurately and help ASG reduce the costs associated with the delivery of consistent healthcare.

        ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. The current automated utilization review program is an integral part of the services provided at each facility. The system is designed to ensure that the medical care rendered is medically necessary and is provided safely in the least costly setting while maintaining traditional standards of quality of care. The program provides for determinations of medical necessity by medical professionals through a process of pre-authorization and concurrent review of the appropriateness of any hospital stay. The program seeks to identify the maximum capability of on-site healthcare units so as to allow for a more timely discharge from the hospital back to the correctional facility. The utilization review staff consists of nurses who are supported by a medical director at the corporate level and a panel of medical specialists who are consultants to ASG.

        ASG has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current incidents, claims and litigation against ASG and tracks the types of claims historically brought against ASG, (ii) a comprehensive cost review system that analyzes ASG's average costs per inmate at each facility and
(iii) a daily operating report to control staffing and off-site utilization.

        Bid Process. Contracts with governmental agencies are obtained primarily through the competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal ("RFP") is issued stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract to the private sector.

        The award of a contract may be subject to formal or informal protest, through a governmental appeals process, by unsuccessful bidders. There can be no assurance that future protests will not have a material effect on the Company.

        Many RFPs for significant contracts require the bidder to post a bid bond. Performance bonding requirements are for the length of the contract and at December 31, 1997, generally ranged between 4% and 60% (and in one case, 100%) of the 1997 contract fee. ASG is required to collateralize 10% to 15% of the amount of its performance bonds.

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

        Marketing. ASG gathers and analyzes information on prisons and jails around the country in order to identify the ones that best meet its marketing criteria. Relevant factors include the quality and costs of healthcare in the region, the management and operations of the correctional facility, the financial stability of the governmental agency and the composition of the inmate population. ASG then devotes a substantial portion of its marketing resources to such potential customers. State prison systems, because of their more stable inmate populations and, in many cases, larger number of facilities and longer contract terms, are an important focal point of ASG's marketing plans. Also, ASG will continue to identify those county and local jails that fit its market profile and will pursue those contracts aggressively.

        ASG maintains a small staff of sales and marketing representatives assigned to specific geographic areas of the United States. In addition, ASG uses consultants to help identify marketing opportunities, to determine the needs of specific potential customers and to engage customers on ASG's behalf. ASG uses paid advertising and promotion to reach prospective clients as well as to reinforce its image with existing clients.

        Risk Management. In March 1988, ASG formed Harbour Insurance, Inc. ("Harbour") as a wholly owned subsidiary of PHS. Harbour is a captive insurance company organized and regulated under the laws of the State of Delaware. Harbour has issued annual policies of insurance covering PHS' medical professional and general liability arising out of its provision of healthcare services on a claims-made basis with limits of $1,000,000 per medical incident for the periods listed below, except for the period from January 1, 1997 to January 1, 1998, when an annual policy was issued with limits of $500,000 per medical incident and expanded coverage from a non-affiliated insurer was obtained. Harbour's coverage has the following aggregate limits during the specified policy periods:


        July 30, 1990 to July 30, 1991         not applicable
        July 30, 1991 to July 30,1992          $2,000,000
        July 30, 1992 to July 30, 1993         $2,000,000
        July 30, 1993 to July 30, 1994         $2,250,000
        July 30, 1994 to July 30, 1995         $2,450,000
        July 30, 1995 to January 1, 1996       $1,100,000
        January 1, 1996 to January 1, 1997     $3,250,000
        January 1, 1997 to December 1, 1998    $3,500,000

        For the policy year July 30, 1990 to July 30, 1991, PHS has third party commercial excess insurance in the amount of $4 million, excess over a self-insured retention of $2 million per medical incident and $2 million in the aggregate. For each policy period commencing July 30, 1991 or thereafter, PHS has third party commercial excess insurance, excess over a self-insured retention in the amount of the respective Harbour limits. For two of those policy periods (from July 30, 1993 to July 30, 1994 and from July 30, 1994 to July 30, 1995), PHS quota-shared a portion of the commercial excess insurance, effectively retaining 30% of the uppermost $3 million exposure within the $5 million commercial excess insurance. For the policy year January 1, 1997 to January 1, 1998, PHS has third party commercial excess insurance of $15 million per medical incident and $15 million in the aggregate, excess over a self-insured retention of $500,000 per medical incident or per occurrence (exclusive of loss adjustment expenses and attorneys' fees) and $3.5 million annual aggregate (including loss adjustment expenses and attorneys' fees).

        With respect to the insurance provided by Harbour, only the premiums paid and Harbour's initial capitalization (which was contributed by ASG) are available to pay claims. The funding and premiums for Harbour are determined annually by an independent actuary based upon PHS' prior experience, current business, and industry data.

        In July, 1997, ASG commenced operations under the Indiana Contract. The Company has third party commercial insurance on an occurrence basis with respect to the Indiana Contract.

        For the period December 1, 1997 through December 31, 1998, ASG has third party commercial insurance on a claims made basis with primary limits of $1 million each occurrence and $3 million in the aggregate. For the period January 1, 1998 through December 31, 1998, the Company has excess liability coverage on a claims made basis of $15 million each claim and $15 million annual aggregate, which excess coverage attaches at the limits of the underlying primary coverage.

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

        As of December 31, 1997, ASG had approximately 1,645 full-time equivalent employees, including 1,375 medical personnel. ASG also had under contract 230 independent contractors, most of whom are part-time, including physicians, dentists, psychiatrists and psychologists. ASG's employees at its Alameda County, California, City of Philadelphia and Delaware facilities, are represented by labor unions. ASG believes that its employee relations are good.

COMPETITION

        The business of providing correctional healthcare services to governmental agencies is highly competitive, and ASG expects price competition to become more intense. ASG is in direct competition with local, regional and national correctional healthcare providers, some of which are public entities. ASG believes that some of its competitors may have larger staffs and greater resources than ASG. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market.

        The Company and MedPartners and certain affiliates of MedPartners entered into the Non-Competition Agreement in connection with the termination of the Merger Agreement because significant amounts of confidential information were shared by ASG and MedPartners in preparation for the consummation of the Merger. Such agreement provides that for a period of three years no party may directly or indirectly or by assisting others (i) compete with any other party to provide services equivalent to the services provided by any other party to such other party's existing clients, (ii) recruit or hire away each others employees or (iii) acquire, conduct a tender offer for or solicit proxies for each others equity securities or take any other action to effect the control of the management or the Board of Directors of each other party, among other customary provisions.

MAJOR CONTRACTS

        ASG's operating revenue is derived exclusively from contracts with state, county and local governmental agencies. ASG's contracts with the State of Kansas and the City of Philadelphia each accounted for approximately 14% of revenues during the year ended December 31, 1997. The contract with the Georgia Department of Corrections (the "Georgia Contract"), which expired on June 30, 1997, accounted for 24% of 1997 revenues. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the contractor. Although ASG generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. The loss of one or more of the major contracts could have a material adverse effect on ASG's business.

CAUTIONARY STATEMENTS

        All statements made by ASG that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: dependence on major contracts; price competition in the prison healthcare industry; ASG's ability to provide adequate staffing to meet its contractual commitments; changes in performance bonding requirements; substantial damage awards against ASG in connection with medical malpractice claims; changes in laws or regulations or the application thereof, general business and economic conditions, and the other risk factors described in ASG's reports filed from time to time with the Commission.

        Dependence on Major Contracts. ASG's operating revenue is derived exclusively from contracts with state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the contractor. Although ASG generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. The loss of one or more of the major contracts could have a material adverse effect on ASG's business.

        Contracts with government agencies are generally complex in nature and subject contractors to extensive regulation under state, county and local law. Under certain circumstances, a government contractor may be debarred or suspended from obtaining future contracts. While ASG considers the possibility remote, such debarment or suspension could have a material adverse effect on ASG.

        Privatization of Government Services, Competition and Correctional Population. ASG's future financial performance will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. There can be no assurance that this market will continue to grow or that existing contracts will continue to be made available to the private sector. The business of providing correctional healthcare services to governmental agencies is highly competitive, and ASG expects price competition to become more intense. ASG is in direct competition with local, regional and national correctional healthcare providers, some of which are public entities. ASG believes that some of its competitors may have larger staffs and greater resources than ASG. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market. ASG's business could also be adversely affected by material decreases in the inmate population of correctional facilities.

        Acquisitions. ASG's expansion strategy involves both internal growth and, as attractive opportunities become available, acquisitions. ASG has limited experience acquiring businesses and successfully integrating them into its operations. There can be no assurances that ASG will be able to integrate successfully any acquired business into its operations. Furthermore, there can be no assurance that ASG will be able to operate an acquired business in a profitable manner.

        Operating Results. ASG incurred an operating loss before extraordinary items in the year ended December 31, 1996 due primarily to operating losses in connection with the Georgia Contract, the pending expiration of the Georgia Contract and non-recurring charges relating to executive compensation and corporate reengineering and downsizing. There can be no assurances that ASG will generate increased revenues or that additional revenues will generate operating profits. ASG has in the past operated contracts at low profitability or a loss, and there can be no assurances that ASG will be able to operate profitably under future contracts with its customers.

        Catastrophic Limits. Contracts accounting for 46% of revenues for the year ended December 31, 1997, contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. ASG maintains insurance with respect to catastrophic illnesses or injuries for amounts in excess of $125,000 per inmate for contracts that contain no catastrophic limits. ASG attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits. Although, the occurrence of severe individual cases without such limits could render the contract unprofitable and could have a material adverse effect, ASG believes the potential impact of any such occurrences is mitigated by such insurance.

        Dependence on Key Personnel. The success of ASG will depend in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect ASG's operations. ASG has employment contracts with Scott L. Mercy, President and Chief Executive Officer, Michael Catalano, Executive Vice President of Development, General Counsel and Secretary, Gerard F. Boyle, Executive Vice President and President of PHS, and Bruce A. Teal, Senior Vice President and Chief Financial Officer.

        Dependence on Healthcare Personnel. ASG's success will depend on its ability to attract and retain highly skilled healthcare personnel. A shortage of trained and competent employees and/or independent contractors may result in overtime costs or the need to hire less efficient temporary staff. Attracting qualified nurses at a reasonable cost has been and continues to be of concern to ASG. There can be no assurance that ASG will be successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future.

        Classification of Independent Contractors. Prior to July 1995, ASG generally contracted with physicians, dentists and certain other healthcare professionals as independent contractors to fulfill its contractual obligations to state, county and local governmental agencies. Beginning in July 1995, ASG treats any such person as an independent contractor only if (i) such person provides eight hours or less of service to ASG per week or (ii) such person is employed by or is part of a professional association or professional corporation under state law. A determination by federal taxing authorities that ASG misclassified a material number of persons as independent contractors could adversely affect ASG and its operations.

        Corporate Exposure to Professional Liability. ASG periodically becomes involved in medical malpractice claims with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. ASG may be liable, as employer, for the negligence of nurses or other healthcare professionals who are employees of ASG. ASG may also have potential liability for the negligence of healthcare professionals engaged by ASG as independent contractors. ASG's contracts generally provide for ASG to indemnify the governmental agency for losses incurred related to healthcare provided by ASG. ASG maintains professional liability insurance in amounts deemed appropriate by management based upon ASG's claims history and the nature and risks of its business. There can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage or that such coverage will continue to be available at a reasonable cost.

        Licensing of Healthcare Providers. No state in which ASG does business has sought to apply its general insurance, health maintenance organization ("HMO") or similar statutes and regulations to ASG or, to the best of ASG's knowledge, to its competitors. ASG does not believe that these statutes and regulations were intended to apply to ASG or its activities since HMO's are designed to provide voluntary enrollment or subscription, typically to employee groups, in a plan providing healthcare as an alternative to other public or private providers. However, if ASG is required to become licensed in and meet the insurance or HMO reporting, financial, operating and other regulatory requirements of any such state, failure to comply could result in fines or proceedings ordering ASG to cease its activities in the state. ASG believes that for it to satisfy the licensing and regulatory requirements of states in which it operates would require the states to waive various statutory or regulatory requirements which provide rights not available to inmates in correctional institutions. These requirements vary from state to state but in some states include providing participants the right to choose their physicians, the right to be members of advisory panels and to participate in policy matters, the right to convert coverage to individual coverage and the right to continuing benefits after the contract terminates. Alternatively, ASG would be required to modify its methods of doing business in any such state where such requirements are not waived and could not be satisfied, principally by changing its pricing method from a fixed fee to a fee for service arrangement. However, there is no assurance that such waiver, licensing or modification could be accomplished. Further, if ASG were to seek to become licensed or to modify its methods of doing business, its profits could be adversely affected.

ITEM 2.  PROPERTIES.

        In February 1997, the Company completed the relocation of its headquarters and principal administrative operations to Brentwood, Tennessee, where it occupies approximately 12,500 square feet of leased office space. The Company's lease on its current headquarters expires in October 2003. The Company leases additional office facilities in Indianapolis, Indiana; Alameda, California; and Topeka, Kansas. The Company owns land and the warehouse and office building of approximately 30,000 square feet in Mobile, Alabama that formerly housed the operations of UniSource, Inc., a subsidiary of the Company that formerly sold pharmaceuticals and related products to institutions where PHS delivered healthcare services as well as to other institutions. Such real property is currently under contract for sale. In connection with the Merger, the Company ceased operations at its regional offices in Atlanta, Georgia and substantially reduced operations at its regional offices in Newark, Delaware. Pursuant to the Settlement Agreement, MedPartners agreed to assume all of the Company's obligations pursuant to the Company's leases of such offices, effective as of February 1, 1998. The Company assigned to MedPartners all of its right, title and interest in and to any and all amounts paid by any sublessee or assignee of such leases and agreed to co-operate with MedPartners in its efforts to sublease or assign the leases. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         On December 29, 1997, a special meeting of the Company's stockholders (the "Special Meeting") was held for the purpose of voting on the Merger. At the Special Meeting, the stockholders voted, by a vote of 2,552,227 shares in favor, none opposed, and none abstaining with no broker non-votes, to adopt a proposal to temporarily adjourn the special meeting until January 20, 1998.

         On January 20, 1998, the Special Meeting was reconvened, and the stockholders adopted a proposal to permanently adjourn the Special Meeting by a vote of 2,552,227 shares in favor, none opposed, and none abstaining with no broker non-votes. See "General -- Recent Developments."

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

        America Service Group Inc. common stock is traded on The Nasdaq Stock Market's National Market System under the symbol ASGR. As of March 30, 1998, there were approximately 1,320 holders of record of ASG common stock. The high and low prices of the Company's common stock as reported on The Nasdaq Stock Market during each quarter from January 1, 1996 through December 31, 1997 are shown below:


Quarter Ended                        High    Low
---------------------------------------------------
March 31, 1996                       $9.00    $6.88
June 30, 1996                        21.25     9.75
September 30, 1996                   17.50    10.75
December 31, 1996                    15.75     9.13
---------------------------------------------------
March 31, 1997                      $13.63    $9.25
June 30, 1997                        14.75     9.25
September 30, 1997                   15.75    14.00
December 31, 1997                    19.13    13.38
---------------------------------------------------


ITEM 6.  SELECTED FINANCIAL DATA.

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                            1997         1996          1995         1994            1993
                                                            ----         ----          ----         ----            ----
                                                                       (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Healthcare revenues .................................    $ 129,211   $ 152,282      $ 115,238      $ 109,983      $ 108,932
Income (loss) before income taxes (benefits) ........        1,786      (9,933)         1,146          1,646            363
Net income (loss) ...................................        1,685      (8,686)           687            996            225
Net income (loss) attributable to  common shares ....        1,742      (8,912)           687            996            225
Net income (loss) per common shares - basic .........         0.50       (2.81)(a)       0.23 (a)       0.33(a)        0.08 (a)
Net income (loss) per common shares - diluted .......         0.48       (2.81)(a)       0.21 (a)       0.32(a)        0.07 (a)
Weighted average common shares outstanding ..........        3,480       3,171 (a)      3,027 (a)      2,994(a)       2,989 (a)
Weighted average common shares outstanding and common
   equivalent shares outstanding.....................        3,657       3,171 (a)      3,221 (a)      3,126(a)       3,148 (a)

                                                                                  AS OF DECEMBER 31,
                                                                         ---------------------------------
                                                           1997          1996           1995          1994         1993
                                                           ----          ----           ----          ----         ----
BALANCE SHEET DATA:
Working capital (deficit) ...........................    $     257   $  (2,434)     $   2,692      $   2,302      $    (399)
Total assets ........................................       27,754      42,709         42,501         32,108         34,634
Redeemable common stock, common stock,
   additional paid-in-capital, retained
   earnings (deficit) and treasury stock ............        6,641       4,384          8,667          8,188          7,151


---------------

(a) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). For further discussion of earnings per share and the impact of Statement 128, see the notes to the consolidated financial statements beginning on page F-8.

                                      -12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Consolidated Statements of Operations.



                                                  YEAR ENDED DECEMBER 31,
PERCENTAGE OF TOTAL REVENUES                      1997     1996      1995
-------------------------------------------------------------------------
Healthcare revenue ...........................    99.5%    99.5%     99.8%
Interest income ..............................      .5       .5        .2
                                                 ------------------------
Total revenue ................................   100.0    100.0     100.0
Healthcare expenses ..........................    91.3     95.2      89.3
                                                 ------------------------
Gross margin .................................     8.7      4.8      10.7
Selling, general and administrative expenses .     7.3      7.2       8.6
Nonrecurring charge ..........................      --      4.1       1.1
                                                 ------------------------
Income (loss) from operations ................     1.4     (6.5)      1.0
Provision for income taxes (benefits) ........      .1      (.8)       .4
                                                 ------------------------
Net income (loss) ............................     1.3     (5.7)       .6
Change in redeemable common stock ............      --       .1        --
                                                 ------------------------
Net Income (loss) attributable to
 common stock.................................     1.3%    (5.8)%      .6%
                                                 ========================


1997 COMPARED TO 1996

       Healthcare revenues decreased $23.1 million from $152.3 million in 1996 to $129.2 million in 1997, representing a 15% decrease. The decline in revenues resulted primarily from the Georgia Contract, which took effect in October 1995, and generated $30.9 million in the year ended December 31, 1997, compared to $56.7 million in 1996. The Georgia Contract expired in June 1997. The Company added five new contracts in 1997, which generated $9.9 million in new revenues, and experienced $13.4 million of revenue growth from existing contracts through contract renegotiations, automatic price adjustments and from being in effect a full year. Revenues were negatively impacted by the loss of eight contracts during 1997, which generated $40.2 million of revenues in 1997, compared to $77.5 million of revenues in 1996. Contract revenues for 1996 include $9.1 million of revenues from contracts that were terminated in that year.

       Interest income of $.7 million in 1997 declined from $.8 million in 1996 due to the cash usage involved with the expiration of the Georgia Contract.

       The cost of healthcare decreased $27.0 million or 19% to $118.6 million in 1997. Healthcare expenses as a percentage of revenues were 91% in 1997 versus 95% in 1996. Healthcare expenses exclusive of the Georgia Contract were 89% and 91% in 1997 and 1996, respectively. Personnel costs and fringe benefits related to inmate care were 57% of revenues in 1997 versus 64% of revenues in 1996. The significant decline is attributable to the existing contracts generally being more full service versus staffing only. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 17% of revenues in 1997 and 1996.

       At December 31, 1996, the Company had reserved $2.8 million in anticipated losses relating to the Georgia Contract. During 1997, the Company recorded an additional $1.4 million in healthcare expenses relating to the further deterioration of the contract's operating performance. Due to continued enhancements in the clinical and risk management areas, healthcare expenses were positively impacted by $1.4 million in adjustments to Harbour's medical malpractice claims.

       Selling general and administrative expenses were $9.5 million in 1997 compared to $11.1 million in 1996. The decrease was attributable to the corporate reengineering and downsizing implemented throughout 1997.

   The provision for income taxes was $.1 million of expense in 1997 compared to $1.2 million of benefit in 1996. Income taxes for 1997 relate to various state income taxes. The Company did not incur any federal income taxes due to the utilization of net operating loss carryforwards. As of December 31, 1997, the Company had approximately $7.5 million in unutilized net operating loss carryforwards.

1996 COMPARED TO 1995

       Healthcare revenues increased $37.1 million from $115.2 million in 1995 to $152.3 million in 1996, representing a 32% increase. The growth in revenues resulted primarily from the Georgia Contract. The Georgia Contract generated $56.7 million in the year ended December 31, 1996, compared to $13.5 million recognized in 1995. The Company added five new contracts in 1996 which generated $6.0 million in new revenues and experienced $6.9 million of revenue growth under existing contracts through contract renegotiation, automatic price adjustments and from being in effect a full year. Revenues were negatively impacted by the loss of four contracts during 1996, which generated $9.2 million of revenues in 1996 compared to $18.3 million of revenues in 1995. Contract revenues for 1995 include $9.4 million of revenues from contracts that were terminated in that year.

   The cost of healthcare increased $42.5 million or 42% to $145.6 million in 1996. Healthcare expenses as a percentage of revenues were 95% in 1996 versus 89% in 1995. Healthcare expenses as a percentage of revenue, exclusive of the Georgia Contract, were 91% and 89% in 1996 and 1995, respectively. Excluding the Georgia Contract, contracts in effect at December 31, 1996 reflected healthcare expenses of 91% of revenues. Personnel costs and fringe benefits related to inmate care were 64% of revenues in 1996 and 1995. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 17% and 16% of revenues in 1996 and 1995, respectively. Under the Georgia Contract, the Company incurred costs related to outside services of 20% of revenues in 1996 and 1995.

       Selling, general and administrative expenses were $11.1 million in 1996 compared to $9.9 million in 1995. The increase was attributable to additional corporate personnel and services required by the Georgia Contract and the relocation of the Company's headquarters to Brentwood, Tennessee from Newcastle, Delaware.

       During 1996, the Company recognized various, non-recurring charges consisting of (i) a non-cash compensation charge of $2.4 million relating to the appointment of the Company's new Chief Executive Officer and his receipt of 40,000 shares of redeemable common stock and options to purchase 175,000 shares of common stock, (ii) $1.1 million resulting from reengineering and downsizing of the Company's administrative processes and (iii) $2.8 million of estimated reserves with respect to the Georgia Contract.

       Interest income was $.8 million and $.2 million in 1996 and 1995. The increase is mainly attributable to the investment of additional cash on hand resulting from the prepayment of the Georgia premium.

       The provision for income taxes was $1.2 million of benefit in 1996 compared to $.5 million of expense in 1995. Although the Company experienced a $9.9 million pretax loss in 1996, the recognition of the associated tax benefit is limited to income tax expense recorded in the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents as of December 31, 1997 were $3.4 million compared to $12.6 million as of December 31, 1996. The reduction is attributable to cash used in the Georgia Contract which approximated $14.6 million. During 1997, the Company received $.5 million in cash from the exercise of stock options.

       Accrued expenses of the Company decreased $9.2 million from $25.7 million at December 31, 1996 to $16.5 million at December 31, 1997. The reduction is primarily attributable to the payout of medical claims, liability claims, salaries and employee benefits and funding losses related to the Georgia Contract.

       Investments of Harbour, the Company's captive insurance company, are restricted from general corporate uses. The settlement of professional and medical liability claims has been satisfied through Harbour's general working capital. Future settlement of cases in excess of available working capital will be satisfied through planned maturities of the restricted investments.

       The Company has a $20 million line of credit facility for general corporate purposes, including working capital, the issuance of letters of credit for performance bonds, and the funding of acquisitions. Under the line, which matures in September 2000, the Company is limited to $5 million in working capital needs through March 1998. The interest rate is based upon LIBOR or prime rate, subject to the quarterly operating performance of the Company, as defined in the agreement. The line of credit is subject to certain quarterly covenants.

       Management believes that the current levels of cash, cash equivalents and investments, when coupled with the internally generated funds and available credit, are sufficient to meet the Company's immediate foreseeable future cash needs and anticipated contract renewal activity.

INFLATION

       The increase in the healthcare costs in December 1997 over December 1996 was 2.8% nationally compared to an overall increase in the Consumer Price Index of 2.3% for all costs for the same period.

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

NEWLY ISSUED ACCOUNTING STANDARDS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning in 1998. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions from owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements.

       In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires these enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. Management of the Company is currently reviewing the impact of Statement 131. The Company will adopt Statement 131 on December 31, 1998 and will report interim information effective in the first quarter of 1999.

IMPACT OF YEAR 2000

       Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year 1900 rather than the year 2000. This fact could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities (the "Year 2000 Issue").

       The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 Issue cost is estimated to be immaterial to the operating results of the Company. Estimated costs consist primarily of the purchase of new software that will be capitalized. To date, the Company has incurred minimal expenses relating to the Year 2000 Issue.

       The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact of the Year 2000 Issue on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 Issue could have a material impact on the operations of the Company.

       The costs of the project and the estimated date of completion are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee, however, that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Company's Consolidated Financial Statements, together with the reports thereon of Ernst & Young LLP, dated March 17, 1998 and Price Waterhouse LLP, dated March 11, 1996 except as to Note 15, which is as of March 28, 1996, begin on page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information contained under the heading "Information as to Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 19, 1998 (the "1998 Proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

       The information contained under the heading "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information contained under the headings "Information as to Directors and Executive Officers" and "Principal Stockholders" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information contained under the heading "Executive
Compensation--Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

       Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

   (2) Financial Statement Schedule

       Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.


   (3) Exhibits


EXHIBIT                           DESCRIPTION
-------                           -----------
       2.1  --   Plan and Agreement of Merger, as amended, dated October 1,
                 1997 by and among America Service Group, Inc., MedPartners,
                 Inc. and ASG Merger Corporation, a wholly-owned subsidiary of
                 MedPartners, Inc. (incorporated herein by reference to Exhibit
                 2.1 to ASG's Current Report on Form 8-K filed on October 2,
                 1997 (File No. 0-19673) and to Exhibit 2.1 to ASG's Current
                 Report on Form 8-K filed on December 30, 1997 (File No.
                 0-19673)).
       2.2  --   Consent and Agreement, dated January 19, 1998 by and among
                 America Service Group, Inc., MedPartners, Inc. and ASG Merger
                 Corporation, a wholly-owned subsidiary of MedPartners, Inc.
                 (incorporated herein by reference to Exhibit 2.1 to ASG's
                 Current Report on Form 8-K filed on January 20, 1998 (File No.
                 0-19673)).
       2.3  --   Release and Settlement Agreement, dated February 25, 1998 by and among America Service Group, Inc., MedPartners, Inc. and
                 ASG Merger Corporation and EMSA Correctional Care, Inc.
       3.1  --   Amended and Restated Certificate of Incorporation of America
                 Service Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1,
                 Registration No.
                 33-43306, as amended).
       3.2  --   Amended and Restated By-Laws of America Service Group Inc.
                 (incorporated by reference to Exhibit 3.2 to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996).
       4.1  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
                 Form S-1, Registration No. 33-43306, as amended).
      10.1  --   Prison Health Services, Inc. 1986 Employees' Stock Option
                 Plan (incorporated by reference to Exhibit 10.1 to the
                 Registrant's Registration Statement on Form S-1, Registration
                 No. 33-43306, as amended).
      10.2  --   America Service Group Inc. Amended Incentive Stock Plan (as
                 adopted by the Board of Directors on March 19, 1996)
                 (incorporated by reference to Exhibit 10.1 to the Registrant's
                 Quarterly Report on Form 10-Q for the three month period ending
                 June 30, 1996), as subsequently amended by resolution of the
                 Board of Directors on September 16, 1996 to increase the number of shares reserved for issuance thereunder from 1,075,000 to
                 1,182,500.
      10.3  --   America Service Group Inc. 401(k) Profit Sharing Plan
                 (incorporated by reference to Exhibit 10.9 to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1992).
      10.5  --   Settlement Agreement among Prison Health Services, Inc.,
                 Georgia Department of Corrections and The Georgia Department of
                 Administrative Services dated January 6, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997).
      10.6  --   Prison Health Services, Inc. Medical Services Agreement for
                 Alameda County, California, dated July 1, 1992 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1992).
      10.7  --   Prison Health Services, Inc. Agreement for the Department of
                 Corrections of the State of Kansas, dated February 22, 1991, and Amendment thereto, dated August 27, 1991 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration
                 Statement on Form S-1, Registration No. 33-43306, as amended).
      10.8  --   Prison Health Services, Inc. Health Services Contract for
                 State of Maryland, Department of Public Safety and Correctional
                 Services dated November 30, 1992 (incorporated by reference to
                 Exhibit 10.14 to the Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 1994).
      10.9  --   Prison Health Services, Inc. Health Services Contract for
                 the City of Philadelphia Department of Public Health
                 (incorporated by reference to Exhibit 10.13 to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1993).

     10.10  --   Healthcare Services Contract with the State of Delaware,
                 dated June 3, 1996 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the three month period ending June 30, 1996).
     10.11  --   Contractual Agreement between the Indiana Department of
                 Correction and Prison Health Services, Inc. dated April 18,
                 1997 (incorporated by reference to Exhibit 10.26 to the
                 Registrant's Quarterly Report on Form 10-Q for the three month period ending June 30, 1997).
     10.12  --   Credit Agreement dated May 30, 1997 for $20,000,000 with
                 NationsBank of Tennessee, N.A. (incorporated by reference to
                 Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q
                 for the three month period ending June 30, 1997).
     10.13  --   Employment Agreement dated April 1, 1996 between Scott L.
                 Mercy and America Service Group Inc., as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
                 Report on Form 10-Q for the three month period ending June 30,
                 1996 and to Exhibit 10.28 to Registrant's Quarterly Report on
                 Form 10-Q for the three month period ending June 30, 1997).
     10.14  --   Employment Agreement dated November 1, 1996 between Jeffrey
                 J. Bairstow and America Service Group Inc. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997).
     10.15  --   Non-qualified Stock Option by America Service Group Inc. and
                 Jeffrey J. Bairstow dated December 18, 1996 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997).
     10.16  --   Employment Agreement dated July 12, 1996 between Michael
                 Catalano and America Service Group Inc. (incorporated by
                 reference to Exhibit 10.1 to the Registrant's Quarterly Report
                 on Form 10-Q for the three month period ending September 31,
                 1996).
     10.17  --   Non-Qualified Stock Option between America Service Group
                 Inc. and Michael Catalano dated July 12, 1996 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997).
     10.18  --   Employment Agreement dated February 20, 1998 between Bruce
                 A. Teal and America Service Group, Inc.
     10.19  --   Non-Qualified Stock Option between America Service Group
                 Inc. and Bruce A. Teal dated December 18, 1996 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1997).
     10.20  --   Employment Agreement dated February 12, 1998 between Gerard
                 F. Boyle and America Service Group Inc.
     10.21  --   Non-Qualified Stock Option between America Service Group
                 Inc. and Gerard F. Boyle dated February 12, 1998.
     10.22  --   Lease Agreement for office located at Two Penns Way, Suite
                 200, New Castle, Delaware 19720, and amendments thereto
                 (incorporated by reference to Exhibit 10.8 to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1995).
     10.23  --   Lease by and between Principal Mutual Life Insurance Company and America Service Group Inc. dated September 6, 1996
                 (incorporated by reference to Exhibit 10.23 to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1997).
     10.24  --   Sublease Agreement, dated April 22, 1997, between the
                 Registrant and Citibank Delaware for office space located at
                 Two Penns Way, Suite 200, New Castle, Delaware (incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report
                 on Form 10-Q for the three months ending March 31, 1997).
     10.25  --   Amended and Restated Incentive Stock Plan of the Registrant
                 (incorporated by reference to Exhibit 10.27 to the Registrant's
                 Quarterly Report on Form 10-Q for the three months ending June
                 30, 1997).
      21.1  --   Subsidiaries of the Registrant.
      23.1  --   Consent of Ernst & Young LLP.
      23.2  --   Consent of Price Waterhouse LLP.
      27.1  --   Financial Data Schedule for the year ended December 31, 1997
      27.2  --   Restated Financial Data Schedule for the year ended December
                 31, 1996
      27.3  --   Restated Financial Data Schedule for the year ended December
                 31, 1995

(b) Reports on Form 8-K.

    The following reports on Form 8-K were filed during the fourth quarter of 1997.

                       (a) Current Report on Form 8-K dated October 1, 1997 reporting the execution of the Merger Agreement between the Company and MedPartners.

                       (b) Current Report on Form 8-K dated December 9, 1997 reporting the issuance of a press release regarding the decision of Scott L. Mercy, the President and Chief Executive Officer of the Company, to leave the Company and take a position with Columbia/HCA Healthcare Corporation upon consummation of the proposed merger between the Company and MedPartners.

                        (c) Current Report on Form 8-K dated December 29, 1997 reporting the amendment of the Merger Agreement between the Company and MedPartners and the adjournment until January 20, 1998 of the special meeting of stockholders scheduled to consider the proposed merger between the Company and MedPartners.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on March 30, 1998.

                                   AMERICA SERVICE GROUP INC.


                                   By: /s/ SCOTT L. MERCY
                                       ----------------------------
                                       Scott L. Mercy
                                       President and Chief Executive Officer



         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 1998.

Signatures
/s/ SCOTT L. MERCY         Title: President and Chief Executive Officer
------------------------          and Director
SCOTT L. MERCY

/s/ MICHAEL CATALANO       Title: Executive Vice President of Development,
------------------------          General Counsel and Secretary
MICHAEL CATALANO

/s/ BRUCE A. TEAL          Title: Senior Vice President and
------------------------          Chief Financial Officer
BRUCE A. TEAL

/s/ WILLIAM EBERLE         Title: Director, Chairman of the Board
------------------------
WILLIAM EBERLE

/s/ THOMAS BOGAN           Title: Director
------------------------
THOMAS BOGAN

/s/ JACK O. BOVENDER, JR.  Title: Director
------------------------
JACK O. BOVENDER, JR.

/s/ JOHN GILDEA            Title: Director
------------------------
JOHN GILDEA

/s/ CAROL R. GOLDBERG      Title: Director
------------------------
CAROL R. GOLDBERG

/s/ DOUGLAS L. JACKSON     Title: Director
------------------------
DOUGLAS L. JACKSON

                           AMERICA SERVICE GROUP INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
Financial Statements                                                      Number
--------------------                                                      ------

Report of Ernst & Young LLP, Independent Auditors........................   F-2

Report of Independent Accountants........................................   F-3

Consolidated Balance Sheets at December 31, 1997 and 1996................   F-4

Consolidated Statements of Operations for the years
     ended December 31, 1997, 1996 and 1995..............................   F-5

Consolidated Statements of Changes in Common
     Stock, Additional Paid-in Capital, Retained Earnings
     (Deficit) and Treasury Stock for the years
     ended December 31, 1997, 1996 and 1995..............................   F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995....................................   F-7

Notes to Consolidated Financial Statements...............................   F-8



Financial Statement Schedule

Report of Ernst & Young LLP, Independent Auditors........................   F-2

Report of Independent Accountants on Financial Statement Schedule........   F-25

Valuation and Qualifying Accounts and Reserves
     (Schedule II) for the years ended
     December 31, 1997, 1996 and 1995 ...................................   F-26


All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated Financial Statements or the Notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
America Service Group Inc.



We have audited the accompanying consolidated balance sheets of America Service Group Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in common stock, additional paid-in capital, retained earnings (deficit) and treasury stock, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule for 1997 and 1996 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                         ERNST & YOUNG LLP





Nashville, Tennessee
March 17, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of America Service Group Inc.



In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity for the year ended December 31, 1995 (appearing on pages F-4 through F-26 of the America Service Group Inc.'s 1997 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of America Service Group Inc. and its subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of America Service Group Inc. for any period subsequent to December 31, 1995.



PRICE WATERHOUSE LLP
Linthicum, Maryland
March 11, 1996,
Except as to Note 15, which is as of
March 28, 1996.

                           AMERICA SERVICE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31
ASSETS                                                                        1997                 1996
                                                                         ------------           -----------
Current assets:
     Cash and cash equivalents                                           $  3,445,000           $12,550,000
     Short-term investments                                                 1,559,000             2,105,000
     Accounts receivable: Healthcare and other
         Less allowance for doubtful accounts
         of $384,000 and $2,016,000,  respectively                          8,242,000             9,146,000
     Assets held for sale                                                           -             2,900,000
     Prepaid expenses and other current assets                              2,384,000             3,688,000
     Current deferred taxes                                                 2,116,000             2,152,000
                                                                         ------------           -----------
Total currents assets                                                      17,746,000            32,541,000

Restricted investments                                                      5,639,000             5,458,000
Property and equipment, net                                                 2,468,000             3,036,000
Deferred taxes                                                              1,193,000             1,056,000
Cost in excess of net assets acquired, net                                    411,000               453,000
Other assets                                                                  297,000               165,000
                                                                         ============           ===========
Total assets                                                             $ 27,754,000           $42,709,000
                                                                         ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $  3,243,000           $ 7,656,000
     Accrued expenses                                                      12,836,000            22,319,000
     Deferred revenue                                                       1,410,000             5,000,000
                                                                         ------------           -----------
Total current liabilities                                                  17,489,000            34,975,000

Noncurrent portion of accrued expenses                                      3,624,000             3,350,000
Commitments and contingencies

Redeemable common stock, $.01 par value, 186,000 shares
     issued and outstanding at December 31, 1997 and 1996                   1,842,000             1,916,000
Preferred stock, $.01 par value, 2,000,000 shares authorized;
     none outstanding                                                               -                     -
Common stock, $.01 par value, 10,000,000 shares authorized;
     3,529,000 and 3,404,000 shares issued and outstanding at
December 31, 1997 and 1996                                                     35,000                34,000
Additional paid-in-capital                                                  7,926,000             7,546,000
Accumulated deficit                                                        (3,162,000)           (4,904,000)
Less: Treasury stock, at cost, 31,000 shares at
     December 31, 1996                                                              -              (208,000)
                                                                          ===========           ===========
Total liabilities and stockholders' equity                                $27,754,000           $42,709,000
                                                                          ===========           ===========


See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              YEAR ENDED DECEMBER 31
                                                         1997               1996               1995
                                                     -------------      -------------       -------------

Healthcare revenue                                   $ 129,211,000      $ 152,282,000       $ 115,238,000
Investment and interest income                             679,000            751,000             223,000
                                                     -------------      -------------       -------------
Total revenue                                          129,890,000        153,033,000         115,461,000
Healthcare expenses                                    118,631,000        145,618,000         103,150,000
                                                     -------------      -------------       -------------
Gross margin                                            11,259,000          7,415,000          12,311,000
Selling, general, and administrative expenses            9,461,000         11,065,000           9,921,000
Nonrecurring charges                                            --          6,241,000           1,225,000
                                                     -------------      -------------       -------------
Income (loss) from operations                            1,798,000         (9,891,000)          1,165,000
Interest expense                                            12,000             42,000              19,000
                                                     -------------      -------------       -------------
Income (loss) before income taxes (benefits)             1,786,000         (9,933,000)          1,146,000
Provision for income taxes (benefits)                      101,000         (1,247,000)            459,000
                                                     -------------      -------------       -------------
Net income (loss)                                        1,685,000         (8,686,000)            687,000
Decrease (increase) in redeemable common stock              57,000           (226,000)                 --
                                                     =============      =============       =============
Net income (loss) attributable to common shares      $   1,742,000      $  (8,912,000)      $     687,000
                                                     =============      =============       =============

Net income (loss) per common share:
     Basic                                           $         .50      $       (2.81)      $         .23
                                                     =============      =============       =============
     Diluted                                         $         .48      $       (2.81)      $         .21
                                                     =============      =============       =============

Weighted average common shares outstanding:
     Basic                                               3,480,000          3,171,000           3,027,000
                                                     =============      =============       =============
     Diluted                                             3,657,000          3,171,000           3,221,000
                                                     =============      =============       =============








See accompanying notes.

                          AMERICA SERVICE GROUP INC.

             CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK,
  ADDITIONAL PAID-IN CAPITAL, RETAINED EARNINGS (DEFICIT) AND TREASURY STOCK


                                            COMMON STOCK                ADDITIONAL        RETAINED
                                    -----------------------------        PAID-IN          EARNINGS          TREASURY
                                       SHARES           AMOUNT           CAPITAL         (DEFICIT)            STOCK
                                    ----------------------------------------------------------------------------------

Balance at January 1, 1995             3,404,000      $    34,000      $ 7,096,000       $ 3,321,000       $(2,263,000)
Purchase of treasury stock
  (100,000 shares)                            --               --               --                --          (525,000)
Exercise of options                           --               --         (209,000)               --           526,000
Net income                                    --               --               --           687,000                --
                                     -----------      -----------      -----------       -----------       -----------
Balance at December 31, 1995           3,404,000           34,000        6,887,000         4,008,000        (2,262,000)
Purchase of treasury stock
  (130,000 shares)                            --               --               --                --          (875,000)
Issuance of redeemable
  common stock                                --               --               --                --         1,004,000
Issuance of common stock
  under employee stock plan                   --               --           67,000                --            50,000
Exercise of options                           --               --       (1,442,000)               --         1,875,000
Compensation for stock options                --               --        2,034,000                --                --
Increase in redemption of value
  of common stock                             --               --               --          (226,000)               --
Net loss                                      --               --               --        (8,686,000)               --
                                     -----------      -----------      -----------       -----------       -----------
Balance at December 31, 1996           3,404,000           34,000        7,546,000        (4,904,000)         (208,000)
Issuance of common stock
  under employee stock plan                8,000               --           68,000                --                --
Exercise of options                      117,000            1,000          312,000                --           208,000
Decrease in redemption value of
  common stock                                --               --               --            57,000                --
Net income                                    --               --               --         1,685,000                --
                                     ===========      ===========      ===========       ===========       ===========
Balance at December 31, 1997           3,529,000      $    35,000      $ 7,926,000       $(3,162,000)      $        --
                                     ===========      ===========      ===========       ===========       ===========









See accompanying notes.

                                           AMERICA SERVICE GROUP INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31
                                                                     1997               1996                1995
                                                                 ------------       ------------       ------------
OPERATING ACTIVITIES
     Net income (loss)                                           $  1,685,000       $ (8,686,000)      $    687,000
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                                  1,114,000          1,533,000            738,000
     Noncash compensation charge                                           --          2,384,000                 --
     Noncash change in redeemable common stock                        (17,000)            62,000                 --
     Provision for contract cancellation                                   --          3,802,000                 --
     Provision for doubtful accounts                                  841,000          1,822,000            421,000
     Deferred income tax provision                                   (101,000)                --           (588,000)
     Loss on disposal of assets held for sale                         457,000                 --                 --
     Changes in operating assets and liabilities:
         Accounts receivable                                           63,000          5,621,000         (1,904,000)
         Assets held for sale                                       2,900,000                 --                 --
         Prepaid expenses and other current assets                  1,304,000         (2,136,000)           153,000
         Other assets                                                (132,000)           (72,000)           186,000
         Accounts payable                                          (4,413,000)           243,000          1,970,000
         Accrued expenses                                          (9,209,000)         4,839,000          3,021,000
         Deferred revenue                                          (3,590,000)        (4,109,000)         4,766,000
         Income taxes payable                                              --           (284,000)           156,000
                                                                 ------------       ------------       ------------
Net cash provided by (used in) operating activities                (9,098,000)         5,019,000          9,606,000

INVESTING ACTIVITIES
Proceeds (purchases) of short-term investments                        546,000         (1,405,000)            63,000
Proceeds from sale of restricted investments                          625,000          1,392,000          1,520,000
Purchases of restricted investments                                  (806,000)        (2,276,000)        (1,356,000)
Capital expenditures                                                 (961,000)        (4,268,000)        (1,405,000)
Proceeds from sale of property and equipment                               --             81,000                 --
                                                                 ------------       ------------       ------------
Net cash used in investing activities                                (596,000)        (6,476,000)        (1,178,000)

FINANCING ACTIVITIES
Purchase of treasury stock                                                 --           (875,000)          (525,000)
Issuance of redeemable common stock                                        --          1,278,000                 --
Issuance of common stock                                               68,000             67,000                 --
Exercise of stock options                                             521,000          1,487,000            317,000
                                                                 ------------       ------------       ------------
Net cash provided by (used in) financing activities                   589,000          1,957,000           (208,000)

Net increase (decrease) in cash and cash equivalents               (9,105,000)           500,000          8,220,000
Cash and cash equivalents at beginning of year                     12,550,000         12,050,000          3,830,000
                                                                 ============       ============       ============
Cash and cash equivalents at end of year                         $  3,445,000       $ 12,550,000       $ 12,050,000
                                                                 ============       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                           $     12,000       $     42,000       $     19,000
                                                                 ============       ============       ============
Cash paid for income taxes                                       $         --       $    326,000       $    835,000
                                                                 ============       ============       ============


See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997


1.       DESCRIPTION OF BUSINESS

America Service Group Inc. (the "Company") and its consolidated subsidiaries provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments. The Company also provides medical supplies to certain of its contract sites as well as private sector customers. The health status of inmates may impact results of operations under such contractual arrangements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Prison Health Services, Inc. (PHS) and its wholly-owned captive insurance subsidiary Harbour Insurance, Inc. (Harbour), Southern Health Partners, Inc. (SHP) and UniSource, Inc. (UniSource). The Company disposed of 90% of its interest in SHP in July 1996 and the remaining 10% in July 1997. All significant intercompany transactions and account balances have been eliminated.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which consist of cash and cash equivalents, short-term investments, accounts receivable, restricted investments and accounts payable, approximate their fair values.

                           AMERICA SERVICE GROUP INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition

The Company engages principally in fixed price contracts with correctional institutions adjusted for census fluctuations. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed. Revenues on pharmaceutical and related products are recorded when shipped.

Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for unbilled medical services rendered through the balance sheet dates. Additionally, reserves have been recorded for certain reported and unreported professional and general liability claims associated with the delivery of medical services.

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

                           AMERICA SERVICE GROUP INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets Held for Sale

Assets held for sale at December 31, 1996, consisted primarily of computer hardware and software acquired or developed by the Company under the terms of the Georgia Department of Corrections contract. The assets were purchased by the State of Georgia for $2,900,000 subsequent to the expiration of the contract on June 30, 1997.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired represents the unamortized excess of the acquisition cost over the fair value of the net assets received at the date of acquisition. Amortization expense of $42,000, $43,000 and $42,000 for 1997, 1996 and 1995, respectively, was computed using the straight-line method over 15 years, the estimated useful life of the intangible assets acquired. Accumulated amortization as of December 31, 1997 and 1996 was $323,000 and $281,000, respectively.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and cost in excess of net assets acquired and has determined there were no indications of impairment as of December 31, 1997 and 1996.

Treasury Stock

Prior to December 1996, the Board of Directors had authorized the Company to purchase treasury stock to be available for issuance under stock options and other benefits under the Company's Incentive Stock Plan. Upon exercise of the stock options, the difference between the cost of the treasury shares, on a first-in, first-out basis, and the price of options exercised was reflected in additional paid-in capital. Treasury stock includes 31,000 and 420,000 common shares at December 31, 1996 and 1995, respectively. The 31,000 common shares held in treasury as of December 31, 1996, were issued during 1997.

                           AMERICA SERVICE GROUP INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Preferred Stock

Preferred stock may be issued in one or more series with distinctive serial designations. The Board of Directors has the power and authority to establish preferences related to dividends, redemptions, payment on liquidation, conversion privileges and voting rights. As of December 31, 1997 and 1996, the Company had no shares of preferred stock issued.

Income Taxes

The Company uses the liability method of accounting for federal and state income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between taxable income and income for financial statement purposes result from the recognition of certain income and expense items for tax purposes in periods which differ from those used for financial statement purposes.

Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share, and uses the treasury stock method in calculating dilution. All earnings per share amounts for all periods have been presented and restated to conform to Statement 128 requirements.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized as the difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant.

                           AMERICA SERVICE GROUP INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Newly Issued Accounting Standards

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning in 1998. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions from owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires these enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. Management of the Company is currently reviewing the impact of Statement 131. The Company will adopt Statement 131 on December 31, 1998 and will report interim information effective in the first quarter of 1999.

Reclassifications

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

3.       RELEASE AND SETTLEMENT AGREEMENT

On October 1, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with MedPartners, Inc., a Delaware corporation ("MedPartners"), and a wholly owned subsidiary of MedPartners, pursuant to which the Company would have been acquired by MedPartners (the "Merger"). In connection with the proposed Merger, each issued and outstanding share of the Company's common stock, $0.01 par value per share (the "Common Stock") would have been converted into the right to receive 0.71 of a share of MedPartners' Common Stock. On October 29, 1997, MedPartners entered into a Plan and Agreement of Merger (the "PhyCor Merger Agreement") with PhyCor, Inc., a Delaware corporation ("PhyCor"), pursuant to which MedPartners would have been acquired by PhyCor (the "MedPartners/PhyCor Merger") and each issued and outstanding share

                           AMERICA SERVICE GROUP INC.

3.       RELEASE AND SETTLEMENT AGREEMENT (CONTINUED)

of MedPartners' Common Stock would have been converted into the right to receive
1.18 shares of PhyCor Common Stock.

The Company mailed a Proxy Statement to the holders of its Common Stock on November 20, 1997. The Proxy Statement related to a special meeting of the Company's stockholders scheduled to be held on December 29, 1997, for the purpose of considering and voting upon the Merger. On December 29, the Company postponed the special meeting at the request of MedPartners until January 20, 1998.

On January 20, 1998, the Company announced that it would not hold the special meeting of its stockholders originally scheduled for December 29, 1997, and that it was engaged in discussions with MedPartners regarding the Merger Agreement. On February 26, 1998, the Company announced the termination of the Merger Agreement and the execution of a Release and Settlement Agreement (the "Settlement Agreement") with MedPartners relating to the Merger Agreement. Pursuant to the Settlement Agreement, MedPartners agreed to pay the Company approximately $3.5 million in cash and to reimburse or assume certain other costs incurred by the Company in connection with the Merger in the amount of approximately $2.0 million. The Company and MedPartners and certain of their respective affiliates also entered into a Non-Compete, Non-solicitation and Standstill Agreement (the "Non-Competition Agreement") in connection with the termination of the Merger Agreement.

The Company has capitalized Merger related costs totaling $965,000, included in prepaid expenses and other current assets in the Consolidated Balance Sheet, and accrued related expenses of $247,000 at December 31, 1997.

Results of operations of the Company as of December 31, 1997 do not include any direct costs relating to the Merger Agreement as all such amounts are to be reimbursed as part of the Settlement Agreement.

4.       NONRECURRING CHARGES

During the fourth quarter of 1996, the Company commenced the move of its corporate headquarters from New Castle, Delaware to Brentwood, Tennessee. Related costs accrued were $1,055,000 for reengineering and downsizing of the Company's administrative processes.

The Company increased its 1996 second quarter $1,000,000 loss estimate relating to the State of Georgia Department of Corrections contract by $2,802,000 in the fourth quarter, upon notification from the state in October 1996 of its intention not to renew the contract expiring June 30, 1997. The estimate includes an approximate $500,000 write-down of equipment, which the state of Georgia agreed to purchase for $2,900,000. The Company feels it has satisfied substantially all obligations relating to the contract with the State of Georgia as of December 31, 1997.

                           AMERICA SERVICE GROUP INC.

4.       NONRECURRING CHARGES (CONTINUED)

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

5.       RESTRICTED INVESTMENTS

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

The amortized cost and approximate market value of restricted investments are as follows:

                                                                    DECEMBER 31
                                           ------------------------------------------------------------
                                                 AMORTIZED COST                    MARKET VALUE
                                           ------------------------------- ----------------------------
                                              1997            1996             1997             1996
                                           ----------      ----------        ----------      ----------
U.S.Treasury and governmental
   agency obligations                      $1,723,000      $1,722,000        $1,738,000      $1,721,000
Corporate bonds                             3,262,000       2,921,000         3,194,000       2,929,000
Mortgage backed securities                    654,000         815,000           654,000         808,000
                                           ==========      ==========        ==========      ==========
                                           $5,639,000      $5,458,000        $5,586,000      $5,458,000
                                           ==========      ==========        ==========      ==========

The amortized cost of restricted investments at December 31, 1997 mature as follows: due less than one year $1,373,000; due after one year through five years - $3,257,000; due after five years - $1,009,000.

                           AMERICA SERVICE GROUP INC.

6.       PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and comprised of the following:


                                                DECEMBER 31                   ESTIMATED
                                           1997            1996              USEFUL LIVES
                                         --------------------------------------------------

Building and improvements                $  604,000       $  617,000        10 - 31.5 years
Equipment and furniture                   3,988,000        5,004,000           5 - 10 years
Medical equipment                           344,000          341,000            5 - 7 years
Automobile                                   14,000           14,000            3 - 5 years
                                         ----------       ----------        ---------------
                                          4,950,000        5,976,000
Less:  Accumulated depreciation          (2,482,000)      (2,940,000)
                                         ==========       ==========
                                         $2,468,000       $3,036,000
                                         ==========       ==========

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,072,000, $1,490,000 and $696,000, respectively.

7.       ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                 DECEMBER 31
                                                          1997               1996
                                                     ---------------------------------

Medical claims                                       $  6,047,000         $  5,471,000
Liability claims                                        4,494,000            5,992,000
Salaries and employee benefits                          4,345,000            7,868,000
Merger costs                                              247,000              265,000
Legal                                                     429,000            1,270,000
Severance                                                 290,000            1,055,000
Accrued loss on Georgia contract                          200,000            2,883,000
Other                                                     408,000              865,000
                                                     ------------         ------------
                                                       16,460,000           25,669,000
Less:  Noncurrent portion of liability claims          (3,624,000)          (3,350,000)
                                                     ============         ============
                                                     $ 12,836,000         $ 22,319,000
                                                     ============         ============

                           AMERICA SERVICE GROUP INC.

8.       BANKING ARRANGEMENTS

On March 28, 1997, the Company entered into a $20,000,000 line of credit facility for general corporate purposes including working capital, the issuance of letters of credit for performance bonds and the funding of acquisitions. Under the line, which matures September 2000, the Company is limited to $5,000,000 for working capital needs through March 1998. The interest rate is based on LIBOR or prime rates subject to the quarterly operating performance of the Company, as defined in the Agreement. The line of credit is collateralized by all assets of the Company and its operating subsidiaries. The line of credit is also subject to certain quarterly financial covenants of which the Company was in compliance with throughout 1997. The Company had a $26,500,000 line of credit facility at December 31, 1996, which expired in July 1997. No borrowings were outstanding under the lines of credit at December 31, 1997 and 1996.

PHS had open letters of credit of $3,641,000 and $10,865,000 at December 31, 1997 and 1996, respectively, supporting performance guarantees on specific contracts. At December 31, 1996, $6,000,000 related to the Georgia Department of Corrections' contract. In addition, Harbour had unused letters of credit of $0 and $700,000 at December 31, 1997 and 1996.

9.       INCOME TAXES

The Company's provision (benefit) for income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31
                                   1997               1996               1995
                               ----------------------------------------------------
Current income taxes:
     Federal                   $        --         $(1,110,000)        $   838,000
     State                              --            (137,000)            209,000
                               -----------         -----------         -----------
                                        --          (1,247,000)          1,047,000
Deferred taxes:
     Federal                            --                  --            (438,000)
     State                         101,000                  --            (150,000)
                               -----------         -----------         -----------
                                   101,000                  --            (588,000)
                               ===========         ===========         ===========
Income taxes (benefits)        $   101,000         $(1,247,000)        $   459,000
                               ===========         ===========         ===========

Deferred tax assets (liabilities) are comprised of the following at December 31:



                           AMERICA SERVICE GROUP INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       INCOME TAXES (CONTINUED)

                                             YEAR ENDED DECEMBER 31
                                            1997                1996
                                        -------------------------------

Net operating loss carryforwards        $ 2,835,000         $   347,000
Self-insurance reserves                   1,714,000           2,351,000
Executive stock options                     773,000             773,000
Accrued vacation                            299,000             804,000
Accrued merger costs                        247,000                  --
Bad debt allowance                          146,000             769,000
Accrued legal                               140,000             410,000
Accrued severance                           109,000             348,000
Accrued loss on Georgia contract             76,000             675,000
Depreciation                               (461,000)           (266,000)
Other                                        96,000               6,000
                                        -----------         -----------
                                          5,974,000           6,217,000
Valuation allowance                      (2,665,000)         (3,009,000)
                                        ===========         ===========
                                        $ 3,309,000         $ 3,208,000
                                        ===========         ===========


As of December 31, 1997, the Company had federal and state net operating loss carryforwards of $7,459,000 expiring in 2005 through 2006.

A valuation allowance has been established for deferred tax assets, where utilization is uncertain. The Company believes it is more likely than not that the remaining deferred tax assets will be realized through the future reversal of existing taxable temporary differences and the generation of future taxable income.

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

                                                         YEAR ENDED DECEMBER 31
                                                    1997          1996          1995
                                                   ----------------------------------

Federal tax                                         34.0%        (34.0)%        34.0%
State income taxes                                   5.7          (1.4)          5.2
Other                                                1.0            --           0.8
Increase (decrease) in valuation allowance         (35.0)         22.8            --
                                                    ====          ====          ====
                                                     5.7%        (12.6)%        40.0%
                                                    ====          ====          ====

                           AMERICA SERVICE GROUP INC.

10.      REDEEMABLE COMMON STOCK

During 1996, the Company sold 146,000 shares of common stock (purchased shares) and issued a stock award of 40,000 shares (awarded shares) of common stock to its newly appointed Chief Executive Officer. The 146,000 shares were sold at the then current fair market value of $8.75 per share. The vesting of the awarded shares was accelerated under the terms of the award and a compensation charge of $8.75 per share was recorded representing the fair market value of the shares on the date of issuance. Both the purchased and awarded shares are redeemable under the terms of the officer's employment agreement upon termination of employment. The redemption value of the shares was calculated at the average closing market value of the Company's common stock for the 30 trading days immediately preceding notification of intent to redeem the shares. As of March 31, 1997, the redemption price was fixed at $9.90 per share, through an amendment to the Chief Executive Officer's employment agreement. Changes in the redemption value of the purchased and awarded shares were recorded as adjustments to retained earnings and compensation expense, respectively. During 1997, the Company adjusted the redemption value of the purchased and awarded shares, respectively, by $57,000 and $17,000, and during 1996 by $226,000 and $62,000.

11.      NET INCOME (LOSS) PER SHARE

The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three years in the period ended December 31, 1997.

                                                                     YEAR ENDED DECEMBER 31,
                                                         1997               1996               1995
                                                      --------------------------------------------------
NUMERATOR:

Net income (loss)                                     $ 1,685,000        $(8,686,000)        $   687,000
Decrease (increase) in redeemable common stock             57,000           (226,000)                 --
                                                      ===========        ===========         ===========
Numerator for basic and diluted
   earnings per share - income (loss)
   available to common  stockholders                  $ 1,742,000        $(8,912,000)        $   687,000
                                                      ===========        ===========         ===========

DENOMINATOR:

Denominator for basic earnings
   per share - weighted average
   shares                                               3,480,000          3,171,000           3,027,000
Effect of dilutive securities:
   Employee stock options                                 177,000                 --             194,000
                                                      -----------        -----------         -----------
Denominator for diluted earnings
   per share - adjusted weighted
   average shares and assumed
   conversions                                          3,657,000          3,171,000           3,221,000
                                                      ===========        ===========         ===========
Basic earnings (loss) per share                       $       .50        $     (2.81)        $       .23
                                                      ===========        ===========         ===========
Diluted earnings (loss) per share                     $       .48        $     (2.81)        $       .21
                                                      ===========        ===========         ===========

                           AMERICA SERVICE GROUP INC.

11.      NET INCOME (LOSS) PER SHARE (CONTINUED)

During any given quarter for the years ended December 31, 1997, 1996 and 1995 there were no more than 175,000, 762,000, and 180,000 options, respectively, to purchase common stock with weighted average exercise prices of $12.84, $8.60, and $9.52, respectively, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares for the period or there was a loss for the year and, therefore, the effect would be antidilutive.

In addition, during any given quarter for the years ended December 31, 1997 and 1996 there were no more than 186,000 shares of common stock which the Company is required to repurchase upon termination of the Chief Executive Officer, as part of the written put option included in the employment agreement (see Note 10), which were not included in the computation of diluted earnings per share because the exercise (redemption) price was less than the average market price of the common shares for the period or there was a loss for the year and, therefore, the effect would be antidilutive.

12.      STOCK OPTION PLANS

The Company has an Incentive Stock Plan, which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 1,182,500 shares of the Company's common stock. Awards and vesting periods under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options shall not be less than the fair market value at the date of grant. Options and other benefits expire at such times as the committee shall determine at the time of grant, but no later than ten years from the grant date.

The following is a summary of stock option activity under the plan:

                                                                         WEIGHTED
                                                                         AVERAGE
                                       OPTIONS        PRICE RANGE     EXERCISE PRICE
                                      ----------------------------------------------

Outstanding, January 1, 1995           776,400        $ 2.33 - 11.19     $  4.60
     Granted                           140,800          4.50 -  6.31        3.91
     Exercised                         (80,500)         2.33 -  6.50        3.60
     Canceled                         (168,500)         2.66 -  6.50        3.59
                                      --------        --------------     -------
Outstanding, December 31, 1995         668,200          2.33 - 11.19        5.00
     Granted                           402,350          6.93 - 13.13       10.53
     Exercised                        (324,950)         2.33 -  6.50        3.39
     Stock award vested                (40,000)         8.75 -  8.75        8.75
     Canceled                          (18,800)         4.50 - 13.12       12.16
                                      --------        --------------     -------
Outstanding, December 31, 1996         686,800          2.67 - 13.12        8.66
     Granted                            97,500         10.19 - 14.44       12.98
     Exercised                        (147,500)         2.67 - 13.13        3.45
     Canceled                          (42,500)         4.50 - 13.88       11.91
                                      ========        ==============     =======
Outstanding, December 31, 1997         594,300        $ 4.50 - 14.44     $ 10.41
                                      ========        ==============     =======

                           AMERICA SERVICE GROUP INC.

12.      STOCK OPTION PLANS (CONTINUED)

Total options available for future grants at December 31, 1997 and 1996, were 76,000 and 131,000, respectively. Under a separate plan and as part of the recruitment of the Chief Operating Officer, the Company granted 75,000 options at fair market value during 1996.

In April 1996, the Company granted the Chief Executive Officer 175,000 stock options pursuant to an amendment to the Incentive Stock Plan in May 1996 which resulted in a $2,034,000 noncash compensation charge.

As of December 31, 1997, 449,000 options were exercisable under all plans. The Company has reserved 818,000 shares of common stock for options outstanding and for options which may be granted in the future.

                             OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
------------------------------------------------------------------------     ------------------------------------
                                        WEIGHTED AVG.        WEIGHTED
     RANGE OF         OUTSTANDING         REMAINING          AVERAGE          NUMBER EXERCISABLE  WEIGHTED AVERAGE
 EXERCISE PRICES     AT 12/31/97      CONTRACTUAL LIVE    EXERCISE PRICE          AT 12/31/97       EXERCISE PRICE
------------------------------------------------------------------------     ------------------------------------
 $ 4.50 -  6.50         67,700              6.95             $ 5.74                 61,900         $     5.78
   8.75 - 11.19        429,000              8.53               9.68                351,300               9.71
  13.13 - 14.44        172,600              9.55              13.59                 35,800              13.13
 --------------        -------                                                     -------
 $ 4.50 - 14.44        669,300                                                     449,000
 ==============        =======                                                     =======

Options exercisable at December 31, 1996 had a weighted average exercise price of $6.72.

Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                   1997           1996
                                 ----------------------

Volatility.....................   0.7             1.0
Interest rate..................   5.8%            8.5%
Expected life (years)..........     3               3
Dividend yields................   0.0%            0.0%

                           AMERICA SERVICE GROUP INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      STOCK OPTION PLANS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for the years ended December 31, 1997 and 1996 is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------
                                                              1997                        1996
                                                     -------------------------------------------------
                                                         AS         PRO            AS           PRO
                                                      REPORTED     FORMA        REPORTED      FORMA
                                                     -------------------------------------------------
                                                                 (in thousands, except per share data)

Net income (loss)..................................    $1,685      $1,029       $(8,686)      $(7,190)
Income (Loss) per common share:
   Basic...........................................    $  .50      $  .30       $ (2.81)      $ (2.04)
   Diluted.........................................    $  .48      $  .28       $ (2.81)      $ (2.04)

The resulting pro forma disclosures may not be representative of that to be expected in future years.

13.      EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Retirement Savings Plan (the "Plan") covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company matches such employee contributions to the Plan ranging from 1% to 3% depending on their years of participation. The Company recorded an expense of $266,000, $299,000 and $338,000 for the years ended December 31, 1997, 1996 and 1995, respectively, related to the matching contributions of the Plan.

The Company instituted an Employee Stock Purchase Plan during 1996. Employees who have completed one year of service are eligible to contribute up to 10% of their annual salaries whereby common shares will be purchased at 85% of the Company's fair market value as defined within the agreement. At December 31, 1997, the Company has recorded $136,000, included in accrued expenses, related to a one-time opportunity for employees to rescind the purchase of common stock under the plan and to receive a refund of their payroll deductions for the July 1, 1997 through December 31, 1997 period.

                           AMERICA SERVICE GROUP INC.

14.      PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Harbour Insurance, Inc., a PHS wholly-owned captive insurance company incorporated under the laws of the state of Delaware, currently provides professional and general liability coverage to PHS with limits of $1,000,000 per claim and various aggregate limits per policy year. The aggregate limit for policy years ended December 31, 1997, 1996 and 1995 was $3,500,000, $3,250,000
and $2,450,000, respectively.

Possible claims in excess of the individual and aggregate claims per policy year up to a maximum of $15,000,000 for 1997 and $5,000,000 for 1996 and 1995, are
covered by third-party insurance policies on a claims-made basis. During the 1994-95 and 1993-94 policy years, the Company retained 30% of this excess coverage on a risk-sharing basis.

Any liabilities in excess of the third-party insurance limits are assumed by the Company. The Harbour policy relative to the contract with the Georgia Department of Corrections, which terminated on June 30, 1997, is an occurrence-based policy with similar levels of self-insured retention.

In July 1997, the Company commenced operations under the Indiana contract. The Company has third party commercial insurance on an occurrence basis with respect to the Indiana contract.

In prior years, PHS has contributed approximately $1,100,000 for capitalization of Harbour. Amounts contributed are adequate to meet legal capitalization requirements and are restricted from general use by PHS.

The Company records a liability for reported and unreported professional and general liability claims based upon the cost of settling losses and loss adjustment expenses discounted at 6% in 1997 and 1996, and 7% in 1995. Amounts accrued were $4,494,000 and $5,992,000 at December 31, 1997 and 1996,
respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 1997, represent management's best estimate of the amounts necessary to discharge the Company's obligations.

15.       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and equipment through October 2003 under certain noncancelable operating leases.

                           AMERICA SERVICE GROUP INC.

15.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has a sublease agreement with a third party for its former corporate office space in New Castle, Delaware. The sublease is for the period May 1, 1997 through April 30, 1999, with two six- month renewal options through April 30, 2000. The original lease term expires July 31, 2000. Based upon the anticipated option renewal through April 30, 2000, no lease termination expense has been recorded by the Company. In connection with the MedPartners Settlement Agreement (see Note 3), the Company closed its regional offices in Atlanta, Georgia, and Newark, Delaware and assigned future lease payments totaling $230,000 to MedPartners.

Future minimum annual lease payments at December 31, 1997 are as follows:

Year ending December 31:
     1998                               $  581,000
     1999                                  602,000
     2000                                  460,000
     2001                                  230,000
     2002                                  211,000
     Thereafter                            176,000
                                        ----------
                                         2,260,000
Sublease receipts                         (407,000)
                                        ==========
                                        $1,853,000
                                        ==========

Rental expense under operating leases was $516,000, $564,000 and $457,000 for the years ended December 1997, 1996 and 1995, respectively.

Catastrophic Limits

Many of the Company's contracts require reimbursement to the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or AIDS-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company's operations. The Company maintains insurance from an unaffiliated insurer for contracts, which do not contain catastrophic protection for hospitalization amounts in excess of $125,000 per inmate. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

                           AMERICA SERVICE GROUP INC.

15.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation and Claims

The Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 1997 and 1996. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

16.      MAJOR CUSTOMERS AND GEOGRAPHICAL CONCENTRATIONS

The following is a summary of revenues from major customers:

                                                                YEAR ENDED DECEMBER 31
                                        1997                           1996                       1995
                               ---------------------------------------------------------------------------------
                               REVENUE         PERCENT         REVENUE     PERCENT      REVENUE        PERCENT
                               ---------------------------------------------------------------------------------
                                                                          (In thousands)

       State of Georgia        $30,854           23.9%        $56,662        37.2%       $13,530         11.8%
       State of Kansas          18,095           14.0          17,096        11.2         15,476         13.5
       City of Philadelphia     17,865           13.8          16,034        10.5         14,713         12.8
       State of Maryland             -              -          15,479        10.2         18,747         16.3

Estimated credit losses associated with the receivables are provided for in the consolidated financial statements. The contract with the state of Georgia expired June 30, 1997 (see Note 4).

17.      FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The Company made a year end adjustment in 1997 resulting from a change in estimate relating to medical malpractice reserves. The adjustment of $1,400,000 increased basic and diluted earnings per share by $.40 and $.39, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
America Service Group Inc.

Our audits of the consolidated financial statements referred to in our report dated March 11, 1996 except as to Note 15, which is as of March 28, 1996, appearing on page F-3 of the 1997 Annual Report to Shareholders of America Service Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
Linthicum, Maryland
March 11, 1996
Except as to Note 15, which is as of
March 28, 1996

                                                                     Schedule II



                           AMERICA SERVICE GROUP INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                          ADDITIONS
                                         BALANCE AT       CHARGED TO                            BALANCE AT
                                        BEGINNING OF      COSTS AND                              END OF
                                           PERIOD          EXPENSES        DEDUCTIONS           PERIOD
                                        ----------------------------------------------------------------
DECEMBER 31, 1997
Allowance for doubtful accounts         $2,016,000        $  841,000        $2,473,000        $  384,000
Valuation allowance for deferred
   tax asset                             3,009,000                --           344,000         2,665,000
                                        ==========        ==========        ==========        ==========
                                        $5,025,000        $  841,000        $2,817,000        $3,049,000
                                        ==========        ==========        ==========        ==========

DECEMBER 31, 1996
Allowance for doubtful accounts         $  840,000        $1,822,000        $  646,000        $2,016,000
Valuation allowance for deferred
   tax asset                                    --         3,009,000                --         3,009,000
                                        ==========        ==========        ==========        ==========
                                        $  840,000        $4,831,000        $  646,000        $5,025,000
                                        ==========        ==========        ==========        ==========

DECEMBER 31, 1995
Allowance for doubtful accounts         $  419,000        $  421,000                --        $  840,000
                                        ==========        ==========        ==========        ==========