Form 10-Q
period 1998-03-31
AMERICA SERVICE GROUP INC /DE
filed 1998-05-14
CIK 877476

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


For the quarterly period ended March 31, 1998




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


            105 Westpark Drive, Suite 300, Brentwood, Tennessee 37027
           -----------------------------------------------------------
              (Address and zip code of principal executive office)
                                 (615) 373-3100
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934
      during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X           NO
                               -------


  There were 3,557,561 shares of Common Stock outstanding as of May 4, 1998.

                           AMERICA SERVICE GROUP INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at March 31, 1998 and
         December 31, 1997                                                           3

         Condensed Consolidated Income Statements for the
         quarters ended March 31, 1998 and March 31, 1997                            4

         Condensed Consolidated Statements of Cash Flows for the
         quarters ended March 31, 1998 and March 31, 1997                            5

         Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and           7-8
         Results of Operations



PART II. OTHER INFORMATION

Item 5:  Other Events                                                                9

Item 6:  Exhibits and Reports on Form 8-K
Signature page                                                                       9

                           AMERICA SERVICE GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      MARCH 31, 1998    DECEMBER 31, 1997
                                                                      --------------    -----------------
Current assets:
     Cash and cash equivalents                                         $  2,804,000       $  3,445,000
     Short-term investments                                                 993,000          1,559,000
     Accounts receivable:  Healthcare and other,
         less allowance for doubtful accounts                            10,421,000          8,242,000
     Prepaid expenses and other current assets                            1,877,000          2,384,000
     Current deferred taxes                                               2,116,000          2,116,000
                                                                       ------------       ------------
         Total currents assets                                           18,211,000         17,746,000

Restricted investments                                                    6,291,000          5,639,000
Property and equipment, net                                               2,313,000          2,468,000
Deferred taxes                                                            1,193,000          1,193,000
Cost in excess of net assets acquired company, net                          401,000            411,000
Other assets                                                                295,000            297,000
                                                                       ============       ============
                                                                       $ 28,704,000       $ 27,754,000
                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                  $  2,740,000       $  3,243,000
     Accrued expenses                                                    14,267,000         12,836,000
     Deferred revenue                                                            --          1,410,000
                                                                       ------------       ------------
         Total current liabilities                                       17,007,000         17,489,000

Noncurrent portion of accrued expenses                                    3,347,000          3,624,000
Commitments and contingencies
Redeemable common stock                                                   1,842,000          1,842,000

Common stock                                                                 36,000             35,000
Additional paid in capital                                                8,172,000          7,926,000
Accumulated deficit                                                      (1,700,000)        (3,162,000)
                                                                       ------------       ------------
Total liabilities and stockholders' equity                             $ 28,704,000       $ 27,754,000
                                                                       ============       ============


                           AMERICA SERVICE GROUP INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                                      QUARTER ENDED MARCH 31,
                                                      1998              1997
                                                       ----              ----
Revenues
     Healthcare revenue                           $ 27,632,000       $38,660,000
     Investment and interest income                    132,000           183,000
                                                  ------------       -----------
Total revenue                                       27,764,000        38,843,000
Healthcare  expenses                                24,543,000        36,160,000
                                                  ------------       -----------
Gross margin                                         3,221,000         2,683,000
Selling, general and administrative expenses         2,345,000         2,290,000
Nonrecurring gain                                     (586,000)               --
                                                  ------------       -----------
Income before taxes                                  1,462,000           393,000
Provision for income taxes                                  --                --
                                                  ------------       -----------
Net income                                           1,462,000           393,000
Redeemable common stock decrease                            --            57,000
                                                  ------------       -----------
Net income attributable to common shares          $  1,462,000       $   450,000
                                                  ============       ===========

Net income per common share:
     Basic                                        $       0.41       $      0.13
                                                  ============       ===========
     Diluted                                      $       0.41       $      0.13
                                                  ============       ===========

Weighted average common shares outstanding:
     Basic                                           3,530,000         3,392,000
                                                  ============       ===========
     Diluted                                         3,591,000         3,542,000
                                                  ============       ===========

                           AMERICA SERVICE GROUP INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          QUARTER ENDED MARCH 31
                                                          1998             1997
                                                          ----             ----
Operating Activities:
Net income                                            $ 1,462,000     $    393,000
Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                        294,000          200,000
     Non-cash compensation adjustment                          --          (16,000)
     Changes in operating assets and liabilities:
         Accounts receivable                           (2,179,000)      (3,115,000)
         Prepaid expenses and other current assets        507,000         (728,000)
         Other assets                                       2,000             --
         Accounts payable                                (503,000)        (260,000)
         Accrued expenses                               1,154,000          650,000
         Deferred revenue                              (1,410,000)         172,000
                                                      -----------     ------------
Net cash used in operating activities                    (673,000)      (2,704,000)

Investing Activities:
Change in short-term investments                          566,000          (60,000)
Change in restricted investments                         (652,000)          (1,000)
Capital expenditures                                     (129,000)        (320,000)
                                                      -----------     ------------
Net cash used in investing activities                    (215,000)        (381,000)

Financing Activities:
Exercise of stock options                                 247,000          131,000
                                                      -----------     ------------
Net cash provided by financing activities                 247,000          131,000

Net decrease in cash and cash equivalents                (641,000)      (2,954,000)
Cash and cash equivalents, beginning of period          3,445,000       12,550,000
                                                      -----------     ------------
Cash and cash equivalents, end of period              $ 2,804,000     $  9,596,000
                                                      ===========     ============

                           AMERICA SERVICE GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.       BASIS OF PRESENTATION

The interim consolidated financial statements as of March 31, 1998 and for the quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the three months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1997.

2.        INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share, and uses the treasury stock method in calculating dilution. All earnings per share amounts for all periods have been presented and restated to conform to Statement 128 requirements.

3.        REPORT COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income, ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

4.        RELEASE AND SETTLEMENT AGREEMENT

On October 1, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with MedPartners, Inc., a Delaware corporation ("MedPartners"), and a wholly owned subsidiary of MedPartners, pursuant to which the Company would have been acquired by MedPartners (the "Merger"). In connection with the Merger, each issued and outstanding share of the Company's Common Stock, $0.01 par value per share (the "Company's Common Stock") would have been converted into the right to receive 0.71 of a share of MedPartners' Common Stock. On October 28, 1997, MedPartners entered into a Plan and Agreement of Merger (the "PhyCor Merger Agreement") with PhyCor, Inc., a Delaware corporation ("PhyCor"), pursuant to which MedPartners would have been acquired by PhyCor and each issued and outstanding share of MedPartners' Common Stock would have been converted into the right to receive 1.18 shares of PhyCor Common Stock.

The Company mailed a Proxy Statement to the holders of its Common Stock on November 20, 1997. The Proxy Statement related to a special meeting of the Company's stockholders scheduled to be held on December 29, 1997, for the purpose of considering and voting upon the Merger. On December 29, the Company postponed the special meeting at the request of MedPartners until January 20, 1998.

On January 20, 1998, the Company announced that it would not hold the special meeting of its stockholders originally scheduled for December 29, 1997, and that it was engaged in discussions with MedPartners regarding the Merger Agreement. On February 26, 1998, the Company announced the termination of the Merger Agreement and the execution of a Release and Settlement Agreement (the "Settlement Agreement") with MedPartners relating to the Merger Agreement. Pursuant to the Settlement Agreement, MedPartners agreed to pay the Company approximately $3.5 million in cash and to reimburse or assume certain other costs incurred by the Company in connection with the Merger in the amount of approximately $2.0 million. The Company and MedPartners and certain of their respective affiliates also entered into a Non-Compete, Non-Solicitation and Standstill Agreement in connection with the termination of the Merger Agreement.

Results of operations of the Company as of March 1998 do not include any direct costs relating to the Merger Agreement as all such amounts are to be reimbursed as part of the Settlement Agreement for a three-year period.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, discussions of the Company's business strategy and expectations concerning the Company's position in the industry, future operations, margins, profitability, liquidity and capital resources. All these forward-looking statements are based on estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements and estimates. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") under the heading "Item 1. Business -- Cautionary Statements," which cautionary statements are hereby incorporated herein by reference. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the 1997 Form 10-K. In light of these and other uncertainties, the inclusion of a forward-looking statement herein or in any statement made by the Company should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.


Results of Operations

FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997

Revenues, exclusive of interest income for the first quarter 1998, decreased to $27.6 million from $38.7 million in the first quarter 1997. The Company had a contract with the Georgia Department of Corrections which expired June 1997 and accounted for $14.5 million of revenue for the three months March 1997. Three contracts accounting for $3.6 million of revenue in the first quarter of 1997 expired subsequent to March 1997. Two contracts that commenced subsequent to March 1997 contributed $6.1 million in revenue for the quarter ended March 31, 1998. Revenue's in 1998 include $.9 million in growth under existing contracts through contract renegotiations, automatic pricing adjustments and growth in inmate population. Interest income decreased due to the prepayment component of base fees with the Georgia contract being eliminated effective June 1997.

Healthcare expenses during the first quarter 1998 were $24.5 million or 88% of revenue versus $36.2 million or 93% of revenue for the same period in 1997. Healthcare expenses exclusive of the Georgia contract were 89% for the quarter ended March 1997. The March 1998 medical loss ratio was favorably impacted by certain employee healthcare costs being reimbursed by MedPartners. These costs approximated $.3 million or .01% for the quarter ended March 1998.

Selling, general and administrative expenses for the first quarter 1998 were $2.35 million versus $2.30 million for March 1997. The slight increase is due to the increase in corporate clinical positions.

The Company recorded a non-recurring gain of $.6 million in the first quarter of 1998 which is directly related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company received payments of an aggregate $2.2 million in February and April 1998. Approximately $1.6 million of such $2.2 million reimbursed the Company for costs directly associated with the terminated merger transaction. The remaining $.6 million is reflected as a nonrecurring gain. The Company will receive additional payments in the months of July and September 1998, totaling $1.2 million as part of the Settlement Agreement.

The Company's March 1998 financial statements have no provision for income taxes, as the Company intends to utilize $1.5 million of its $7.5 million income tax loss carryforward.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments at March 31, 1998 were $3.8 million compared with cash, cash equivalents and investments of $5.0 million at December 31, 1997. Cash used in operating activities during the quarter ended March 31, 1998 was $.7 million compared to cash used in operations of $2.7 million for the comparable 1997 period.

The decrease in cash from December 1997 is attributable to one client's April base fee of $1.4 million not being received until early April 1998 when such payment was due versus January's base fee having been prepaid in December 1997. The Company was also required to provide $.7 million in funding to its wholly owned captive insurance subsidiary, Harbour Insurance, Inc.

Management believes that the current levels of cash, when coupled with internally generated funds and the line of credit, are sufficient to meet the Company's immediately foreseeable cash needs.

ITEM 5.  OTHER EVENTS

         On April 28, 1998, the Company issued a press release discussing its first quarter 1998 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS


           2.1    --   Release and Settlement Agreement dated February 25, 1998 by and among
                       America Service Group Inc., MedPartners Inc., ASG Merger Corporation and
                       EMSA Correctional Care, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

           3.1    --   Amended and Restated  Certificate of Incorporation of America Service Group Inc.
                       (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on
                       form S-1, Registration No. 33-43306, as amended).

           3.2    --   Amended and Restated By-Laws of America Service Group Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

           4.1    --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the
                       Registrant's Registration Statement on Form S-1, Registration No. 33-43306).

           10.1   --   Employment Agreement dated February 20, 1998 between Bruce A. Teal and America
                       Service Group Inc. (incorporated by reference to Exhibit 10.18 of the Registrant's
                       Annual Report on Form 10-K for the year ended December 31, 1997).

           10.2   --   Employment Agreement dated February 12, 1998 between Gerald Boyle and America Service
                       Group Inc. (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

           10.24  --   Sublease Agreement dated April 22, 1997, for office located at Two Penns Way, Suite
                       200, New Castle, Delaware 19720 and Citibank Delaware as the subtenant (incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q three months ending March 31, 1997).

           11.1   --   Statement re-computation of per share earnings.

           27.1   --   Financial Data Schedule for the quarter ended March 31, 1998.

           27.2   --   Financial Data Schedule for the quarter ended March 31, 1997.

           99.1   --   March 1998 Earning Release


       (B)  REPORTS ON FORM 8-K

               1 - The Company filed a Form 8-K on January 19, 1998 announcing the final adjournment of its Special Meeting of Stockholders and a Consent and Agreement regarding the Merger Agreement between America Service Group Inc., MedPartners, Inc. and ASG Merger Corporation.

               2 - The Company filed a Form 8-K on February 25, 1998 announcing the Release and Settlement Agreement by and among America Service Group Inc., MedPartners, Inc., ASG Merger Corporation and EMSA Correctional Care.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         AMERICA SERVICE GROUP INC.




Dated:  May 14, 1998                     /s/ MICHAEL CATALANO
                                         --------------------------------
                                         Michael Catalano
                                         Executive Vice President
                                         & General Counsel




                                         /s/ BRUCE A. TEAL
                                         --------------------------------
                                         Bruce A. Teal
                                         (Senior Vice President /
                                         Chief Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

11.1      Statement re-computation of per share earnings........................

27.1      Financial Data Schedule for the quarter ended March 31, 1998..........

27.2      Financial Data Schedule for the quarter ended March 31, 1997..........

99.1      March 1998 Earning's Release..........................................