Form 10-Q
period 1998-06-30
AMERICA SERVICE GROUP INC /DE
filed 1998-08-13
CIK 877476

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

For the quarterly period ended June 30, 1998




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

                  YES   X       NO
                  -------

  There were 3,564,485 shares of Common Stock outstanding as of August 3, 1998

                           AMERICA SERVICE GROUP INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at June 30, 1998 and
        December 31, 1997                                                      3

        Condensed Consolidated Income Statements for the quarters and
        six months ended June 30, 1998 and June 30, 1997                       4

        Condensed Consolidated Statements of Cash Flows for the quarters
        and six months ended June 30, 1998 and June 30, 1997                   5

        Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             7-10



PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders                   11

Item 5: Other Events                                                           11

Item 6:  Exhibits and Reports on Form 8-K                                    11-12

Signature page


PART I:  FINANCIAL INFORMATION


                           AMERICA SERVICE GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                  JUNE 30, 1998    DECEMBER 31, 1997
                                                  -------------    -----------------
Current assets:
   Cash and cash equivalents                      $  7,743,000       $ 3,445,000
   Short-term investments                              240,000         1,559,000
   Accounts receivable:  Healthcare and other,
      less allowance for doubtful accounts           7,390,000         8,242,000
   Prepaid expenses and other current assets         1,456,000         2,384,000
   Current deferred taxes                            2,116,000         2,116,000
                                                   -----------       -----------
       Total currents assets                        18,945,000        17,746,000

Restricted investments                               7,191,000         5,639,000
Property and equipment, net                          1,702,000         2,468,000
Deferred taxes                                       1,193,000         1,193,000
Cost in excess of net assets acquired, net               --              411,000
Other assets                                           267,000           297,000
                                                   ===========       ===========
                                                   $29,298,000       $27,754,000
                                                   ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $ 3,091,000       $ 3,243,000
   Accrued expenses                                 13,693,000        12,836,000
   Deferred revenue                                     --             1,410,000
                                                   -----------       -----------
       Total current liabilities                    16,784,000        17,489,000

Noncurrent portion of accrued expenses               3,145,000         3,624,000
Commitments and contingencies
Redeemable common stock                              1,842,000         1,842,000

Common stock                                            36,000            35,000
Additional paid in capital                           8,193,000         7,926,000
Accumulated deficit                                   (702,000)       (3,162,000)
                                                   ===========       ===========
Total liabilities and stockholders' equity         $29,298,000       $27,754,000
                                                   ===========       ===========

                           AMERICA SERVICE GROUP INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS



                                                      QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                      1998              1997           1998              1997
                                                      ----              ----           ----              ----
Revenues
   Healthcare revenue                             $27,831,000      $40,027,000      $55,463,000      $78,687,000
   Investment and interest income                     202,000          202,000          334,000          385,000
                                                  -----------      -----------      -----------      -----------
Total revenue                                      28,033,000       40,229,000       55,797,000       79,072,000
Healthcare expenses                                24,795,000       37,328,000       49,338,000       73,488,000
                                                  -----------      -----------      -----------      -----------
Gross margin                                        3,238,000        2,901,000        6,459,000        5,584,000
Selling, general and administrative expenses        2,309,000        2,354,000        4,654,000        4,644,000
Nonrecurring gain                                     (74,000)            --           (660,000)            --
                                                  -----------      -----------      -----------      -----------
Income before taxes                                 1,003,000          547,000        2,465,000          940,000
Provision for income taxes                              5,000             --              5,000             --
                                                  -----------      -----------      -----------      -----------
Net income                                            998,000          547,000        2,460,000          940,000
Redeemable common stock decrease                         --               --               --             57,000
                                                  ===========      ===========      ===========      ===========
Net income attributable to common shares          $   998,000      $   547,000      $ 2,460,000      $   997,000
                                                  ===========      ===========      ===========      ===========

Net income per common share:
    Basic                                         $      0.28      $      0.16      $      0.69      $      0.29
                                                  ===========      ===========      ===========      ===========
    Diluted                                       $      0.27      $      0.15             0.67      $      0.28
                                                  ===========      ===========      ===========      ===========

Weighted average common shares
outstanding:
     Basic                                          3,556,000        3,486,000        3,542,000        3,448,000
                                                  ===========      ===========      ===========      ===========
     Diluted                                        3,735,000        3,584,000        3,663,000        3,572,000
                                                  ===========      ===========      ===========      ===========

                           AMERICA SERVICE GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  SIX MONTHS ENDED JUNE 30,
                                                                   1998                1997
                                                                   ----                ----
Operating Activities:
Net income                                                      $ 2,460,000       $   940,000
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                    415,000           720,000
   Write-off of cost in excess of net assets acquired               397,000              --
   Non-cash compensation adjustment                                    --             (16,000)
   Changes in operating assets and liabilities:
       Accounts receivable                                          852,000          (570,000)
       Prepaid expenses and other current assets                    928,000          (564,000)
       Other assets                                                  30,000            (7,000)
       Accounts payable                                            (152,000)       (2,367,000)
       Accrued expenses                                             378,000        (1,065,000)
       Deferred revenue                                          (1,410,000)       (4,575,000)
                                                                -----------       -----------
Net cash provided by (used in) operating activities               3,898,000        (7,504,000)

Investing Activities:
Change in short-term investments                                  1,319,000          (377,000)
Change in restricted investments                                 (1,552,000)          (38,000)
Capital expenditures                                               (168,000)         (639,000)
Sale of property and equipment, net                                 533,000              --
                                                                -----------       -----------
Net cash provided by (used in) investing activities                 132,000        (1,054,000)

Financing Activities:
Exercise of stock options                                           268,000           522,000
                                                                -----------       -----------
Net cash provided by financing activities                           268,000           522,000

Net increase (decrease) in cash and cash equivalents              4,298,000        (8,036,000)
Cash and cash equivalents, beginning of period                    3,445,000        12,550,000
                                                                ===========       ===========
Cash and cash equivalents, end of period                        $ 7,743,000       $ 4,514,000
                                                                ===========       ===========

                           AMERICA SERVICE GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1.   BASIS OF PRESENTATION

The interim consolidated financial statements as of June 30, 1998 and for the six months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the six months and quarter presented. The results of operations for the six months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1997.

2.   INCOME PER SHARE

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

3.    REPORTING COMPREHENSIVE INCOME

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

On January 20, 1998, the Company announced that it would not hold the special meeting of its stockholders originally scheduled for December 29, 1997, and that it was engaged in discussions with MedPartners regarding the Merger Agreement. On February 26, 1998, the Company announced the termination of the Merger Agreement and the execution of a Release and Settlement Agreement (the "Settlement Agreement") with MedPartners relating to the Merger Agreement. Pursuant to the Settlement Agreement, MedPartners agreed to pay the Company approximately $3.5 million in cash and to reimburse or assume certain other costs incurred by the Company in connection with the Merger in the amount of approximately $2.0 million. The Company and MedPartners and certain of their respective affiliates also entered into a Non-Compete, Non-Solicitation and Standstill Agreement in connection with the termination of the Merger Agreement for a three-year period.

Results of operations of the Company as of June 1998 do not include any direct costs relating to the Merger Agreement as all such amounts are to be reimbursed as part of the Settlement Agreement. The Company's gross margin for the quarter and six months ended June 1998 includes the reimbursement of $0.3 million and $0.7 million in employee healthcare costs by MedPartners. An additional $0.1 million and $0.7 million of net payments from MedPartners are reflected as a non-recurring gain for the quarter and six months ended June 1998.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, discussions of the Company's business strategy and expectations concerning the Company's position in the industry, future operations, margins, profitability, liquidity and capital resources. All these forward-looking statements are based on estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements and estimates. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") under the heading "Item 1. Business - Cautionary Statements," which cautionary statements are hereby incorporated herein by reference. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the 1997 Form 10-K. In light of these and other uncertainties, the inclusion of a forward-looking statement herein or in any statement made by the Company should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS OF OPERATIONS

SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997

Revenues, exclusive of interest income for the second quarter 1998, decreased to $27.8 million from $40.0 million in the second quarter 1997. The Company had a contract with the Georgia Department of Corrections which expired June 1997 and accounted for $16.3 million of revenue for the three months ended June 1997. Five additional contracts accounting for $3.9 million of revenue in the second quarter of 1997, expired subsequent to June 1997, in large part due to the Company's concerted effort to re-bid contracts in a more financially prudent manner. Three contracts that commenced subsequent to June 1997 contributed $7.0 million in revenue for the quarter ended June 30, 1998. Revenues in 1998 include $1.0 million in growth under existing contracts through contract renegotiations, automatic pricing adjustments and growth in inmate population. Interest income of $.2 million increased due to the growth of cash and cash equivalent balances during the second quarter.

Healthcare expenses during the second quarter 1998 were $24.8 million or 88.4% of revenue versus $37.3 million or 92.8% of revenue for the same period in 1997. Healthcare expenses exclusive of the Georgia contract were 87.9% for the quarter ended June 1997. The June 1998 medical loss ratio was favorably impacted by certain employee healthcare costs being reimbursed by MedPartners pursuant to the Settlement Agreement. These costs approximated $.3 million or 1% of all healthcare expenses for the quarter ended June 1998.

Selling, general and administrative expenses for the second quarter 1998 were $2.3 million versus $2.4 million for June 1997. The decrease relates to the closure of Unisource, Inc., the Company's medical supply distributor, during the second quarter.

The Company recorded a nonrecurring gain of $0.1 million in the second quarter of 1998 which is directly related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company received a payment of $0.6 million in June 1998. The Company, in contemplation of the MedPartner's transaction, had notified all Unisource employees of its intent to cease operations effective March 1998 and sell or dispose of all of Unisource's operating assets. During the second quarter of 1998, the building was sold, impaired tangible assets were written off, including $.4 million in unamortized cost in excess of net assets acquired, and severance and other miscellaneous accruals were recognized. Such costs have been offset against the non-recurring gain as they were incurred in anticipation of the

MedPartners' transaction. The Company will receive an additional payment in the month of September 1998, totaling $0.6 million as part of the Settlement Agreement.

The Company's June 1998 financial statements reflect minimal income taxes, as the Company intends to utilize $1.5 million of its $7.5 million income tax loss carryforward.

SIX MONTHS ENDED 1998 VERSUS SIX MONTHS ENDED 1997

Revenues, exclusive of interest income for the six months 1998, decreased to $55.5 million from $78.7 million for the six months 1997. The Company had a contract with the Georgia Department of Corrections which expired June 1997 and accounted for $30.9 million of revenue for the six months ended June 1997. Five additional contracts accounting for $7.8 million of revenue for the six months ended 1997, expired subsequent to June 1997, in large part due to the Company's concerted effort to re-bid contracts in a more financially prudent manner. Three contracts that commenced subsequent to June 1997, contributed $13.4 million in revenue for the six months ended June 30, 1998. Revenues in 1998 include $2.1 million in growth under existing contracts through contract renegotiations, automatic pricing adjustments and growth in inmate population. Interest income of $.3 million is slightly less than 1997 due to the prepayment component of base fees with the Georgia contract being eliminated effective June 1997.

Healthcare expenses for the six months 1998 were $49.3 million or 88.4% of revenue versus $73.5 million or 92.9% of revenue for the same period in 1997. Healthcare expenses exclusive of the Georgia contract were 88.4% for the six months ended June 1997. The June 1998 medical loss ratio was favorably impacted by certain employee healthcare costs being reimbursed by MedPartners pursuant to the Settlement Agreement. These costs approximated $.7 million or 1% of all healthcare expenses for the six months ended June 1998.

Selling, general and administrative expenses for the six months ended 1998 and 1997 were $4.6 million.

The Company recorded a nonrecurring gain of $0.7 million for the six months ended 1998 which is directly related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company has received payments of $2.9 million through June 1998. Approximately $1.7 million of such payments reimbursed the Company for costs directly associated with the terminated merger. The Company, in contemplation of the MedPartner's transaction, notified all Unisource employees of its intent to cease operations effective March 1998 and sell or dispose of all of Unisource's operating assets. During the second quarter of 1998, the building was sold, impaired tangible assets were written off, including $.4 million in unamortized cost in excess of net assets acquired, and severance and other miscellaneous accruals were recognized. Such costs have been offset against the non-recurring gain as they were incurred in anticipation of the MedPartners' transaction. The Company will receive an additional payment in the month of September 1998, totaling $0.6 million as part of the Settlement Agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments at June 30, 1998, were $8.0 million compared with cash, cash equivalents and investments of $5.0 million at December 31, 1997. Cash provided by operating activities during the six months ended June 30, 1998 was $3.9 million compared to cash used in operations of $7.5 million for the comparable 1997 period.

The increase in cash from December 1997 to June 1998 is attributable to the Company's operating performance and Settlement Agreement payments received during the first six months of 1998. The Company has provided an additional $1.6 million in funding to its wholly owned captive insurance subsidiary, Harbour Insurance, Inc.

Management believes that the current levels of cash, when coupled with internally generated funds and the line of credit, are sufficient to meet the Company's foreseeable cash needs.

PART II:   OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of stockholders, held May 19, 1998, the stockholders of the Company voted to:

      (A) Elect the Company's Board of Directors: William D. Eberle, Chairman (3,324,373 affirmative votes and 33,129 votes withheld); Thomas F. Bogan, Director (3,324,373 affirmative votes and 33,129 votes withheld); Jack O. Bovender, Jr., Director ( 3,273,730 affirmative votes and 83,772 votes withheld); John W. Gildea, Director (3,324,373 affirmative votes and 33,129 votes withheld); Carol R. Goldberg, Director (3,318,873 affirmative votes and 38,629 votes withheld); Scott Mercy, Director (3,320,363 affirmative votes and 37,139 votes withheld).

      (B) Ratification of the appointment of Ernst & Young, LLP as independent auditors for 1997 (3,306,650 affirmative votes, 50,100 negative votes and 752 abstentions).

      (C) An amendment to the Company's Amended Incentive Stock Plan increasing the shares issuable pursuant to the Plan to 1,482,500 shares (1,428,212 affirmative votes, 1,033,208 negative votes and 35,853 abstentions).

ITEM 5. -- OTHER EVENTS

           On July 23, 1998, the Company issued a press release discussing its second quarter 1998 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS

                2.1  --  Release and Settlement Agreement dated February 25,
                         1998 by and among America Service Group Inc., MedParners Inc., and ASG Merger Corporation and EMSA Correctional Care, Inc. (incorporated by reference to
                         Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the year ended December, 1997).

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

                10.1 -- America Service Group Inc., Gerard F. Boyle Incentive Stock Plan (incorporated by reference to the Registration Statement on Form S-8, Registration No. 333-50161).

                10.2 -- America Service Group Inc., Lawrence H. Pomeroy, Incentive Stock Plan (incorporated by reference to the Registration Statement on form S-8, Registration No. 333-50171).

                10.3  --  Employment Agreement dated March 24, 1998 between
                          Lawrence H. Pomeroy and America Service Group Inc.

                10.27 --  Amended and revised Employee Stock Purchase Plan

                11.1  --  Statement re-computation of per share earnings.

                27.1  --  Financial Data Schedule for the quarter and six months ended June 30, 1998

                27.2  --  Financial Data Schedule for the quarter and six months ended June 30, 1998

                99.1  --  June 1998 Earnings Release

       (B)  REPORTS ON FORM 8-K

                1.    --  The Company filed a Form 8-K on January 19, 1998
                          announcing the final adjournment of its special meeting for shareholders and a Consent and Agreement regarding the Merger Agreement between America Service Group Inc., MedPartners, Inc., and ASG Merger Corporation.

                2.    --  The Company filed a Form 8-K on February 25, 1998
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






                                           AMERICA SERVICE GROUP INC.




Dated:  August 13, 1998                    /s/ MICHAEL CATALANO
                                           -----------------------------------
                                           Michael Catalano
                                           Executive Vice President
                                           & General Counsel




                                           /s/ BRUCE A. TEAL
                                           -----------------------------------
                                           Bruce A. Teal
                                           (Senior Vice President/
                                           Chief Financial Officer)

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER  DESCRIPTION
------  -----------
10.3    Employment Agreement between Lawrence H. Pomeroy and America Service
        Group Inc.............................................................

11.1    Statement re-computation of per share earnings........................

27.1    Financial Data Schedule for the quarter and six months ended
        June 30, 1998.........................................................

27.2    Financial Data Schedule for the quarter and six months ended
        June, 1997............................................................

99.1    June 1998 Earnings Release............................................
