Form 10-Q
period 1998-09-30
AMERICA SERVICE GROUP INC /DE
filed 1998-11-13
CIK 877476

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

For the quarterly period ended September 30, 1998



         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the transition period from         to
                               --------    --------
Commission File Number  0-19673



                           AMERICA SERVICE GROUP INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                             51-0332317
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

                  YES  X           NO
                      ----

          There were 3,564,485 shares of Common Stock outstanding as of
                               November 2, 1998.

                           AMERICA SERVICE GROUP INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                   Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997
                                                                                                        3
         Condensed Consolidated Income Statements for the quarters and nine months ended September 30, 1998 and September 30, 1997
                                                                                                        4
         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997
                                                                                                        5
         Notes to Condensed Consolidated Financial Statements
                                                                                                       6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                   7-11

PART II.  OTHER INFORMATION

Item 5:  Other Events                                                                                  11

Item 6:  Exhibits and Reports on Form 8-K                                                           11-12

Signature page                                                                                         13

PART I:  FINANCIAL INFORMATION




                           AMERICA SERVICE GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                                                         ------------------       -----------------
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                              $   944,000            $  3,445,000
     Short-term investments                                                                   3,385,000               1,559,000
     Accounts receivable:  Healthcare and other,
         less allowance for doubtful accounts                                                12,275,000               8,242,000
     Prepaid expenses and other current assets                                                1,576,000               2,384,000
     Current deferred taxes                                                                   2,116,000               2,116,000
                                                                                            -----------            ------------
         Total current assets                                                                20,296,000              17,746,000

Restricted investments                                                                        6,965,000               5,639,000
Property and equipment, net                                                                   1,722,000               2,468,000
Deferred taxes                                                                                1,193,000               1,193,000
Cost in excess of net assets acquired, net                                                           --                 411,000
Other assets                                                                                    303,000                 297,000
                                                                                            -----------            ------------
                                                                                            $30,479,000            $ 27,754,000
                                                                                            ===========            ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                       $ 2,524,000            $  3,243,000
     Accrued expenses                                                                        13,770,000              12,836,000
     Deferred revenue                                                                                --               1,410,000
                                                                                            -----------            ------------
         Total current liabilities                                                           16,294,000              17,489,000

Noncurrent portion of accrued expenses                                                        3,159,000               3,624,000
Commitments and contingencies
Redeemable common stock                                                                       1,842,000               1,842,000

Common stock                                                                                     36,000                  35,000
Additional paid in capital                                                                    8,265,000               7,926,000
Retained earnings (deficit)                                                                     883,000              (3,162,000)
                                                                                            -----------            ------------
Total liabilities and stockholders' equity                                                  $30,479,000            $ 27,754,000
                                                                                            ===========            ============

                           AMERICA SERVICE GROUP INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS



                                                                        QUARTER ENDED                       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                                 1998                1997              1998                 1997
                                                              ------------        -----------       ------------        ------------
Revenues
     Healthcare revenue                                       $ 28,215,000        $24,313,000       $ 83,678,000        $103,000,000
     Investment and interest income                                169,000            162,000            503,000             547,000
                                                              ------------        -----------       ------------        ------------
Total revenue                                                   28,384,000         24,475,000         84,181,000         103,547,000
Healthcare expenses                                             24,884,000         21,407,000         74,222,000          94,895,000
                                                              ------------        -----------       ------------        ------------
Gross margin                                                     3,500,000          3,068,000          9,959,000           8,652,000
Selling, general and administrative expenses                     2,402,000          2,387,000          7,056,000           7,031,000
Interest expense                                                        --              3,000                 --               3,000
Nonrecurring gain                                                 (600,000)                --         (1,260,000)                 --
                                                              ------------        -----------       ------------        ------------
Income before taxes                                              1,698,000            678,000          4,163,000           1,618,000
Provision for income taxes                                         113,000            101,000            118,000             101,000
                                                              ------------        -----------       ------------        ------------
Net income                                                       1,585,000            577,000          4,045,000           1,517,000
Redeemable common stock decrease                                        --                 --                 --              57,000
                                                              ------------        -----------       ------------        ------------
Net income attributable to common shares                      $  1,585,000        $   577,000       $  4,045,000        $  1,574,000
                                                              ============        ===========       ============        ============

Net income per common share:
     Basic                                                    $       0.44        $      0.16       $       1.14        $       0.45
                                                              ============        ===========       ============        ============
     Diluted                                                  $       0.43        $      0.16       $       1.10        $       0.44
                                                              ============        ===========       ============        ============

Weighted average common shares outstanding:
     Basic                                                       3,564,000          3,519,000          3,550,000           3,465,000
                                                              ============        ===========       ============        ============
     Diluted                                                     3,662,000          3,721,000          3,663,000           3,615,000
                                                              ============        ===========       ============        ============

                           AMERICA SERVICE GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  1998                     1997
                                                                                               -----------             ------------
Operating Activities:
Net income                                                                                     $ 4,045,000             $  1,517,000
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                                 594,000                  956,000
     Write-off of cost in excess of net assets acquired                                            397,000                       --
     Non-cash compensation adjustment                                                                   --                  (16,000)
     Changes in operating assets and liabilities:
         Accounts receivable                                                                    (4,033,000)              (1,955,000)
         Assets held for sale                                                                           --                2,900,000
         Prepaid expenses and other current assets                                                 808,000                1,600,000
         Other assets                                                                               (6,000)                 (77,000)
         Accounts payable                                                                         (719,000)              (1,265,000)
         Accrued expenses                                                                          469,000               (6,746,000)
         Deferred revenue                                                                       (1,410,000)              (4,654,000)
                                                                                               -----------             ------------
Net cash provided by (used in) operating activities                                                145,000               (7,740,000)

Investing Activities:
Change in short-term investments                                                                (1,826,000)               1,894,000
Change in restricted investments                                                                (1,326,000)                (133,000)
Capital expenditures                                                                              (367,000)                (866,000)
Sale of property and equipment, net                                                                533,000                       --
                                                                                               -----------             ------------
Net cash provided by (used in) investing activities                                             (2,986,000)                 895,000

Financing Activities:
Exercise of stock options                                                                          340,000                  522,000
                                                                                               -----------             ------------
Net cash provided by financing activities                                                          340,000                  522,000

Net decrease in cash and cash equivalents                                                       (2,501,000)              (6,323,000)
Cash and cash equivalents, beginning of period                                                   3,445,000               12,550,000
                                                                                               -----------             ------------
Cash and cash equivalents, end of period                                                       $   944,000             $  6,227,000
                                                                                               ===========             ============

                           AMERICA SERVICE GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.       BASIS OF PRESENTATION

The interim consolidated financial statements as of September 30, 1998 and for the nine months and quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the nine months and quarter presented. The results of operations for the nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1997.

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

4.       RELEASE AND SETTLEMENT AGREEMENT

On October 1, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with MedPartners, Inc., a Delaware corporation ("MedPartners"), and a wholly-owned subsidiary of MedPartners, pursuant to which the Company would have been acquired by MedPartners (the "Merger"). In connection with the Merger, each issued and outstanding share of the Company's Common Stock, $0.01 par value per share (the "Company's Common Stock") would have been converted into the right to receive 0.71 of a share of MedPartners' Common Stock. On October 28, 1997, MedPartners entered into a Plan and Agreement of Merger (the

"PhyCor Merger Agreement") with PhyCor, Inc., a Delaware corporation ("PhyCor"), pursuant to which MedPartners would have been acquired by PhyCor and each issued and outstanding share of MedPartners' Common Stock would have been converted into the right to receive 1.18 shares of PhyCor Common Stock.

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

Results of operations of the Company as of September 1998 do not include any direct costs relating to the Merger Agreement, as all such amounts are to be reimbursed as part of the Settlement Agreement. The Company's gross margin for the quarter and nine months ended September 1998 includes the reimbursement of $0.4 million and $1.1 million in employee healthcare and lease costs by MedPartners. An additional $0.6 million and $1.3 million of net payments from MedPartners are reflected as a non-recurring gain for the quarter and nine months ended September 1998.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, discussions of the Company's business strategy and expectations concerning the Company's position in the industry, future operations, margins, profitability, liquidity and capital resources. All these forward-looking statements are based on estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements and estimates. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") under the heading "Item 1. Business - Cautionary Statements," which cautionary statements are hereby incorporated herein by reference. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the 1997 Form 10-K. In light of these and other uncertainties, the inclusion of forward-looking statements herein or in any statement made by the Company should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS OF OPERATIONS

THIRD QUARTER SEPTEMBER 1998 VERSUS THIRD QUARTER SEPTEMBER 1997

Revenues, exclusive of interest income for the third quarter 1998, increased to $28.2 million from $24.3 million in the third quarter 1997. The Company had a contract with the Georgia Department of Corrections which expired June 1997 and accounted for $0.3 million of revenue for the three months ended September 1997. Five contracts accounting for $0.9 million of revenue in the third quarter of 1997 expired prior to September 1998, in large part due to the Company's efforts to re-bid contracts whereby minimum estimated margins would be obtained. Revenues in 1998 include $5.1 million in growth under existing contracts through contract renegotiations, automatic pricing adjustments, growth in inmate population and being operational for the entire third quarter in 1998 versus only a portion of the third quarter in 1997. Interest income of $.2 million increased slightly due to the growth of cash and cash equivalent balances during most of the third quarter.

Healthcare expenses during the third quarter 1998 were $24.9 million or 87.7% of revenue versus $21.4 million or 87.5% of revenue for the same period in 1997. Healthcare expenses exclusive of the Georgia contract were 87.3% for the quarter ended September 1997. The September 1998 medical loss ratio was favorably impacted by certain employee healthcare and lease costs being reimbursed by MedPartners pursuant to the Settlement Agreement. These costs approximated $0.4 million or 1.4% of all healthcare expenses for the quarter ended September 1998.

The Company recorded a nonrecurring gain of $0.6 million in the third quarter of 1998, which is directly related to the receipt of the final installment under the Settlement Agreement between the Company and MedPartners.

The Company's September 1998 financial statements reflect income taxes for certain states and do not include federal income taxes, as the Company intends to utilize $1.7 million of its $6.8 million income tax loss carryforward.

NINE MONTHS ENDED SEPTEMBER 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 1997

Revenues, exclusive of interest income for the nine months ended September 1998, decreased to $83.7 million from $103.0 million for the nine months ended September 1997. The Company had a contract with the Georgia Department of Corrections which expired June 1997 and accounted for $31.2 million of revenue for the nine months ended September 1997. Six additional contracts accounting for $8.8 million of revenue for the nine months ended September 1997 expired prior to September 1998, in large part due to the Company's efforts to re-bid contracts whereby minimum estimated margins would be obtained. Revenues in 1998 include $20.7 million in growth under existing contracts through contract renegotiations, automatic pricing adjustments, growth in inmate population and being operational for a full nine months in 1998 versus a portion of 1997. Interest income of $0.5 million is slightly less than 1997 due to the prepayment component of base fees with the Georgia contract being eliminated effective June 1997.

Healthcare expenses for the nine months ended September 1998 were $74.2 million or 88.2% of revenue versus $94.9 million or 91.6% of revenue for the same period in 1997. Healthcare expenses exclusive of the Georgia contract were 88.0% for the nine months ended September 1997. The September 1998 medical loss ratio was favorably impacted by certain employee healthcare and lease costs being reimbursed by MedPartners pursuant to the Settlement Agreement. These costs approximated $1.1 million or 1.4% of all healthcare expenses for the nine months ended September 1998.

Selling, general and administrative expenses for the nine months ended September 1998 and 1997 were $7.1 and $7.0 million, respectively. The slight increase is related to the growth of the Company's Marketing Department.

The Company recorded a nonrecurring gain of $1.3 million for the nine months ended 1998 which is directly related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company has received payments of $3.5 million through September 1998. Approximately $1.7 million of such payments reimbursed the Company for costs directly associated with the terminated Merger. The Company, in anticipation of the MedPartners transaction, notified all employees of UniSource, Inc., a wholly-owned subsidiary of the Company, of its intent to cease operations effective March 1998 and sell or dispose of all of UniSource's operating assets. During the second quarter of 1998, the building was sold, impaired tangible assets were written off, including $0.4 million in unamortized cost in excess of net assets acquired, and severance and other miscellaneous accruals were recognized. Such costs have been offset against the nonrecurring gain as they were incurred in anticipation of the MedPartners transaction.

The Company's September 1998 financial statements reflect income taxes for certain states and do not include federal income taxes, as the Company intends to utilize $4.2 million of its $6.8 million income tax loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments at September 30, 1998, were $4.3 million compared with cash, cash equivalents and investments of $5.0 million at December 31, 1997. Cash provided by operating activities during the nine months ended September 30, 1998 was $0.1 million compared to cash used in operations of $7.7 million for the comparable 1997 period.

The decrease in cash is attributable to two contracts' base fees totaling $4.2 million not being received as of September 30, 1998. The delays were due to one contract's extension being finalized and one contract's payment arriving in the first week of October. In addition, the Company increased its funding of its wholly-owned captive insurance subsidiary, Harbour Insurance, Inc., by $1.4 million.

Management believes that the current levels of cash, when coupled with internally generated funds and the line of credit, are sufficient to meet the Company's foreseeable cash needs.

YEAR 2000 UPDATE

The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's operations. The first is computer systems and software being programmed to use two rather than four digits to define the applicable year. The second is the use of embedded chips that have been designed using two rather than four digits to define the applicable year. These chips are often used in medical equipment used in certain Company sites.

The Company has completed the evaluation of all computer systems and software it currently utilizes and has determined that 85% of all computer systems and software will be in compliance without modification. The Company is currently in the process of modifying or replacing the remaining 15% of its computer systems and software. The general ledger, accounts payable and accounts receivable systems are currently being tested. The testing phase for these systems is expected to be completed by December 1, 1998. Timekeeping software is currently being upgraded and is currently 87% complete. The timekeeping upgrades will be completed by January 1, 1999. The Company's most significant outsourcing contract is for medical claims processing and payment and that vendor has certified that all Year 2000 modifications will be completed by December 31, 1999.

The Company has undertaken a program to inventory, assess and correct or replace the equipment that contains embedded chips. The Company has a plan to inventory its sites, contact vendors, analyze information provided and replace or modify devices or equipment that will have a direct impact on patient safety and health. The Company anticipates completion in all material respects of this portion of its Year 2000 assessment program by July 1999.

The Company is relying on information that is being provided by equipment and medical device manufacturers regarding the Year 2000 compliance status of their products. While the Company is attempting to evaluate information provided by its present vendors, there can be no assurances that in all instances accurate information is being provided. The Company also cannot in all instances guarantee that the repair, replacement or upgrade of all items of equipment and medical device systems will occur on a timely basis. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000-related failures of such equipment. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by July 31, 1999. Costs as a result of these type of occurrences are in the process of being determined.

The Company has also initiated communications with suppliers and vendors whose supplies are essential for day-to-day operations regarding their state of Year 2000 readiness. The Company is continuing its efforts to obtain such information from all critical suppliers and vendors and feels that it will be able to determine its vendors' status by January 31, 1999. Failure of certain suppliers and vendors to remain in business without interruptions following December 31, 1999 could have a material impact on operations or the Company's ability to provide healthcare services. Contingency plans may include stockpiling medical supplies and materials, increasing inventory levels and securing alternate sources of supply. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by July 31, 1999. Costs as a result of these type of occurrences are in the process of being determined.

Because the Company's physical sites are located within facilities owned and operated by other entities whose Year 2000 readiness efforts it does not control, there will be issues that arise which are dependent on these clients' efforts. The Company plans to initiate communications with its clients on these matters. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by July 31, 1999 and feels costs related to this phase will be immaterial.


The Company expects to expend approximately $110,000 in connection with evaluating, modifying and replacing its computer systems and software and expects to fund such expenditures through operating cash flows. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.


PART II:   OTHER INFORMATION

ITEM 5. -- OTHER EVENTS

           On October 22, 1998, the Company issued a press release discussing its third quarter 1998 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

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

         10.1     Amended and Restated Employment Agreement dated September 1,
                  1998 between Michael Catalano and America Service Group Inc.

         10.27    Amended and Restated Employee Stock Purchase Plan of America
                  Service Group Inc.

         11.1     Statement re-computation of per share earnings.

         27.1     Financial Data Schedule for the quarter and nine months ended
                  September 30, 1998 (for SEC use only)

         27.2     Financial Data Schedule for the quarter and nine months ended
                  September 30, 1997 (for SEC use only)

         99.1     September 1998 Earnings Release

(b) REPORTS ON FORM 8-K

         1. The Company filed a Form 8-K on August 31, 1998 announcing the realignment of executive management.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      AMERICA SERVICE GROUP INC.




Dated:   November 12, 1998            /s/ MICHAEL CATALANO
                                      ------------------------------------
                                      Michael Catalano
                                      President & Chief Executive Officer





                                      /s/ BRUCE A. TEAL
                                      ------------------------------------
                                      Bruce A. Teal
                                      Senior Vice President & Chief Financial
                                      Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

10.1     Amended and Restated Employment Agreement dated September 1, 1998 between
         Michael Catalano and America Service Group Inc...........................................................

10.27    Amended and Restated Employee Stock Purchase Plan of America Service Group Inc...........................

11.1     Statement re-computation of per share earnings...........................................................

27.1     Financial Data Schedule for the quarter and nine months ended September 30, 1998 (for SEC use only)......

27.2     Financial Data Schedule for the quarter and nine months ended September, 1997 (for SEC use only).........

99.1     September 1998 Earnings Release..........................................................................