Form 10-K405
period 1998-12-31
AMERICA SERVICE GROUP INC /DE
filed 1999-03-26
CIK 877476

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number: 0-23340

                             ---------------------

                           America Service Group Inc.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        51-0332317
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

         105 WESTPARK DRIVE, SUITE 300
             BRENTWOOD, TENNESSEE                                     37027
   (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (615) 373-3100

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 23, 1999 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $43,927,182. As of March 23, 1999, the registrant had 3,576,163 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

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

GENERAL

     America Service Group Inc. ("ASG" or the "Company"), through its subsidiary Prison Health Services, Inc. ("PHS") and indirect subsidiaries EMSA Correctional Care, Inc. ("EMSA Correctional") and EMSA Military, Inc. ("EMSA Military"), contracts to provide managed healthcare services to correctional facilities and military installations throughout the United States. ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the term "Company" refers to ASG and its direct and indirect subsidiaries. ASG's executive offices are located at 105 Westpark Drive, Suite 300 Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

RECENT DEVELOPMENTS

     On January 26, 1999, the Company purchased all of the outstanding stock of EMSA Government Services, Inc. ("EMSA") from InPhyNet Administrative Services, Inc. ("InPhyNet") for $67.0 million in cash pursuant to a Stock Purchase Agreement, dated as of December 18, 1998 (the "Stock Purchase Agreement"), as amended by the First Amendment to Stock Purchase Agreement, dated as of January 26, 1999 (the "First Amendment"), between the Company and InPhyNet. InPhyNet is a wholly-owned subsidiary of MedPartners, Inc. ("MedPartners").

     EMSA conducts its operations through two wholly-owned subsidiaries, EMSA Correctional and EMSA Military Services, each of which became indirect subsidiaries of the Company as a result of its acquisition of EMSA. EMSA Correctional provides comprehensive managed healthcare solutions to state and local correctional facilities, managing healthcare for approximately 70,000 inmates. Following the EMSA acquisition, the Company, through EMSA Correctional and PHS, manages healthcare for approximately 133,000 inmates in 25 states. EMSA Military contracts with the U.S. Department of Defense (the "DOD") and the Veterans Administration (the "VA") to provide emergency medicine and primary healthcare services to active and retired military personnel and their dependents at medical facilities operated by the DOD and the VA. EMSA Military currently provides such services for military personnel and their dependants at 10 DOD and VA medical facilities.

     The purchase price paid to InPhyNet was subject to increase or decrease on a dollar-for-dollar basis by an amount equal to the amount by which EMSA's working capital (as defined in the Stock Purchase Agreement), as reflected on its balance sheet as of January 25, 1999 (the "Closing Date Balance Sheet"),was in excess of or was less than $27.6 million. The Closing Date Balance Sheet reflected working capital of $24.0 million. Accordingly, InPhyNet repaid $3.6 million of the purchase price. The Company will account for the EMSA acquisition using the purchase method of accounting.

     In connection with the EMSA acquisition: (i) the Company and all of its subsidiaries, including EMSA, EMSA Military and EMSA Correctional, entered into an Amended and Restated Credit Agreement, dated as of January 26, 1999 (the "Credit Agreement"), with NationsBank, N.A., as Administrative Agent and Issuing Bank ("NationsBank"), which provides for a revolving credit facility of up to $52.0 million (the "Credit Facility") and
(ii) the Company entered into a Securities Purchase Agreement, dated as of January 26, 1999 (the "Securities Purchase Agreement"), with Health Care Capital Partners L.P. ("Capital Partners") and Health Care Executive Partners L.P. ("Executive Partners"), private equity funds managed by Ferrer Freeman Thompson & Co. ("FFT"). On January 26, 1999, pursuant to the Securities Purchase Agreement, the Company issued to Capital Partners and Executive Partners (i) $15.0 million aggregate principal amount of the Company's 12% Subordinated Convertible Bridge Notes due January 26, 2000 (the "Notes") with detachable warrants (the "Warrants") to purchase an aggregate 135,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and (ii) 50,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"). ASG received aggregate consideration of $20.0 million for the Notes, Warrants and Preferred Stock. The Notes, Warrants and Preferred Stock are referred to collectively as the "Convertible Securities."

     The following table sets forth the sources and uses of funds for the EMSA acquisition (in millions):

SOURCES:
Cash........................................................  $ 2.1
Borrowings under the Credit Facility........................   47.0
Proceeds from sale of the Notes.............................   15.0
Proceeds from sale of the Preferred Stock...................    5.0
                                                              -----
          Total Sources.....................................  $69.1
                                                              =====
USES:
Cash Consideration for EMSA ("Purchase Price")..............  $67.0
Transaction costs...........................................    2.1
                                                              -----
          Total Uses........................................  $69.1
                                                              =====

     At the option of either the Company or the holders of the Notes, the Notes are convertible, subject to certain conditions, into shares of Preferred Stock at a conversion ratio of one share of Preferred Stock for each $100 of outstanding principal amount of Notes. The Warrants entitle the holder thereof to purchase 135,000 shares of Common Stock at the lower of $9.45 and the average closing sale price of the Common Stock for the thirty consecutive trading days prior to the Stockholder Meeting (as defined), provided that such price shall in no event be less than $5.50 per share (subject to adjustment) (the "Warrant Exercise Price"). Subject to certain adjustments, each share of Preferred Stock is convertible, at the option of the holder thereof, into the number of shares of Common Stock determined by dividing the face value of such share of Preferred Stock by the lower of $9.45 and the average closing sale price of the Common Stock for the thirty consecutive trading days prior to the Stockholder Meeting, provided that such price shall in no event be less than $5.50 per share (subject to adjustment).

     The conversion of the Notes into shares of Preferred Stock is conditioned upon, among other things, the Company's stockholders approving the issuance of:
(i) the shares of Preferred Stock issued to Capital Partners and Executive Partners on January 26, 1999, (ii) the shares of Preferred Stock issuable upon conversion of the Notes and (iii) the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Convertible Securities, to the extent that the number of shares of Common Stock to be issued will be in excess of 20% of the number of shares of Common Stock outstanding, without regard to the shares of Common Stock issuable upon conversion of the Convertible Securities (the "Stock Issuance"). The Securities Purchase Agreement obligates the Company to convene a meeting of its stockholders (the "Stockholder Meeting") to consider and vote upon the approval of the Stock Issuance (the "Stockholder Approval") as soon as practicable following the closing of the Securities Purchase Agreement and no later than July 26, 1999.

     If the Company fails to convene the Stockholder Meeting on or before July 26, 1999, the interest on the Notes will increase by 0.05% on July 27, 1999 and will further increase by 0.05% per month to a maximum monthly interest rate of 1.5% (which represents an annual interest rate of 18%) until the Company convenes the Stockholder Meeting. In addition, if the Company fails to convene the Stockholder Meeting on or before

July 26, 1999, fails to take other actions in connection with obtaining Stockholder Approval or fails to take certain other actions required by the terms of the Warrants, the Warrant Exercise Price will be reduced to $.01 per share. The interest on the Notes will not be increased as described above and the Warrant Exercise Price will not be reduced as described above until the maturity of the Notes, in each case, if the sole reason the Company fails to obtain Stockholder Approval is the failure of the holders of the Common Stock to approve the Stock Issuance at a meeting duly called and convened in accordance with the Securities Purchase Agreement.

     The Company entered into a Registration Rights Agreement, dated as of January 26, 1999 (the "Registration Rights Agreement"), with Capital Partners and Executive Partners pursuant to which it agreed to register the Common Stock issuable upon conversion of the Preferred Stock issued or issuable to Capital Partners and Executive Partners pursuant to the Securities Purchase Agreement and exercise of the Warrants for resale by the holders thereof.

     The summaries contained herein of certain provisions of the Credit Agreement, the Securities Purchase Agreement, the Notes, the Warrants, the Certificate of Designation of the Preferred Stock, the Registration Rights Agreement, the Stock Purchase Agreement and the First Amendment are qualified in their entirety by reference to all the provisions of such documents, including the definitions therein of certain terms which are not otherwise defined herein. Copies of all such documents except the Stock Purchase Agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on January 5, 1999, were filed as exhibits to the Company's Current Report on Form 8-K filed with the Commission on February 10, 1999.

CORRECTIONAL HEALTHCARE SERVICES

     Generally. ASG, through PHS and EMSA Correctional, contracts with state, county and local governmental agencies to provide comprehensive healthcare services to inmates of prisons and jails, with a focus on those facilities that maintain an average daily population of over 300 inmates.

     ASG generally enters into fixed fee contracts to provide comprehensive healthcare to inmates from their admission to the facility through their release. All of ASG's revenues from correctional healthcare services are generated by payments from governmental agencies, none of which are dependent on third party payment sources. Services provided by ASG include a wide range of on-site healthcare programs, as well as off-site hospitalization and specialty outpatient care. See "-- Services Provided." Hospitalization and most outpatient care is performed through subcontract arrangements with independent doctors and local hospitals.

     The following table sets forth information regarding ASG's correctional contracts.

                                                  PRO
                                               FORMA (1)                   HISTORICAL
                                               ---------   ------------------------------------------
                                                                    DECEMBER 31,
                                               ------------------------------------------------------
                                                 1998       1998     1997     1996     1995     1994
                                               ---------   ------   ------   ------   ------   ------
Number of correctional contracts(2)..........        96        35       32       34       35       35
Average number of inmates in all facilities
  covered by correctional contracts(3).......   132,991    63,783   54,364   83,288   82,310   51,939

---------------

(1) Indicates the combined number of contracts or inmates, as the case may be, for PHS and EMSA Correctional as of December 31, 1998.
(2) Indicates the number of contracts in force at the end of the period specified.
(3) Based on an average number of inmates during the last month of each period specified.

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

     Medical services provided off-site include specialty out-patient diagnostic testing and care, emergency room care, surgery and hospitalization. In addition, ASG provides administrative support services both on-site and at ASG's headquarters and regional offices. Administrative programs include on-site medical records and management and employee education and licensing. Central and regional offices provide quality assurance, medical audits, credentialing, continuing education and clinical program development activities. ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. See "-- Administrative Systems."

     Most of the Company's correctional contracts require it to staff the facilities it serves with nurses 24 hours a day. Doctors at the facilities have regular hours and are generally available on call. In addition, dentists, psychiatrists and other specialists are often available on a routine basis. ASG enters into contractual arrangements with independent doctors and local hospitals with respect to more significant off-site procedures and hospitalization. ASG is responsible for all of the costs of such arrangements, unless the relevant contract contains a limit on ASG's obligations in connection with the treatment costs. See "-- Contract Provisions."

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

     Contract Provisions. ASG's correctional contracts generally provide for a fixed fee, payable monthly, often in advance. In addition to the fixed annual fee, some of ASG's contracts provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. Most contracts also provide for annual increases in the fixed fee based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, ASG utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. ASG bears the risk of increased or unexpected costs, which could reduce its profits or cause it to sustain losses, and benefits when costs are lower than projected. Certain contracts also contain financial penalties when performance criteria are not achieved.

     Contracts accounting for approximately 76% of revenues for the year ended December 31, 1998, and 63% on a pro forma basis after giving effect to the EMSA acquisition, including ASG's contracts with the Indiana Department of Correction (the "Indiana Contract"), Delaware Department of Corrections, Kansas Department of Corrections, and Alameda County, California, contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the specific terms of the limits vary, typically a dollar limit is placed on ASG's responsibility for costs related to illness of or injury to an individual inmate, injuries to more than one inmate resulting from an accident or contagious illnesses affecting more than one inmate. When preparing bid proposals, ASG estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids.

ASG's management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which ASG is not protected could render a contract unprofitable. In an effort to manage risk of catastrophic illness or injury of inmates under contracts that do not limit ASG's exposure to such risk, ASG maintains stop loss insurance from an unaffiliated insurer covering hospitalization for amounts in excess of $200,000 per inmate for PHS contracts and $170,000 per inmate for EMSA Correctional contracts. Such stop loss insurance covers 80% of ASG's exposure for such treatment costs. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization. See "-- Risk Management."

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

     The Indiana Contract provides for fixed payment on a per inmate, per day basis. The City of Philadelphia Contract provides for a fixed payment on a fixed dollar basis with a per diem price adjustment based on any increase in the size of the inmate population above a set number. The remainder of ASG's largest existing contracts for the year ended December 31, 1998 -- contracts with the Kansas Department of Corrections, the Delaware Department of Corrections and Alameda County, California -- provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. The fixed fees under all five contracts take into account projected levels of inflation. See "-- Major Contracts."

     Administrative Systems. ASG has centralized its administrative systems in order to enhance economies of scale and to provide management with accurate, up-to-date field data for forecasting purposes. These systems also enable ASG to refine its bids and help ASG reduce the costs associated with the delivery of consistent healthcare.

     ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. The current automated utilization review program is an integral part of the services provided at each facility. The system is designed to ensure that the medical care rendered is medically necessary and is provided safely in a clinically appropriate setting while maintaining traditional standards of quality of care. The program provides for determinations of medical necessity by medical professionals through a process of pre-authorization and concurrent review of the appropriateness of any hospital stay. The program seeks to identify the maximum capability of on-site healthcare units so as to allow for a more timely discharge from the hospital back to the correctional facility. The utilization review staff consists of nurses who are supported by a medical director at the corporate level and a panel of medical specialists who are consultants to ASG.

     ASG has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current incidents, claims and litigation against ASG, (ii) a comprehensive cost review system that analyzes ASG's average costs per inmate at each facility and (iii) a daily operating report to control staffing and off-site utilization.

     Bid Process. Contracts with governmental agencies are obtained primarily through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal ("RFP") is issued stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract to the private sector. The award of a contract may be subject to formal or informal protest, through a governmental appeals process, by unsuccessful bidders.

     Many RFPs for significant contracts require the bidder to post a bid bond. Performance bonding requirements are for the length of the contract and at December 31, 1998, generally ranged between 4% and 60% (and in one case, 100%) of the 1998 contract fee.

     A successful bidder must often agree to comply with numerous additional requirements regarding record-keeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding classified information, management qualifications, professional licensing requirements, emergency healthcare needs of corrections employees and other matters. Upon a violation of the terms of an applicable contractual or statutory provision, a contractor may be debarred or suspended from obtaining future contracts for specified periods of time in the applicable location. ASG has never been debarred or suspended in any jurisdiction.

     Marketing. ASG gathers and analyzes information on prisons and jails around the country in order to identify the ones that best meet its marketing criteria. Relevant factors include the quality and costs of healthcare in the region, the management and operations of the correctional facility, the financial stability of the governmental agency and the composition of the inmate population. ASG then devotes a substantial portion of its marketing resources to such potential customers. State prison systems, because of their more stable inmate populations and, in many cases, larger number of facilities and longer contract terms, are an important focal point of ASG's marketing plans. Also, ASG will continue to identify those county and local jails that fit its market profile and will pursue contracts with those facilities.

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

     Risk Management. Prior to December 1, 1997, Harbour Insurance, Inc. ("Harbour"), a wholly owned subsidiary of PHS and a captive insurance company, provided insurance covering PHS's medical professional and general liability arising out of its provision of healthcare services. Since December 1, 1997, the Company has maintained professional and general liability insurance through an unaffiliated insurer. ASG was able to substantially fix its insurance costs for medical malpractice liability exposure over the next two years through such unaffiliated insurer. In October 1998, ASG liquidated Harbour and entered into a novation agreement pursuant to which an unaffiliated insurer assumed substantially all of the liabilities of Harbour for outstanding claims as of August 31, 1998.

     Prior to October 1998, for contracts where ASG's exposure to the risk of inmates' catastrophic illness or injury was not limited, the Company maintained stop loss insurance for an unaffiliated insurer with respect to hospitalization for amounts in excess of $125,000 per inmate. This stop loss insurance covered 70% of the Company's exposure for such treatment costs. Since October 1998, for contracts where ASG's exposure to the risk of inmates' catastrophic illness or injury is not limited, ASG has maintained stop loss insurance to cover 80% of ASG's exposure with respect to hospitalization for amounts in excess of $200,000 per inmate for PHS contracts and $170,000 per inmate for EMSA Correctional contracts. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

     There can be no assurance that third-party commercial insurance will continue to be available in the future or will be available at reasonable prices. ASG believes its insurance coverage is maintained at reasonable levels, but there can be no assurance that it will cover all claims that may be asserted against ASG and its employees and agents.

MILITARY SERVICES

     EMSA Military provides a broad range of emergency medicine and primary healthcare services to active and retired military personnel and their dependents in medical facilities operated by the DOD and the VA. EMSA Military began providing healthcare services to DOD clients in 1988 and has provided in excess of 3.5 million patient visits. During the fiscal year ended December 31, 1998, EMSA Military provided services under 10 contracts.

     Most military contracts are for a period of five years, with an initial one year base period and four one year options. EMSA Military's bidding strategy is to seek contract opportunities that will be awarded on a best value, rather than a low cost basis. This allows EMSA to highlight the Company's operational expertise and the overall quality of its provider staff. Margins are determined by the size and risk associated with a specific contract. The current target markets include VA emergency departments ($1.4 to $2.4 million per site per year in annual revenue) and multi-level facilities operated by TRICARE Prime, a healthcare provider for military personnel and their dependents ($8 to $10 million per site per year in annual revenue).

EMPLOYEES AND INDEPENDENT CONTRACTORS

     The services provided by ASG require an experienced staff of healthcare professionals and facilities administrators. In particular, a nursing staff with experience in correctional healthcare and specialized skills in all necessary areas contributes significantly to ASG's ability to provide efficient service. In addition to nurses, ASG's staff of employees or independent contractors includes physicians, dentists, psychologists and other healthcare professionals.

     As of December 31, 1998, on a pro forma basis after giving effect to the EMSA acquisition, ASG had approximately 2,950 full-time equivalent employees, including 2,050 medical personnel. ASG also had, on such pro forma basis, under contract 375 independent contractors, most of whom are part-time, including physicians, dentists, psychiatrists and psychologists. ASG's employees at its Alameda County, California, City of Philadelphia and Delaware facilities are represented by labor unions. ASG believes that its employee relations are good.

COMPETITION

     The business of providing correctional healthcare services to governmental agencies is highly competitive. ASG is in direct competition with local, regional and national correctional healthcare providers. ASG believes that some of its competitors may have larger staffs and greater resources than ASG. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market.

MAJOR CONTRACTS

     ASG's operating revenue with respect to its correctional healthcare operations is derived exclusively from contracts with state, county and local governmental agencies. ASG's contracts with the States of Indiana and Kansas, the City of Philadelphia and Alameda County, California, accounted for approximately 21%, 17% 16% and 11%, respectively, of revenues during the year ended December 31, 1998. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the contractor. Although ASG generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. The loss of one or more of the major contracts could have a material adverse effect on ASG's business.

CAUTIONARY STATEMENTS

     All statements made by ASG that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: dependence on major contracts; price competition in the prison healthcare industry; ASG's ability to provide adequate staffing to meet its contractual commitments; changes in performance bonding requirements; substantial damage awards against ASG in connection with medical malpractice claims; changes in laws or regulations or the application thereof; general business and economic conditions; ASG's ability to integrate EMSA's operations successfully into its existing operations; and the other risk factors described in ASG's reports filed from time to time with the Securities and Exchange Commission.

     Dependence on Major Contracts. ASG's operating revenue is derived exclusively from contracts with federal, state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the contractor. Although ASG generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. The loss of one or more of the major contracts could have a material adverse effect on ASG's business.

     Contracts with government agencies are generally complex in nature and subject contractors to extensive regulation under federal, state, county and local law. Under certain circumstances, a government contractor may be debarred or suspended from obtaining future contracts. While ASG considers the possibility remote, such debarment or suspension could have a material adverse effect on ASG.

     Privatization of Government Services, Competition and Correctional Population. ASG's future financial performance will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. There can be no assurance that this market will continue to grow or that existing contracts will continue to be made available to the private sector. The business of providing correctional healthcare services to governmental agencies is highly competitive. ASG is in direct competition with local, regional and national correctional healthcare providers. ASG believes that some of its competitors may have larger staffs and greater resources than ASG. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market. ASG's business could also be adversely affected by material decreases in the inmate population of correctional facilities.

     Acquisitions. ASG's expansion strategy involves both internal growth and, as attractive opportunities become available, acquisitions. The Company took a significant step toward implementing this strategy with the EMSA acquisition. ASG has limited experience acquiring businesses and integrating them into its operations. There can be no assurances that ASG will be able to integrate EMSA or any additional acquired business successfully into its existing operations. Furthermore, there can be no assurance that ASG will be able to operate EMSA or any additional acquired business in a profitable manner.

     Catastrophic Limits. Contracts accounting for 76% of revenues for the year ended December 31, 1998, and 63% on a pro forma basis after giving effect to the EMSA acquisition, contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. For those contracts that contain no catastrophic limits, ASG maintains stop loss insurance for 80% of its exposure with respect to catastrophic illnesses or injuries for amounts in excess of $200,000 per inmate for such PHS contracts and $170,000 per inmate for such EMSA Correctional contracts. ASG attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits. Although, the occurrence of severe individual cases without such limits could render the contract unprofitable and could have a material adverse effect, ASG believes the potential impact of any such occurrences is mitigated by such insurance.

     Dependence on Key Personnel. The success of ASG depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect ASG's operations. ASG has employment contracts with Michael Catalano, President and Chief Executive Officer, Gerard F. Boyle, Executive Vice President and Chief Operating Officer of the Company, Bruce A. Teal, Senior Vice President and Chief Financial Officer, and Jean L. Byassee, Senior Vice President, General Counsel and Secretary.

     Dependence on Healthcare Personnel. ASG's success depends on its ability to attract and retain highly skilled healthcare personnel. A shortage of trained and competent employees and/or independent contractors may result in overtime costs or the need to hire less efficient temporary staff. Attracting qualified nurses at a reasonable cost has been and continues to be of concern to ASG. There can be no assurance that ASG will be successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future.

     Corporate Exposure to Professional Liability. ASG periodically becomes involved in medical malpractice claims with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. ASG may be liable, as employer, for the negligence of healthcare professionals who are employees of ASG. ASG may also have potential liability for the negligence of healthcare professionals engaged by ASG as independent contractors. ASG's contracts generally provide for ASG to indemnify the governmental agency for losses incurred related to healthcare provided by ASG and its agents. ASG maintains professional liability insurance and requires its independent contractors to maintain professional liability insurance in amounts deemed appropriate by management based upon ASG's claims history and the nature and risks of its business. There can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage or that such coverage will continue to be available at a reasonable cost.

ITEM 2.  PROPERTIES

     The Company occupies approximately 12,500 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company's lease on its current headquarters expires in October 2003. The Company leases additional office facilities in Newark, Delaware; Indianapolis, Indiana; Alameda, California; Topeka, Kansas, Fort Lauderdale, Florida and Concordeville and Pittsburgh, Pennsylvania. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to claims and suits in the ordinary course of business. In management's opinion, such currently pending legal proceedings and claims against the Company will not, in the aggregate, have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "ASGR." As of March 25, 1999, there were approximately 187 holders of record of the Common Stock. The high and low prices of the Common Stock as reported on The Nasdaq Stock Market during each quarter from January 1, 1997 through December 31, 1998 are shown below:

QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   ------
March 31, 1997..............................................  $13.63   $ 9.25
June 30, 1997...............................................   14.75     9.25
September 30, 1997..........................................   15.75    14.00
December 31, 1997...........................................   19.13    13.38

March 31, 1998..............................................  $15.00   $ 7.44
June 30, 1998...............................................   14.50    12.00
September 30, 1998..........................................   13.00     7.63
December 31, 1998...........................................   14.00     8.63

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Healthcare revenues.........................  $113,287   $129,211   $152,282   $115,238   $109,983
Income (loss) before income taxes
  (benefits)................................     5,099      1,786     (9,933)     1,146      1,646
Net income (loss)...........................     5,724      1,685     (8,686)       687        996
Net income (loss) attributable to common
  shares....................................     5,724      1,742     (8,912)       687        996
Net income (loss) per common
  shares -- basic...........................      1.61       0.50      (2.81)      0.23       0.33
Net income (loss) per common
  shares -- diluted.........................      1.57       0.48      (2.81)      0.21       0.32
Weighted average common shares
  outstanding...............................     3,554      3,480      3,171      3,027      2,994
Weighted average common shares outstanding
  and common equivalent shares
  outstanding...............................     3,653      3,657      3,171      3,221      3,126

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital (deficit)...................  $ 10,515   $    257   $ (2,434)  $  2,692   $  2,302
Total assets................................    28,375     27,754     42,709     42,501     32,108
Redeemable common stock, common stock,
  additional paid-in-capital, retained
  earnings (deficit) and treasury stock.....    12,791      6,641      4,384      8,667      8,188

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Consolidated Statements of Operations.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
PERCENTAGE OF TOTAL REVENUES                                  1998       1997       1996
----------------------------                                  -----      -----      -----
Healthcare revenue..........................................   99.5%      99.5%      99.5%
Interest income.............................................     .5         .5         .5
                                                              -----      -----      -----
Total revenue...............................................  100.0      100.0      100.0
Healthcare expenses.........................................   88.3       91.3       95.2
                                                              -----      -----      -----
Gross margin................................................   11.7        8.7        4.8
Selling, general and administrative expenses................    8.3        7.3        7.2
Nonrecurring (gain) loss....................................   (1.1)        --        4.1
                                                              -----      -----      -----
Income (loss) from operations...............................    4.5        1.4       (6.5)
Provision for income taxes (benefits).......................    (.5)        .1        (.8)
                                                              -----      -----      -----
Net income (loss)...........................................    5.0        1.3       (5.7)
                                                              -----      -----      -----
Change in redeemable common stock...........................     --         --         .1
                                                              -----      -----      -----
Net income (loss) attributable to common stock..............    5.0%       1.3%      (5.8%)
                                                              =====      =====      =====

  1998 Compared to 1997

     Healthcare revenues decreased $15.9 million from $129.2 million in 1997 to $113.3 million in 1998, representing a 12% decrease. The decline in revenues resulted from the termination of the Georgia Department of Corrections Contract (the "Georgia Contract") which expired in June 1997, and provided revenue of $31.3 million in the year ended December 31, 1997. The Company added three new contracts in 1998, which generated $0.8 million in new revenues, and experienced $14.6 million of revenue growth from existing contracts through population increases, contract renegotiations, automatic price adjustments and from being in effect a full year. The Company did not lose any contracts in 1998.

     Interest income of $0.6 million in 1998 declined from $0.7 million in 1997 due to the dissolution of Harbour and the subsequent liquidation of its long-term restricted investments.

     The cost of healthcare decreased $18.0 million or 15% to $100.6 million in 1998. Healthcare expenses as a percentage of revenues were 88% in 1998 versus 91% in 1997. The medical loss ratio was favorably impacted by certain healthcare expenses and lease costs being reimbursed by MedPartners pursuant to a settlement agreement entered into upon the termination during the first quarter of 1998 of MedPartners' agreement to acquire the Company (the "Settlement Agreement"). These costs were approximately $1.5 million or 1% of total revenue. Healthcare expenses exclusive of the Georgia Contract were 89% in 1997. Personnel costs and fringe benefits related to inmate care were 45% of revenues in 1998 versus 57% of revenues in 1997. The significant decline is attributable to the existing contracts generally being more full service versus staffing only and the Indiana Contract, where PHS is not responsible for nursing coverage. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 15% of revenues in 1998 and 17% of revenues in 1997. The decline is due to the Company's continued emphases on network development and case management.

     Selling general and administrative expenses were $9.4 million in 1998 compared to $9.5 million in 1997. The decrease is due to the Company's continued attempt to streamline the corporate support functions.

     The Company recorded a nonrecurring gain of $1.2 million which is directly related to the Settlement Agreement.

     The income tax benefit was $0.6 million in 1998 compared to $0.1 million expense in 1997. The benefit relates to the elimination of valuation allowances on the Company's deferred tax assets in 1998. As of December 31, 1998, the Company had approximately $5.7 million in net operating loss carry forwards.

  1997 Compared to 1996

     Healthcare revenues decreased $23.1 million from $152.3 million in 1996 to $129.2 million in 1997, representing a 15% decrease. The decline in revenues resulted primarily from the expiration in June 1997 of the Georgia Contract. The Georgia Contract generated $31.3 million in the year ended December 31, 1997, compared to $56.7 million in 1996. The Company added five new contracts in 1997, which generated $9.9 million in new revenues, and experienced $13.0 million of revenue growth from existing contracts through contract renegotiations, automatic price adjustments and from contracts being in effect a full year. Revenues were negatively impacted by the loss of eight contracts during 1997, which generated $40.2 million of revenues in 1997, compared to $77.5 million of revenues in 1996. Contract revenues for 1996 include $9.1 million of revenues from contracts that were terminated in that year.

     Interest income of $.7 million in 1997 declined from $.8 million in 1996 due to the cash expenditure involved with the expiration of the Georgia Contract.

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

     At December 31, 1996, the Company had reserved $2.8 million in anticipated losses relating to the Georgia Contract. During 1997, the Company recorded an additional $1.4 million in healthcare expenses relating to the further deterioration of the contract's operating performance. Due to continued enhancements in the clinical and risk management areas, healthcare expenses were positively impacted by $1.4 million in adjustments to Harbour's estimates of medical malpractice claims.

     Selling, general and administrative expenses were $9.5 million in 1997 compared to $11.1 million in 1996. The decrease was attributable to the corporate reengineering and downsizing implemented throughout 1997.

     The provision for income taxes was $0.1 million of expense in 1997 compared to $1.2 million of benefit in 1996. Income taxes for 1997 relate to various state income taxes. The Company did not incur any federal income taxes due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents and short-term investments as of December 31, 1998 were $7.2 million compared to $5.0 million as of December 31, 1997. The increase is attributable to the dissolution of Harbour, which provided approximately $4.6 million in cash offset by funding the increase in accounts receivable. Accounts receivable increased due to the timing of payment on two major contracts' base fees. Payments were received subsequent to December 31, 1998 for both contracts' base fees. During 1998, the Company received $0.3 million in cash from the exercise of stock options.

     Accrued expenses of the Company decreased $3.4 million from $16.5 million at December 31, 1997 to $13.1 million at December 31, 1998. The reduction is attributable to the portfolio transfer of all outstanding medical malpractice claims covered by Harbour and the Company's reduction in average days outstanding of medical claims under at-risk contracts.

     As part of the EMSA acquisition, the Company increased its $20 million line of credit facility to a $52 million Credit Facility. Under the Credit Facility, the Company has available a $10 million line of credit for general corporate purposes, including working capital and the funding of acquisitions. The interest rate is based upon LIBOR or prime rate, subject to the quarterly operating performance of the Company and other funding criteria, as defined in the Credit Facility. The Credit Facility is subject to certain quarterly covenants.

     Management believes that the current levels of cash, cash equivalents and investments, when coupled with the internally generated funds and available credit, are sufficient to meet the Company's immediate foreseeable future cash needs and anticipated contract renewal activity.

INFLATION

     The increase in the healthcare costs in 1998 over 1997 was 3.2%, compared to an overall increase in the Consumer Price Index of 1.6% for all costs for the same period.

     Some of the Company's contracts provide for annual increases in the fixed base fee upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. If the rate of inflation exceeds the levels projected, such excess will be absorbed by the Company. Conversely, the Company will benefit should the actual rate of inflation fall below the estimated used in the bidding and negotiation process.

IMPACT OF YEAR 2000

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

     The Company has completed the evaluation of all computer systems and software it currently utilizes and has determined that 85% of all computer systems and software will be in compliance without modification. The Company is currently in the process of modifying or replacing the remaining 15% of its computer systems and software. The general ledger, accounts payable and accounts receivable systems have been tested and upgraded, as needed. Timekeeping software is currently being upgraded and this process is 87% complete. The timekeeping upgrades will be completed by April 30, 1999. The Company's most significant outsourcing contract is for medical claims processing and payment and that vendor has certified that all Year 2000 modifications will be completed by December 31, 1999.

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

     The Company is relying on information that is being provided by equipment and medical device manufacturers regarding the Year 2000 compliance status of their products. While the Company is attempting to evaluate information provided by its present vendors, there can be no assurances that in all instances accurate information is being provided. The Company also cannot in all instances guarantee that the repair, replacement or upgrade of all items of equipment and medical device systems will occur on a timely basis. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000 related failures of such equipment. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by July 31, 1999. Costs as a result of these types of occurrences are in the process of being determined.

     The Company has also initiated communications with suppliers and vendors whose supplies are essential for day-to-day operations regarding their state of Year 2000 readiness. The Company is continuing its effort to obtain such information from all critical suppliers and vendors and feels that it will be able to determine its vendors' status by April 30, 1999. Failure of certain suppliers and vendors to remain in business without interruptions following December 31, 1999 could have a material impact on operations or the Company's ability to provide healthcare services. Contingency plans may include stockpiling medical supplies and materials, increasing inventory levels and securing alternate sources of supply. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by July 31, 1999. Costs as a result of these types of occurrences are in the process of being determined.

     Because the Company's physical sites are located within facilities owned and operated by other entities whose Year 2000 readiness efforts it does not control, there will be issues that arise which are dependent on these clients' efforts. The Company has communicated with many of its clients on these matters. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by July 31, 1999 and feels costs related to this phase will be immaterial.

     The Company expects to expend approximately $110,000 in connection with evaluating, modifying and replacing its computer systems and software and expects to fund such expenditures through operating cash flows. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated February 12, 1999, begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information, including ownership of the Common Stock, as of March 23, 1999, with respect to: (i) each continuing director or nominee; (ii) each executive officer; and (iii) all continuing directors and executive officers as a group. Except as disclosed under Item 12, "Security Ownership of Certain Beneficial Owners and Management -- Preferred Stock" with respect to David A. Freeman, none of such persons owned any shares of Preferred Stock.

                                  PRINCIPAL OCCUPATION OR                NUMBER OF SHARES
                                EMPLOYMENT (BY THE COMPANY    DIRECTOR      OF COMMON
        NAME AND AGE            UNLESS OTHERWISE INDICATED)    SINCE     STOCK OWNED (1)    PERCENTAGE
        ------------           -----------------------------  --------   ----------------   ----------
Michael Catalano, 47           President and Chief Executive    1998           50,666           1.4%
                               Officer since September 1,
                               1998; Executive Vice
                               President of Development,
                               General Counsel and Secretary
                               of the Company from July 1996
                               to September 1, 1998; Senior
                               Vice President Planning and
                               Development and Chief Legal
                               Counsel of Magellan Health
                               Services, Inc. (formerly
                               Charter Medical Corporation)
                               from 1989 through February
                               1996.
William D. Eberle, 75(2)       Chairman of the Executive        1991           49,000(3)        1.4%
                               Committee of the Board of
                               Directors since September 1,
                               1998; Chairman of the Board
                               of Directors from March 1995
                               to September 1, 1998;
                               Chairman, Manchester
                               Associates, Ltd., an
                               international consulting
                               company, since 1995; Of
                               Counsel to Kaye Scholer,
                               Fierman, Hays & Handler, a
                               law firm, since 1993.
David A. Freeman, 37           Member of Ferrer Freeman         1999(3)       664,100(4)       15.7%
                               Thompson & Co., General Part-
                               ner of Health Care Capital
                               Partners L.P. and Health Care
                               Executive Partners L.P., each
                               of which is an investment
                               management company, since
                               October 1995; Managing
                               Director of J.P. Morgan &
                               Co., Inc., an investment
                               banking firm, from Septem-
                               ber 1983 through September
                               1995.
John W. Gildea, 55(5)          Managing Director, Gildea        1986           39,115           1.1%
                               Management Co., an investment
                               management company.
Carol R. Goldberg, 68(6)       President, AVCAR Group, Ltd.,    1991           23,000             *
                               a management consulting firm.

                                  PRINCIPAL OCCUPATION OR                NUMBER OF SHARES
                                EMPLOYMENT (BY THE COMPANY    DIRECTOR      OF COMMON
        NAME AND AGE            UNLESS OTHERWISE INDICATED)    SINCE     STOCK OWNED (1)    PERCENTAGE
        ------------           -----------------------------  --------   ----------------   ----------
Jeffrey L. McWaters, 42        Chairman, President and Chief     N/A                0            --
                               Executive Officer of
                               Amerigroup Corporation
                               (formerly Americaid, Inc.), a
                               managed health care company,
                               since October 1994; President
                               and Chief Executive Officer
                               of Options Mental Health, a
                               managed mental health care
                               company and a subsidiary of
                               First Hospital Corporation,
                               from 1991 through September
                               1994.
Richard M. Mastaler, 53        Chairman and Chief Executive      N/A                0            --
                               Officer of CCN Managed Care,
                               Inc., a managed health care
                               company, since August 1997;
                               Executive Vice
                               President -- Mergers and
                               Acquisitions and Product
                               Development of Magellan
                               Health Services, Inc., a
                               managed behavioral health
                               care company, from September
                               1996 through August 1997;
                               President and Chief Execu-
                               tive Officer of Unilab
                               Corporation, a clinical and
                               pathological laboratory, from
                               April 1994 through March
                               1996.
Scott L. Mercy, 37             Chairman and Chief Executive     1996          361,000(7)        9.6%
                               Officer of LifePoint
                               Hospitals, a group of rural
                               hospitals to be spun out of
                               Columbia/HCA Healthcare Corp.
                               during the second quarter of
                               1999, since September 1998;
                               Chairman of the Board of
                               Directors since September 1,
                               1998; President and Chief
                               Executive Officer of the Com-
                               pany from April 1, 1996
                               through September 1, 1998;
                               Senior Vice
                               President -- Financial
                               Operations of Columbia/HCA
                               Healthcare Corporation from
                               1994 through 1995; Vice
                               President -- Financial
                               Operations and
                               Director -- Financial
                               Operations Support of
                               Hospital Corporation of
                               America from 1987 through
                               1994.
Richard D. Wright, 53          Chairman, President and Chief     N/A                0             *
                               Executive Officer of Covation
                               LLC, a provider of software
                               inte-

                                  PRINCIPAL OCCUPATION OR                NUMBER OF SHARES
                                EMPLOYMENT (BY THE COMPANY    DIRECTOR      OF COMMON
        NAME AND AGE            UNLESS OTHERWISE INDICATED)    SINCE     STOCK OWNED (1)    PERCENTAGE
        ------------           -----------------------------  --------   ----------------   ----------
                               gration and data management
                               services for health care
                               providers and organizations,
                               since December 1998;
                               Co-Founder and Executive Vice
                               President, Corporate Services
                               of PhyCor, Inc., a physi-
                               cian practice management com-
                               pany, from 1997 through
                               December 1998; Executive Vice
                               President of Operations from
                               1988 through 1997.
OTHER EXECUTIVE OFFICERS
Gerard F. Boyle, 44            Executive Vice President of        --           25,671             *
                               the Company since February
                               1998; President and Chief
                               Executive Officer of Prison
                               Health Services, Inc., a
                               wholly owned subsidiary of
                               the Company ("PHS"), since
                               March 1998; Vice President of
                               Operations of EMSA Correc-
                               tional Care, Inc., from
                               September 1996 through
                               February 1998; Vice President
                               and Administrator of Sales
                               for EMSA Correctional Care,
                               Inc. from July 1994 through
                               August 1996; Regional
                               Administrator for Operations
                               (Southeast Virginia) for EMSA
                               Correctional Care, Inc. from
                               January 1993 through July
                               1994.
Bruce A. Teal, 37              Senior Vice President and          --           23,807             *
                               Chief Financial Officer of
                               the Company since February
                               1998; Vice President,
                               Controller and Treasurer of
                               the Company from December
                               1996 through February 1998;
                               Vice President of Financial
                               Operations of Vendell
                               Healthcare from October 1992
                               through November 1996.
All continuing Directors and                                                1,236,359          27.6%
  executive officers as a
  group (10 persons)

---------------

  * Less than 1%
(1) Includes the following shares subject to options exercisable presently or within 60 days: Mr. Catalano, 44,000 shares; Mr. Eberle, 48,000 shares; Mr. Gildea, 38,000 shares; Ms. Goldberg, 23,000 shares; Mr. Mercy, 175,000 shares; Mr. Boyle, 25,000 shares; Mr. Teal, 22,110 shares; and all continuing directors and executive officers as a group, 375,110 shares.

(2) Mr. Eberle also serves on the Boards of Directors of Ampco-Pittsburgh Corporation, Mitchell Energy & Development Corporation, Konover Property Trust and Showscan Entertainment, Inc.
(3) Mr. Freeman was appointed to the Board of Directors on January 26, 1999 pursuant to the terms of the Securities Purchase Agreement (as defined below). See "Certain Transactions."
(4) Mr. Freeman is deemed to beneficially own the shares of Common Stock which are issuable upon the exercise of the Warrants and Preferred Stock issued to Health Care Capital Partners L.P. and Health Care Executive Partners L.P. See Item 13, "Certain Relationships and Related Transactions."
(5) Mr. Gildea also serves on the Boards of Directors of General Chemical Group Inc. and Konover Property Trust.
(6) Ms. Goldberg also serves on the Board of Directors of The Gillette Company and Selfcare, Inc.
(7) Includes 146,000 shares of Common Stock purchased by Mr. Mercy from the Company, 40,000 shares of Common Stock issued under the Old Mercy Agreement (as defined), (which are presently held in the name of his spouse and beneficial ownership of which he disclaims), and options to purchase 175,000 shares of Common Stock. The shares of Common Stock purchased by Mr. Mercy and the shares of Common Stock issued under the Old Mercy Employment Agreement are subject to certain repurchase rights in favor of the Company and Mr. Mercy. See Item 11, "Executive Compensation -- Employment Agreements."

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and the two most highly compensated executive officers other than the CEO (the "Named Executives") for each of the years 1996 through 1998. The Company has no other executive officers other than the individuals named below.

                                         ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                              -----------------------------------------   --------------------------------------------
                                                           OTHER ANNUAL   RESTRICTED       STOCK         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY     BONUS     COMPENSATION    STOCK ($)    OPTIONS(#)    COMPENSATION (1)
---------------------------   ----   --------   --------   ------------   -----------   -----------   ----------------
Scott L. Mercy (2)..........  1998   $155,000   $175,375    $      --      $      --           --         $    --
                              1997    190,000         --           --             --           --          16,533
                              1996    138,846         --           --        350,000      175,000           9,223
Michael Catalano (3)........  1998   $186,862   $187,832    $      --      $      --           --         $ 3,454
  President and Chief         1997    165,500         --     56,000(4)            --           --          13,384
  Executive Officer           1996     83,077         --           --             --       60,000           4,452
Gerard F. Boyle (5).........  1998   $162,413   $ 71,445    $29,068(3)     $      --       85,000         $ 2,500
  Executive Vice              1997         --         --           --             --           --              --
  President and Chief         1996         --         --           --             --           --              --
  Operating Officer
Bruce A. Teal (6)...........  1998   $159,259   $160,643    $      --      $      --       33,000         $ 2,500
  Senior Vice                 1997    115,000         --           --             --           --             102
  President and Chief         1996      4,423         --           --             --       17,000               9
  Financial Officer

---------------

(1) Includes matching contributions by the Company to its 401(k) Profit Sharing Plan and life and health insurance premiums paid by the Company on behalf of the Named Executives.
(2) Mr. Mercy became President and Chief Executive Officer of the Company on April 1, 1996. Mr. Mercy resigned his position as President and Chief Executive Officer on September 1 , 1998.
(3) Mr. Catalano served as Executive Vice President of Development, General Counsel and Secretary of the Company from July 12, 1996 through September 1, 1998. Mr. Catalano became President and Chief Executive Officer of the Company on September 1, 1998.
(4) Represents reimbursement for relocation costs.

(5) Mr. Boyle became Executive Vice President and Chief Operating Officer of the Company on February 12, 1998.
(6) Mr. Teal served as Vice President, Controller and Treasurer of the Company from December 10, 1996 through February 20, 1998. Mr. Teal became Senior Vice President and Chief Financial Officer of the Company on February 20, 1998.

STOCK OPTION GRANTS AND VALUES

     The following table sets forth certain information with respect to stock options granted to the Named Executives during 1998 and the potential realizable value of such options.

                                                                                                                 POTENTIAL
                                                                                                                REALIZABLE
                                                                                                             VALUE AT ASSUMED
                                             NUMBER OF                                                        ANNUAL RATES OF
                                             SECURITIES       % OF TOTAL                                        STOCK PRICE
                                             UNDERLYING      OPTIONS/SARS                                    APPRECIATION FOR
                                              OPTIONS/        GRANTED TO     EXERCISE OR                        OPTION TERM
                                            SARS GRANTED     EMPLOYEES IN     BASE PRICE     EXPIRATION     -------------------
NAME                                            (#)          FISCAL YEAR        ($/SH)          DATE          5% ($) 10% ($)
----                                       --------------   --------------   ------------   -------------   -------------------
Michael Catalano
  Feb. 20, 1998..........................      12,000             3.7            9.69       Feb. 20, 2008    73,080     185,280
  Sept. 1, 1998..........................      50,000            15.8            8.69       Sept. 1, 2008   273,000     692,000
Gerald Boyle
  Feb. 12, 1998..........................      75,000            23.4            9.37       Feb. 12, 2008   442,500   1,120,500
  Sept. 1, 1998..........................      10,000             3.1            8.69       Sept. 1, 2008    54,600     138,400
Bruce Teal
  Feb. 20, 1998..........................      33,000            10.3            9.69       Feb. 20, 2008   200,970     509,520

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information with respect to option exercises by the Named Executives during 1998 and the value of options owned by the Named Executives at December 31, 1998.

                                                                  NUMBER OF
                                                            SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                                 AT FY-END(#)             AT FY-END($)(1)
                                 SHARES                    ------------------------   ------------------------
                               ACQUIRED ON      VALUE            EXERCISABLE/               EXERCISABLE/
NAME                           EXERCISE(#)   REALIZED($)        UNEXERCISABLE              UNEXERCISABLE
----                           -----------   -----------   ------------------------   ------------------------
Scott L. Mercy...............      --            $--                175,000/0             $     743,750/-
Michael Catalano.............      --            --             40,000/82,000                   -/225,406
Gerard F. Boyle..............      --            --                  0/85,000                   -/315,380
Bruce A. Teal................      --            --             11,220/38,780              41,374/130,643

---------------

(1) Based on the closing price of the Common Stock on the Nasdaq National Market System on December 31, 1998 of $13.00 per share.

EMPLOYMENT AGREEMENTS

     Scott L. Mercy was employed as President and Chief Executive Officer of the Company from April 1, 1996 through September 1, 1998 pursuant to an employment agreement, which was amended on June 30, 1997 (the "Old Mercy Agreement"). The Old Mercy Agreement provided for a minimum annual base salary of $190,000, an annual bonus based upon performance objectives, and such additional compensation as determined by the Compensation Committee from time to time. On September 1, 1998, Mr. Mercy and the Company amended and restated the Old Mercy Agreement (the "New Mercy Agreement") pursuant to which Mr. Mercy was appointed Chairman of the Board of Directors. Pursuant to the New Mercy Agreement, Mr. Mercy was paid a base salary of $60,000 for his service as Chairman of the Board during 1998. For years after 1998, the New Mercy Agreement establishes a minimum annual base salary of $24,000 and such additional compensation as may be determined by the Compensation Committee from time to time. Pursuant to the Old Mercy Agreement, Mr. Mercy purchased 146,000 shares of Common Stock from the Company at $8.75 per share, the mean between the high and low sale prices for the Common Stock on April 1, 1996, received 40,000 shares as a restricted stock award under the Company's Incentive Stock Plan, and was awarded options to purchase 175,000 additional shares of Common Stock, at $8.75 per share. Pursuant to the Old Mercy Agreement the restricted stock and stock options were to vest in installments over four years, or earlier in one-third installments when the closing price of the Common Stock reached $12, $14 and $16, respectively. Mr. Mercy's restricted stock and stock options vested in 1996 when the closing price of the Common Stock exceeded $16 per share. Pursuant to the New Mercy Agreement, Mr. Mercy has the right to require the Company to purchase (and the Company has the right to require Mr. Mercy to sell), at a price not less than $9.90 per share, the purchased shares and the award shares, but not the option shares, upon Mr. Mercy's termination of employment. Mr. Mercy is subject to certain non-competition and confidentiality agreements following termination. The New Mercy Agreement provides for perpetual employment until terminated by 30 days written notice by either party. The New Mercy Agreement also provides that the Board of Directors shall take all necessary actions to ensure that Mr. Mercy is slated as a management nominee to the Board and elected Chairman of the Board during his employment. Pursuant to the New Mercy Agreement, Mr. Mercy may terminate his position as Chairman of the Board, remain a director and otherwise continue his employment under the New Mercy Agreement, unless it is otherwise terminated.

     Michael Catalano was employed as Executive Vice President of Development, General Counsel and Secretary of the Company from July 12, 1996 through September 1, 1998 pursuant to an employment agreement (the "Old Catalano Agreement") which established a minimum annual base salary of $160,000 and such additional compensation as determined by the Compensation Committee from time to time. On September 1, 1998, Mr. Catalano and the Company amended and restated the Old Catalano Agreement (the "New Catalano Agreement") pursuant to which Mr. Catalano was appointed President and Chief Executive Officer of the Company. The New Catalano Agreement establishes a minimum annual base salary of $190,000 and such additional compensation as may be determined by the Compensation Committee from time to time. Pursuant to the Old Catalano Agreement, on July 12, 1996, the Company awarded to Mr. Catalano options to purchase 60,000 shares of Common Stock at an exercise price of $13.125 per share under the Company's Amended Incentive Stock Plan. The stock options vest ratably on each of the succeeding three anniversaries of the date of the options and shall be exercisable for a period of ten years from the date of the grant. Upon termination without cause or a change of control of the Company, all unexercised stock options granted to Mr. Catalano under the Company's Amended Incentive Stock Plan shall accelerate and immediately vest. The issuance of the Preferred Stock to Capital Partners and Executive Partners upon conversion of the Notes would constitute a change of control under the New Catalano Agreement. Also, in the event of termination as a result of death or disability, termination without cause or termination following a change in control of the Company, Mr. Catalano or his estate is entitled to two-year's compensation plus an amount equal to the incentive compensation that Mr. Catalano would have earned in the year of termination, not to be less than 45% of Mr. Catalano's annual base salary on the date of termination. Mr. Catalano is subject to certain non-competition and confidentiality agreements following termination. The New Catalano Agreement provides for perpetual employment until terminated by appropriate written notice by either party. The New Catalano Agreement also provides that the Board of Directors shall take all necessary actions to ensure that Mr. Catalano is slated as a management nominee to the Board during his employment.

     On February 12, 1998, Gerard F. Boyle entered into an employment agreement (the "Boyle Agreement") with the Company pursuant to which he was appointed Executive Vice President and Chief Operating Officer of the Company. The Boyle Agreement establishes a minimum annual salary of $180,000 and such additional compensation as may be determined by the Compensation Committee from time to time. The Boyle Agreement provides for perpetual employment until terminated by either party upon thirty days notice. If there is a change of control of the Company, all unexercised stock options granted to Mr. Boyle under the Company's Amended Incentive Stock Plan shall accelerate and immediately vest. The issuance of the Preferred Stock to Capital Partners and Executive Partners upon conversion of the Notes would constitute a change of control under the Boyle Agreement. Also, in the event of a termination without cause, including termination following a change in control, Mr. Boyle's options shall vest and his annual base salary as of the date of his termination shall be continued for one year following such termination date. Mr. Boyle is subject to certain non-competition and confidentiality agreements following termination.

     On February 20, 1998, Bruce Teal entered into an employment agreement (the"Teal Agreement") with the Company pursuant to which he was appointed Senior Vice President and Chief Financial Officer of the Company. Mr. Teal had been serving as Vice President, Controller and Treasurer of the Company since December 1996; however, the Company and Mr. Teal had not entered into an employment agreement for his service in that capacity. The Teal Agreement establishes a minimum annual salary of $160,000 and such additional compensation as may be determined by the Compensation Committee from time to time. The Teal Agreement provides for perpetual employment until terminated by either party upon thirty days notice. If there is a change of control of the Company, all unexercised stock options granted to Mr. Teal under the Company's Amended Incentive Stock Plan shall accelerate and immediately vest. The issuance of the Preferred Stock to FFT upon conversion of the Notes would constitute a change of control under the Teal Agreement. Also, in the event of a termination without cause, including termination following a change in control, Mr. Teal's options shall vest and his annual base salary as of the date of his termination shall be continued for one year following such termination date. Mr. Teal is subject to certain non-competition and confidentiality agreements following termination.

COMPENSATION OF DIRECTORS

     During 1998, the Company granted each non-employee Director options to purchase 4,000 shares of Common Stock at an exercise price of $13.56 per share for serving on the Board and its committees. The Chairman of the Board of Directors of the Company until September 1, 1998, Mr. William D. Eberle, was also paid $25,000 for consulting services which he provided to the Company during 1998. Directors who are also employees of the Company receive no additional compensation from the Company for attendance at Board or committee meetings. Under the terms of the Company's Amended Incentive Stock Plan, any person who is not an employee or independent contractor of the Company and who becomes a Director will receive an option to purchase 15,000 shares of the Common Stock at an exercise price equal to the fair market value of the Common Stock on the date such person becomes a Director. Such options will vest with respect to 25% of the shares covered thereby on each successive anniversary of the date of grant. David A. Freeman was granted such options, effective January 26, 1999, upon his appointment to the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

     Information with respect to the beneficial ownership of the Common Stock, as of March 23, 1999, by the Company's directors, director-nominees and executive officers is included above in Item 10 and is incorporated herein by reference. The following table sets forth certain information with respect to the beneficial ownership of the Common Stock, as of March 23, 1999, by each person who was known by the Company to own beneficially more than 5% of the Common Stock as of such date, based on information furnished to the Company. Except as otherwise indicated, each person has sole voting and dispositive power with respect to the shares beneficially owned by such person.

                                                                 SHARES
                                                              BENEFICIALLY     % OF SHARES
NAME AND ADDRESS                                                 OWNED         OUTSTANDING
----------------                                              ------------     ------------
A group comprised of Health Care Capital Partners L.P.
  ("Capital Partners")and Health Care Executive Partners
  L.P. ("Executive Partners")...............................    664,100(1)         15.7%
A group comprised of J. Carlo Cannell D/B/A Cannell Capital
  Management, Tonga Partners LP, Pleiades Investment
  Partners, LP, the Cuttyhunk Fund Limited and Canal
  Ltd.(2)...................................................    397,300(3)         11.1%

                                                                 SHARES
                                                              BENEFICIALLY     % OF SHARES
NAME AND ADDRESS                                                 OWNED         OUTSTANDING
----------------                                              ------------     ------------
Scott L. Mercy..............................................    361,000(4)          9.6%
  Columbia/HCA
  4526 Harding Road
  Nashville, Tennessee 37205
Sirach Capital Management, Inc..............................    267,000(5)          7.5%
  3323 One Union Square
  Seattle, Washington 98101
A group comprised of Mark E. Brady, Robert J. Suttman, III
  and Ronald Eubel..........................................    190,170(6)          5.3%
  777 Washington Village Drive
  Suite 210
  Dayton, Ohio 45459
A group comprised of Wachovia Corporation and Wachovia Bank,
  N.A. (collectively, the "Wachovia Group").................    183,500(7)          5.1%
  100 North Main Street
  Winston Salem, North Carolina 27104
A group comprised of Sandera Partners, L.P., Sandera Capital
  Management, L.L.C., Sandera Capital, L.L.C., John A.
  Bricker, Jr., Hunt Financial Partners, L.P. (collectively, the "Sandera Group"), and Newcastle Partners, L.P. and
  Mark Schwartz (collectively, the "Newcastle Group")(8)....    155,500(9)          4.4%

---------------

(1) Includes shares of Common Stock issuable upon exercise of the Warrants and the Preferred Stock issued to Capital Partners and Executive Partners on January 26, 1999 which such entities are deemed to beneficially own. Based on a Schedule 13D filed with the SEC on February 5, 1999, Capital Partners beneficially owns 637,788 shares of Common Stock and Executive Partners beneficially owns 26,312 shares of Common Stock.
(2) The address of J. Carlo Cannell D/B/A Cannell Capital Management and Tonga Partners LP is 600 California Street, Floor 14, San Francisco, California 94108. The address of Pleiades Investment Partners, LP is 6022 West Chester Pike, Newtown Square, Pennsylvania 19073. The address of the Cuttyhunk Fund Limited is 73 Front Street, Hamilton, HM12, Bermuda. The address of Canal, Ltd. is 9 Church Street, HM 951, Hamilton HM DX, Bermuda.
(3) Based on a Schedule 13G filed with the SEC on March 1, 1999, J. Carlo Cannell D/B/A Cannell Capital Management beneficially owns 397,300 shares of Common Stock, Tonga Partners, LP beneficially owns 167,800 shares of Common Stock, Pleiades Investment Partners beneficially owns 46,600 shares of Common Stock, the Cuttyhunk Fund Limited beneficially owns 146,200 shares of Common Stock and Canal Ltd. beneficially owns 36,700 shares of Common Stock.
(4) Includes 146,000 shares of Common Stock purchased by Mr. Mercy from the Company, 40,000 shares of Common Stock issued under the Old Mercy Agreement (which are presently held in the name of his spouse and beneficial ownership of which he disclaims), and options to purchase 175,000 shares of Common Stock. The shares of Common Stock purchased by Mr. Mercy and the shares of Common Stock issued under the Old Mercy Agreement are subject to certain repurchase rights in favor of the Company and Mr. Mercy. See "Executive Compensation -- Employment Agreements."
(5) Based upon a Schedule 13G filed with the SEC on February 2, 1999.
(6) Based on a Schedule 13G filed with the SEC on March 11, 1999, each of Mark
    E. Brady, Robert J. Suttman and Ronald Eubel beneficially owns 190,170 shares of Common Stock.
(7) Based on a Schedule 13G filed with the SEC on February 12, 1999, each of Wachovia Corporation and Wachovia Bank, N.A. beneficially owns 183,500 shares of Common Stock.

(8) The address of each member of the Sandera Group is 1601 Elm Street, Suite 4000, Dallas, Texas 75201. The address of each member of the Newcastle Group is 4650 Cole Avenue, Suite 331, Dallas, Texas 75205.
(9) Based upon Amendment No. 1 to Schedule 13G filed with the SEC on February 16, 1999, the Sandera Group beneficially owns 151,500 shares of Common Stock, Newcastle Partners L.P. beneficially owns 4,000 shares and Mark Schwartz beneficially owns 155,500 shares.

PREFERRED STOCK

     Capital Partners owns 48,020 shares of Preferred Stock, which represents approximately 96% of the outstanding shares of Preferred Stock. Executive Partners owns 1,980 shares of Preferred Stock, which represents approximately 4% of the outstanding shares of Preferred Stock. The principal business address of Capital Partners and Executive Partners is c/o Ferrer Freeman Thompson & Co. LLC, The Mill, 10 Glenville Street, Greenwich, Connecticut 06831. The shares of Preferred Stock owned by Capital Partners and Executive Partners constitute all of the outstanding shares of Preferred Stock. The general partner of each of Capital Partners and Executive Partners is Ferrer Freeman Thompson & Co ("FFT"). David A. Freeman, a director and director-nominee of the Company, is a member of FFT and is thereby deemed to beneficially own all of the Preferred Stock owned by Capital Partners and Executive Partners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     David A. Freeman, a director and a director-nominee of the Company, is a member of FFT. On January 26, 1999, the Company entered into the Securities Purchase Agreement and certain other agreements with Capital Partners and Executive Partners, investment management companies whose general partner is FFT, pursuant to which the Company issued the Convertible Securities to Capital Partners and Executive Partners. See Item 13, "Business -- Recent Developments." Capital Partners and Executive Partners currently own 100% of the outstanding shares of the Preferred Stock, the Notes and the Warrants. In addition, if the Stock Issuance is approved by the Company's stockholders at the Company's 1999 Annual Meeting, Capital Partners and Executive Partners will have the right to receive additional shares of Preferred Stock upon conversion of the Notes and shares of Common Stock upon conversion of the Preferred Stock and the Warrants. Mr. Freeman is deemed to beneficially own the Convertible Securities currently owned by Capital Partners and Executive Partners and will be deemed to beneficially own any additional Convertible Securities or Common Stock acquired by Capital Partners and Executive Partners.

     On the January 26, 1999, the Board of Directors appointed Mr. Freeman to the Board of Directors, pursuant to a provision of the Securities Purchase Agreement which obligated the Company to appoint a designee of Capital Partners and Executive Partners to the Board of Directors on the date of the closing of the Securities Purchase Agreement. Pursuant to the Securities Purchase Agreement, if the stockholders approve the Stock Issuance at the Company's 1999 Annual Meeting, the Company will be obligated to increase the number of members of the Board of Directors to nine and to nominate designees of Capital Partners and Executive Partners to three of the nine directorships. Capital Partners and Executive Partners have designated Mr. Freeman, Richard D. Wright and Jeffrey L. McWaters to be nominated to directorships. FFT has a 17.3% ownership interest in Amerigroup Corporation of which Mr. McWaters is Chairman, President and Chief Executive Officer.

     Scott L. Mercy, Chairman of the Board of Directors, is a limited partner of Executive Partners. His interest in Executive Partners represents 1.5% of Executive Partners' capital.

     Scott L. Mercy is Chairman and Chief Executive Officer of LifePoint Hospitals, a group of rural hospitals owned by Columbia/HCA Healthcare
Corp. ("Columbia"). Richard M. Mastaler, a director-nominee, is the Chairman and Chief Executive Officer of CCN Managed Care, Inc. In ordinary course of its business, the Company makes payments to Columbia and CCN for health care services rendered by Columbia and CCN to the Company on terms no less favorable than those that it would have received from independent third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

     (2)Financial Statement Schedule

     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

     (3) Exhibits

EXHIBIT                                DESCRIPTION
-------                                -----------
  2.1     --   Stock Purchase Agreement, dated as of December 18, 1998,
               between the Company and InPhyNet Administrative Services,
               Inc. (incorporated herein by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K filed on January 5,
               1999).
  2.2     --   First Amendment to Stock Purchase Agreement, dated as of
               January 26, 1999, between the Company and InPhyNet
               Administrative Services, Inc. (incorporated herein by
               reference to Exhibit 99.8 to the Company's Current Report on
               Form 8-K filed on February 10, 1999).
  2.3     --   Securities Purchase Agreement , dated as of January 26,
               1999, among the Company, Health Care Capital Partners L.P.
               and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 10, 1999).
  2.4     --   Plan and Agreement of Merger, as amended, dated October 1,
               1997, between the Company, MedPartners, Inc. and ASG Merger
               Corporation, a wholly-owned subsidiary of MedPartners, Inc.
               (incorporated herein by reference to Exhibit 2.1 to the
               Company's Current Report on form 8-K filed on October 2,
               1997 and Exhibit 2.1 to the Company's Current Report on Form
               8-K filed on December 30, 1997).
  2.5     --   Consent and Agreement, dated January 19, 1998, by and among the Company, MedPartners, Inc. and ASG Merger Corporation, a
               wholly-owned subsidiary of MedPartners, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current
               Report on Form 8-K filed on January 20, 1998).
  2.6     --   Release and Settlement Agreement, dated February 25, 1998, by and among the Company, MedPartners, Inc. and ASG Merger
               Corporation and EMSA Correctional Care, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1997).
  3.1     --   Amended and Restated Certificate of Incorporation of America
               Service Group Inc. (incorporated herein by reference to
               Exhibit 3.1 to the Company's Registration Statement on Form
               S-1, Registration No. 33-43306).
  3.2     --   Certificate of Designation of the Series A Convertible
               Preferred Stock (incorporated herein by reference to Exhibit
               99.3 to the Company's Current Report on Form 8-K filed on
               February 10, 1999).
  3.3     --   Amended and Restated Bylaws of America Service Group Inc.
               (incorporated herein by reference to Exhibit 3.2 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1996).
  4.1     --   The Company's 12% Subordinated Convertible Bridge Notes due
               January 26, 2000, issued to Health Care Capital Partners
               L.P. on January 26, 1999 (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
  4.2     --   The Company's 12% Subordinated Convertible Bridge Notes due
               January 26, 2000, issued to Health Care Executive Partners
               L.P. on January 26, 1999 (incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
  4.1     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
               Form S-1, Registration No. 33-43306, as amended).

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.1     --   Amended and Restated Credit Agreement, dated as of January
               26, 1999, among the Company, as Borrower, the Company's
               subsidiaries as listed therein, as Guarantors, the Lenders identified therein and NationsBank, N.A., as Administrative
               Agent and as Issuing Bank (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
 10.2     --   Warrant, dated as of January 26, 1999, issued by the Company to Health Care Capital Partners L.P. to purchase shares of the Common Stock (incorporated herein by reference to
               Exhibit 99.6 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
 10.3     --   Warrant, dated as of January 26, 1999, issued by the Company to Health Care Executive Partners L.P. to purchase shares of the Common Stock, dated as of January 26, 199 (incorporated herein by reference to Exhibit 99.7 to the Company's Current
               Report on Form 8-K filed on February 10, 1999).
 10.4     --   Registration Rights Agreement , dated as of January 26,
               1999, among the Company, Health Care Capital Partners L.P.
               and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K filed on February 10, 1999).
 10.5     --   Prison Health Services, Inc. 1986 Employees' Stock Option
               Plan (incorporated by reference to Exhibit 10.1 to the
               Company's Registration Statement on Form S-1, Registration
               No. 33-43306, as amended).
 10.6     --   America Service Group Inc. Amended Incentive Stock Plan (as
               adopted by the Board of Directors on March 19, 1996)
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the three month period
               ending June 30, 1996), as subsequently amended by resolution of the Board of Directors on September 16, 1996 to increase the number of shares reserved for issuance thereunder from
               1,075,000 to 1,182,500.
 10.7     --   America Service Group Inc. 401(k) Profit Sharing Plan
               (incorporated by reference to Exhibit 10.9 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1992).
 10.8     --   Prison Health Services, Inc. Medical Services Agreement for
               Alameda County, California, dated July 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).
 10.9     --   Prison Health Services, Inc. Agreement for the Department of
               Corrections of the State of Kansas, dated February 22, 1991, and Amendment thereto, dated August 27, 1991 (incorporated by reference to Exhibit 10.7 to the Company's Registration
               Statement on Form S-1, Registration No. 33-43306, as
               amended).
 10.10    --   Prison Health Services, Inc. Health Services Contract for
               State of Maryland, Department of Public Safety and
               Correctional Services dated November 30, 1992 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.11    --   Prison Health Services, Inc. Health Services Contract for
               the City of Philadelphia Department of Public Health
               (incorporated by reference to Exhibit 10.13 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993).
 10.12    --   Healthcare Services Contract with the State of Delaware,
               dated June 3, 1996 (incorporated by reference to Exhibit
               10.5 to the Company's Quarterly Report on Form 10-Q for the
               three month period ending June 30, 1996).
 10.13    --   Contractual Agreement between the Indiana Department of
               Correction and Prison Health Services, Inc. dated April 18,
               1997 (incorporated by reference to Exhibit 10.26 to the
               Company's Quarterly Report on Form 10-Q for the three month period ending June 30, 1997).
 10.14    --   Credit Agreement dated May 30, 1997 for $20,000,000 with
               NationsBank of Tennessee, N.A. (incorporated by reference to
               Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q
               for the three month period ending June 30, 1997).

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.15    --   Employment Agreement, dated April 1, 1996, between Scott L.
               Mercy and the Company, as amended (incorporated herein by
               reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 1996 and 10.28 to the Company's Quarterly Report on Form 10-Q for
               the three month period ended June 30, 1997).
 10.16    --   Amended and Restated Employment Agreement, dated September
               1, 1998, between Scott L. Mercy and America Service Group
               Inc.
 10.17    --   Employment Agreement, dated November 1, 1996, between
               Jeffrey J. Bairstow and the Company (incorporated by
               reference to Exhibit 10.17 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997).
 10.18    --   Non-qualified Stock Option by the Company and Jeffrey J.
               Bairstow, dated December 18, 1996, (incorporated by
               reference to Exhibit 10.18 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997).
 10.19    --   Employment Agreement, dated July 12, 1996, between Michael
               Catalano and the Company (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
               for the three month period ending September 31, 1996).
 10.20    --   Amended and Restated Employment Agreement, dated September
               1, 1998, between Michael Catalano and the Company
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the three month period
               ending September 31, 1998).
 10.21    --   Non-Qualified Stock Option between the Company and Michael
               Catalano, dated July 12, 1996, (incorporated by reference to
               Exhibit 10.20 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1996).
 10.22    --   Employment Agreement dated February 20, 1998 between Bruce
               A. Teal and the Company (incorporated by reference to
               Exhibit 10.18 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.23    --   Non-Qualified Stock Option between the Company and Bruce A.
               Teal dated, December 18, 1996, (incorporated by reference to
               Exhibit 10.21 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1996).
 10.24    --   Employment Agreement, dated February 12, 1998, between
               Gerard F. Boyle and the Company (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.25    --   Non-Qualified Stock Option between the Company and Gerard F.
               Boyle, dated February 12, 1998 (incorporated by reference to
               Exhibit 10.21 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.26    --   Lease Agreement for office located at Two Penns Way, Suite
               200, New Castle, Delaware 19720, and amendments thereto
               (incorporated herein by reference to Exhibit 10.8 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1995).
 10.27    --   Lease by and between Principal Mutual Life Insurance Company and America Service Group Inc. dated September 6, 1996
               (incorporated herein by reference to Exhibit 10.23 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1997).
 10.28    --   Sublease Agreement, dated April 22, 1997, between the
               Company and Citibank Delaware for office space located at
               Two Penns Way, Suite 200, New Castle, Delaware (incorporated herein by reference to Exhibit 10.24 to the Company's
               Quarterly Report on Form 10-Q for the three months ending
               March 31, 1997).
 10.29    --   Amended and Restated Incentive Stock Plan of the Company
               (incorporated by reference to Exhibit 10.27 to the Company's
               Quarterly Report on Form 10-Q for the three months ending
               June 30, 1997).
 21.1     --   Subsidiaries of the Company.
 23.1     --   Consent of Ernst & Young LLP.
 27.1     --   Financial Data Schedule for the year ended December 31, 1998
               (for SEC use only).

(b) Reports on Form 8-K.

          The following report on Form 8-K was filed during the fourth quarter of 1998.

          (a) Current Report on Form 8-K dated September 3, 1998 reporting certain changes in the executive officers and Chairman of the Board of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on March 26, 1999.

                                          AMERICA SERVICE GROUP INC.

                                          By:     /s/ MICHAEL CATALANO
                                            ------------------------------------
                                                      Michael Catalano
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 26, 1999.

                    SIGNATURES                                          TITLE
                    ----------                                          -----

               /s/ MICHAEL CATALANO                 Director, President and Chief Executive
--------------------------------------------------    Officer
                 Michael Catalano

                /s/ BRUCE A. TEAL                   Senior Vice President and Chief Financial
--------------------------------------------------    Officer
                  Bruce A. Teal

                /s/ SCOTT L. MERCY                  Director, Chairman of the Board
--------------------------------------------------
                  Scott L. Mercy

                                                    Director
--------------------------------------------------
                   Thomas Bogan

            /s/ JACK O. BOVENDER, JR.               Director
--------------------------------------------------
              Jack O. Bovender, Jr.

                /s/ WILLIAM EBERLE                  Director
--------------------------------------------------
                  William Eberle

               /s/ DAVID A. FREEMAN                 Director
--------------------------------------------------
                 David A. Freeman

                 /s/ JOHN GILDEA                    Director
--------------------------------------------------
                   John Gildea

              /s/ CAROL R. GOLDBERG                 Director
--------------------------------------------------
                Carol R. Goldberg

                           AMERICA SERVICE GROUP INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets at December 31, 1998 and 1997...   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997, and 1996.........................   F-4
Consolidated Statements of Changes in Common Stock,
  Additional Paid-in Capital, Retained Earnings (Deficit)
  and Treasury Stock for the years ended December 31, 1998,
  1997 and 1996.............................................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

FINANCIAL STATEMENT SCHEDULE
Valuation and qualifying Accounts and Reserves (Schedule II)
  for the years ended December 31, 1998, 1997 and 1996......  F-20

     All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Service Group Inc.

     We have audited the accompanying consolidated balance sheets of America Service Group Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in common stock, additional paid-in capital, retained earnings (deficit) and treasury stock, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Nashville, Tennessee
February 12, 1999, except for
Note 3, as to which the date is
March 16, 1999

                           AMERICA SERVICE GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 7,211,000   $ 3,445,000
  Short-term investments....................................           --     1,559,000
  Accounts receivable: Healthcare and other less allowance
     for doubtful accounts of $20,000 and $384,000 at
     December 31, 1998 and 1997.............................   13,760,000     8,242,000
  Prepaid expenses and other current assets.................    1,098,000     2,384,000
  Current deferred taxes....................................    2,730,000     2,116,000
                                                              -----------   -----------
Total current assets........................................   24,799,000    17,746,000
Restricted investments......................................           --     5,639,000
Property and equipment, net.................................    1,886,000     2,468,000
Deferred taxes..............................................    1,341,000     1,193,000
Cost in excess of net assets acquired, net..................           --       411,000
Other assets................................................      349,000       297,000
                                                              -----------   -----------
Total assets................................................  $28,375,000   $27,754,000
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,438,000   $ 3,243,000
  Accrued expenses..........................................   11,846,000    12,836,000
  Deferred revenue..........................................           --     1,410,000
                                                              -----------   -----------
Total current liabilities...................................   14,284,000    17,489,000
Noncurrent portion of accrued expenses......................    1,300,000     3,624,000
Commitments and contingencies
Redeemable common stock, $.01 par value, 186,000 shares
  issued and outstanding at December 31, 1998 and 1997......    1,842,000     1,842,000
Preferred stock, $.01 par value, 2,000,000 shares
  authorized; none outstanding..............................           --            --
Common stock, $.01 par value, 10,000,000 shares authorized;
  3,573,000 and 3,529,000 shares issued and outstanding at
  December 31, 1998 and 1997................................       36,000        35,000
Additional paid-in-capital..................................    8,351,000     7,926,000
Retained earnings (deficit).................................    2,562,000    (3,162,000)
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $28,375,000   $27,754,000
                                                              ===========   ===========

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
Healthcare revenue...................................  $113,287,000   $129,211,000   $152,282,000
Investment and interest income.......................       600,000        679,000        751,000
                                                       ------------   ------------   ------------
Total revenue........................................   113,887,000    129,890,000    153,033,000
Healthcare expenses..................................   100,619,000    118,631,000    145,618,000
                                                       ------------   ------------   ------------
Gross margin.........................................    13,268,000     11,259,000      7,415,000
Selling, general, and administrative expenses........     9,416,000      9,461,000     11,065,000
Nonrecurring (gain) loss.............................    (1,247,000)            --      6,241,000
                                                       ------------   ------------   ------------
Income (loss) from operations........................     5,099,000      1,798,000     (9,891,000)
Interest expense.....................................            --         12,000         42,000
                                                       ------------   ------------   ------------
Income (loss) before income taxes (benefits).........     5,099,000      1,786,000     (9,933,000)
Provision for income taxes (benefits)................      (625,000)       101,000     (1,247,000)
                                                       ------------   ------------   ------------
Net income (loss)....................................     5,724,000      1,685,000     (8,686,000)
Decrease (increase) in redeemable common stock.......            --         57,000       (226,000)
                                                       ------------   ------------   ------------
Net income (loss) attributable to common shares......  $  5,724,000   $  1,742,000   $ (8,912,000)
                                                       ============   ============   ============

Net income (loss) per common share:
  Basic..............................................  $       1.61   $        .50   $      (2.81)
                                                       ============   ============   ============
  Diluted............................................  $       1.57   $        .48   $      (2.81)
                                                       ============   ============   ============
Weighted average common shares outstanding:
  Basic..............................................     3,554,000      3,480,000      3,171,000
                                                       ============   ============   ============
  Diluted............................................     3,653,000      3,657,000      3,171,000
                                                       ============   ============   ============

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

              CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK,
                 ADDITIONAL PAID-IN CAPITAL, RETAINED EARNINGS
                          (DEFICIT) AND TREASURY STOCK

                                          COMMON STOCK       ADDITIONAL     RETAINED
                                       -------------------     PAID-IN      EARNINGS      TREASURY
                                        SHARES     AMOUNT      CAPITAL      (DEFICIT)       STOCK
                                       ---------   -------   -----------   -----------   -----------
Balance at January 1, 1996...........  3,404,000   $34,000   $ 6,887,000   $ 4,008,000   $(2,262,000)
Purchase of treasury stock (130,000
  shares)............................         --        --            --            --      (875,000)
Issuance of redeemable common
  stock..............................         --        --            --            --     1,004,000
Issuance of common stock under
  employee stock plan................         --        --        67,000            --        50,000
Exercise of options..................         --        --    (1,442,000)           --     1,875,000
Compensation for stock options.......         --        --     2,034,000            --            --
Increase in redemption value of
  common stock.......................         --        --            --      (226,000)           --
Net loss.............................         --        --            --    (8,686,000)           --
                                       ---------   -------   -----------   -----------   -----------
Balance at December 31, 1996.........  3,404,000    34,000     7,546,000    (4,904,000)     (208,000)
Issuance of common stock under
  employee stock plan................      8,000        --        68,000            --            --
Exercise of options..................    117,000     1,000       312,000            --       208,000
Decrease in redemption value of
  common stock.......................         --        --            --        57,000            --
Net income...........................         --        --            --     1,685,000            --
                                       ---------   -------   -----------   -----------   -----------
Balance at December 31, 1997.........  3,529,000    35,000     7,926,000    (3,162,000)           --
Issuance of common stock under
  employee stock plan................     13,000        --       138,000            --            --
Exercise of options..................     31,000     1,000       287,000            --            --
Net income...........................         --        --            --     5,724,000            --
                                       ---------   -------   -----------   -----------   -----------
                                       3,573,000   $36,000   $ 8,351,000   $ 2,562,000   $        --
                                       =========   =======   ===========   ===========   ===========

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
OPERATING ACTIVITIES
Net income (loss).......................................  $ 5,724,000   $ 1,685,000   $(8,686,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.........................      802,000     1,114,000     1,533,000
  Write-off of cost in excess of net assets acquired....      397,000            --            --
  Noncash compensation charge...........................           --            --     2,384,000
  Noncash change in redeemable common stock.............           --       (17,000)       62,000
  Provision for contract cancellation...................                         --     3,802,000
  Provision for doubtful accounts.......................           --       841,000     1,822,000
  Deferred income tax provision.........................     (762,000)     (101,000)           --
  Loss on asset disposals...............................           --       457,000            --
  Changes in operating assets and liabilities:
     Accounts receivable................................   (5,518,000)       63,000     5,621,000
     Assets held for sale...............................           --     2,900,000            --
     Prepaid expenses and other current assets..........    1,286,000     1,304,000    (2,136,000)
     Other assets.......................................      (52,000)     (132,000)      (72,000)
     Accounts payable...................................     (805,000)   (4,413,000)      243,000
     Accrued expenses...................................   (3,314,000)   (9,209,000)    4,839,000
     Deferred revenue...................................   (1,410,000)   (3,590,000)   (4,109,000)
     Income taxes payable...............................           --            --      (284,000)
                                                          -----------   -----------   -----------
Net cash provided by (used in) operating activities.....   (3,652,000)   (9,098,000)    5,019,000
INVESTING ACTIVITIES
Proceeds (purchases) of short-term investments..........    1,559,000       546,000    (1,405,000)
Proceeds from sale of restricted investments............    7,191,000       625,000     1,392,000
Purchases of restricted investments.....................   (1,552,000)     (806,000)   (2,276,000)
Capital expenditures....................................     (739,000)     (961,000)   (4,268,000)
Proceeds from sale of property and equipment............      533,000            --        81,000
                                                          -----------   -----------   -----------
Net cash provided by (used in) investing activities.....    6,992,000      (596,000)   (6,476,000)
FINANCING ACTIVITIES
Purchase of treasury stock..............................           --            --      (875,000)
Issuance of redeemable common stock.....................           --            --     1,278,000
Issuance of common stock................................      138,000        68,000        67,000
Exercise of stock options...............................      288,000       521,000     1,487,000
                                                          -----------   -----------   -----------
Net cash provided by financing activities...............      426,000       589,000     1,957,000
Net increase (decrease) in cash and cash equivalents....    3,766,000    (9,105,000)      500,000
Cash and cash equivalents at beginning of year..........    3,445,000    12,550,000    12,050,000
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of year................  $ 7,211,000   $ 3,445,000   $12,550,000
                                                          ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..................................  $        --   $    12,000   $    42,000
                                                          ===========   ===========   ===========
Cash paid for income taxes..............................  $    58,000            --   $   326,000
                                                          ===========   ===========   ===========

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Prison Health Services, Inc. (PHS) and its wholly-owned captive insurance subsidiary, Harbour Insurance, Inc. (Harbour), Southern Health Partners, Inc. (SHP) and UniSource, Inc. (UniSource). The Company liquidated and dissolved Harbour in November 1998 and sold all fixed operating assets of UniSource during 1998. The Company disposed of 90% of its interest in SHP in July 1996 and the remaining 10% in July 1997. All significant intercompany transactions and account balances have been eliminated.

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

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments reported in the Consolidated Balance Sheets, consist of cash and cash equivalents, short-term investments, accounts receivable, restricted investments, and accounts payable and approximate their fair values.

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

                           AMERICA SERVICE GROUP INC.

  Short-Term Investments

     Short-term investments consist of temporary investments in certificates of deposit. Investments are available for sale and by their nature are stated at fair value.

  Depreciation

     Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

  Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired represents the unamortized excess of the acquisition cost over the fair value of the net assets received at the date of acquisition. Amortization expense of $14,000, $42,000 and $43,000 for 1998, 1997 and 1996, respectively, was computed using the straight-line method over 15 years. Accumulated amortization as of December 31, 1997 was $323,000. The Company wrote off the unamortized portion of cost in excess of net assets acquired of $397,000 in June 1998 with the sale of UniSource.

  Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Used Assets and for Long-Lived Assets to be Disposed Of, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and cost in excess of net assets acquired.

  Treasury Stock

     Prior to December 1996, the Board of Directors had authorized the Company to purchase treasury stock to be available for issuance under stock options and other benefits under the Company's Incentive Stock Plan. Upon exercise of the stock options, the difference between the cost of the treasury shares, on a first-in, first-out basis, and the price of options exercised is reflected in additional paid-in capital. Treasury stock includes 31,000 common shares at December 31, 1996. The 31,000 common shares held in treasury as of December 31, 1996, were issued during 1997.

  Preferred Stock

     The Board of Directors has the power and authority to establish preferences related to dividends, redemptions, payment on liquidation, conversion privileges and voting rights. As of December 31, 1998 and 1997, the Company had no shares of preferred stock issued.

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

                           AMERICA SERVICE GROUP INC.

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

  Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, (Accounting for Stock Issued to Employees) ("APB 25"), and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, (Accounting for Stock-Based Compensation), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized as the difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant.

3.  ACQUISITION OF GOVERNMENT SERVICES DIVISION

     On January 26, 1999, the Company purchased all of the outstanding stock of EMSA Government Services, Inc. ("EMSA") from InPhyNet Administrative Services, Inc. ("InPhyNet") for $67.0 million in cash pursuant to a Stock Purchase Agreement, dated as of December 18, 1998 (the "Stock Purchase Agreement"), as amended by the First Amendment to Stock Purchase Agreement, dated as of January 26, 1999 (the "First Amendment"), between the Company and InPhyNet. InPhyNet is a wholly-owned subsidiary of MedPartners, Inc. ("MedPartners").

     EMSA conducts its operations through two wholly-owned subsidiaries, EMSA Correctional Care, Inc. and EMSA Military Services, Inc., each of which became indirect subsidiaries of the Company pursuant to its acquisition of EMSA. EMSA Correctional provides comprehensive managed healthcare solutions to state and local correctional facilities, managing healthcare for approximately 70,000 inmates. Following the EMSA acquisition, the Company, through EMSA Correctional and PHS, manages healthcare for approximately 133,000 inmates in 25 states. EMSA Military contracts with the U.S. Department of Defense (the "DOD") and the Veterans Administration (the "VA") to provide emergency medicine and primary healthcare services to active and retired military personnel and their dependents at medical facilities operated by the DOD and the VA.

     The purchase price paid to InPhyNet was subject to increase or decrease on a dollar-for-dollar basis by an amount equal to the amount by which EMSA's working capital, as defined, and as reflected on its balance sheet as of January 25, 1999 (the "Closing Date Balance Sheet"), was in excess of or was less than $27.6 million. The Closing Date Balance Sheet reflected working capital, as defined, of $24.0 million. Accordingly, the Company received $3.6 million in March 1999 as part of the purchase price adjustment. The Company will account for the EMSA acquisition using the purchase method of accounting.

     In connection with the EMSA acquisition: (i) the Company and all of its subsidiaries, including EMSA, EMSA Military and EMSA Correctional, entered into an Amended and Restated Credit Agreement, dated as of January 26, 1999, with NationsBank, N.A., as Administrative Agent and Issuing Bank ("NationsBank"), which provides for a revolving credit facility of up to $52.0 million (the "Credit Facility") and (ii) the Company entered into a Securities Purchase Agreement, dated as of January 26, 1999 (the "Securities Purchase Agreement") with Health Care Capital Partners L.P. ("Capital Partners") and Health Care Executive Partners L.P. ("Executive Partners"), investment funds managed by Ferrer Freeman Thompson &

                           AMERICA SERVICE GROUP INC.

Co. (collectively, with Capital Partners and Executive Partners, "FFT"). On January 26, 1999, pursuant to the Securities Purchase Agreement, the Company issued to Capital Partners and Executive Partners (i) $15.0 million aggregate principal amount of the Company's 12% Subordinated Convertible Bridge Notes due January 26, 2000 (the "Notes") with detachable warrants (the "Warrants") to purchase an aggregate 135,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and (ii) 50,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), for $5.0 million. The Notes, Warrants and Preferred Stock are referred to collectively as the "Convertible Securities."

     The Company used $47.0 million in borrowings under the Credit Facility and the aggregate $20 million in proceeds received from its issuance of the Convertible Securities to Capital Partners and Executive Partners to finance, in part, the EMSA acquisition.

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

     Approximately $1,700,000 of these payments reimbursed the Company for costs directly associated with the terminated merger. In connection with the anticipated merger, all of the UniSource employees were informed of the Company's intent to cease operations and sell or dispose of all of UniSource's operating assets. Accordingly, all costs associated with the disposal of UniSource, including $397,000 of unamortized cost in excess of net assets acquired, severance and other miscellaneous expenses, have been considered in determining the non-recurring gain of $1,247,000.

5.  NONRECURRING CHARGES

     During the fourth quarter of 1996, the Company commenced the move of its corporate headquarters from New Castle, Delaware to Brentwood, Tennessee. Related costs accrued were $1,055,000 for reengineering and downsizing of the Company's administrative processes.

     The Company increased its 1996 second quarter $1,000,000 loss estimate relating to the State of Georgia Department of Corrections contract by $2,802,000 in the fourth quarter of 1999, upon notification from the state in October 1996 of its intention not to renew the contract when it expired in June 1997. The estimate includes an approximate $500,000 write-down of equipment, which the State of Georgia agreed to purchase for $2,900,000.

     In April 1996, the Company entered into an agreement to grant the former Chief Executive Officer 175,000 stock options at the fair market value of the shares on March 28, 1996. The options were granted in May 1996 upon approval by the Shareholders, pursuant to an amendment to the Incentive Stock Plan in May 1996. The options contained accelerated vesting provisions, based upon the Company's stock achieving certain targeted price levels. During 1996, these price levels were obtained and a $2,034,000 noncash compensation charge was recognized, based upon the difference between the exercise price agreed upon in March 1996 and the fair market value on the date of grant. The former Chief Executive Officer was also awarded 40,000

                           AMERICA SERVICE GROUP INC.

redeemable common shares which resulted in a $350,000 compensation charge based upon the fair market value of the shares on the date of award.

6.  RESTRICTED INVESTMENTS

     Restricted investments represent required funding for Harbour, the captive insurance subsidiary, and accordingly, were intended to be held to maturity. All restricted investments are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

     The amortized cost and approximate market value of restricted investments are as follows:

                                                                   DECEMBER 31, 1997
                                                             -----------------------------
                                                             AMORTIZED COST   MARKET VALUE
                                                             --------------   ------------
U.S. Treasury and governmental agency obligations..........    $1,723,000      $1,738,000
Corporate bonds............................................     3,262,000       3,194,000
Mortgage backed securities.................................       654,000         654,000
                                                               ----------      ----------
                                                               $5,639,000      $5,586,000
                                                               ==========      ==========

     In October 1998, the Company completed a portfolio transfer of all outstanding medical malpractice claims covered under Harbour related to the period December 1, 1997 and prior through the execution of a Novation Agreement, which transferred the risk of all reported claims to a third party. Subsequent to all restrictions being removed on the investments, the Company dissolved Harbour in November 1998.

7.  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and comprised of the following:

                                                     DECEMBER 31,
                                               -------------------------      ESTIMATED
                                                  1998          1997        USEFUL LIVES
                                               -----------   -----------   ---------------
Building and improvements....................  $    41,000   $   604,000   10 - 31.5 years
Equipment and furniture......................    3,326,000     3,988,000      5 - 10 years
Medical equipment............................      366,000       344,000       5 - 7 years
Automobile...................................       12,000        14,000       3 - 5 years
                                               -----------   -----------   ---------------
                                                 3,745,000     4,950,000
Less: Accumulated depreciation...............   (1,859,000)   (2,482,000)
                                               -----------   -----------
                                               $ 1,886,000   $ 2,468,000
                                               ===========   ===========

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $788,000, $1,072,000 and $1,490,000, respectively.

                           AMERICA SERVICE GROUP INC.

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Salaries and employee benefits..............................  $ 5,937,000   $ 4,345,000
Medical claims..............................................    4,243,000     6,047,000
Liability claims............................................    2,408,000     4,494,000
Legal.......................................................      190,000       429,000
Severance...................................................       19,000       290,000
Merger costs................................................           --       247,000
Accrued loss on Georgia contract............................           --       200,000
Other.......................................................      349,000       408,000
                                                              -----------   -----------
                                                               13,146,000    16,460,000
Less: Noncurrent portion of liability claims................   (1,300,000)   (3,624,000)
                                                              -----------   -----------
                                                              $11,846,000   $12,836,000
                                                              ===========   ===========

9.  BANKING ARRANGEMENTS

     On March 28, 1997, the Company entered into a $20,000,000 line of credit facility expiring September 2000 for general corporate purposes including working capital, the issuance of letters of credit for performance bonds and the funding of acquisitions. The interest rate was based on LIBOR or prime rates subject to the quarterly operating performance of the Company, as defined in such facility. The line of credit was collateralized by all assets of the Company and its operating subsidiaries and is also subject to certain quarterly financial covenants of which the Company was in compliance with throughout 1998. No borrowings were outstanding under the lines of credit at December 31, 1998 and 1997. Such credit facility was replaced by the Credit Facility.

     PHS had open letters of credit of $503,000 and $3,641,000 at December 31, 1998 and 1997, respectively, supporting performance guaranteed on specific contracts. Subsequent to December 31, 1998, the Company had the remaining $503,000 letters of credit returned.

10.  INCOME TAXES

     The Company's provision (benefit) for income taxes consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        1998        1997        1996
                                                      ---------   --------   -----------
Current income taxes:
  Federal...........................................  $  50,000   $     --   $(1,110,000)
  State.............................................     87,000         --      (137,000)
                                                      ---------   --------   -----------
                                                        137,000         --    (1,247,000)
Deferred taxes:
  Federal...........................................   (682,000)        --            --
  State.............................................    (80,000)   101,000            --
                                                      ---------   --------   -----------
                                                       (762,000)   101,000            --
                                                      ---------   --------   -----------
Income taxes (benefits).............................  $(625,000)  $101,000   $(1,247,000)
                                                      =========   ========   ===========

                           AMERICA SERVICE GROUP INC.

     Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998         1997
                                                              ----------   -----------
Net operating loss carryforwards............................  $2,161,000   $ 2,835,000
Executive stock options.....................................     773,000       773,000
Self-insurance reserves.....................................     733,000     1,714,000
Accrued vacation............................................     421,000       299,000
Bad debt allowance..........................................      59,000       146,000
Depreciation................................................      48,000      (461,000)
Accrued legal...............................................    (134,000)      140,000
Accrued severance...........................................       6,000       109,000
Accrued merger costs........................................          --       247,000
Accrued loss on Georgia contract............................          --        76,000
Other.......................................................       4,000        96,000
                                                              ----------   -----------
                                                               4,071,000     5,974,000
Valuation allowance.........................................          --    (2,665,000)
                                                              ----------   -----------
                                                              $4,071,000   $ 3,309,000
                                                              ==========   ===========

     The valuation allowance for deferred tax assets has been eliminated at December 31, 1998 as it is more likely than not that the deferred tax assets will be realized through the future reversion of existing taxable temporary differences and the generation of future taxable income. As of December 31, 1998, the Company had federal and state net operating loss carryforwards of $5,686,000 expiring in 2005 through 2006.

     A reconciliation of the federal statutory rate to the effective tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Federal tax.................................................   34.0%    34.0%   (34.0)%
State income taxes..........................................    4.0      5.7     (1.4)
Alternative minimum tax.....................................    1.0       --       --
Other.......................................................    1.0      1.0       --
Increase (decrease) in valuation allowance..................  (52.3)   (35.0)    22.8
                                                              -----    -----    -----
                                                              (12.3)%    5.7%   (12.6)%
                                                              =====    =====    =====

11.  REDEEMABLE COMMON STOCK

     During 1996, the Company sold 146,000 shares of common stock (purchased shares) and awarded 40,000 shares (awarded shares) of common stock to its then Chief Executive Officer. The 146,000 shares were sold at the then current fair market value of $8.75 per share. The vesting of the awarded shares could be, and was accelerated under the terms of the award and a compensation charge of $8.75 per share was recorded representing the fair market value of the shares on the date of issuance. As of March 31, 1997, the redemption price was fixed at $9.90 per share, through an amendment to the employment agreement. Changes in the redemption value of the purchased and awarded shares were recorded as adjustments to retained earnings and compensation expense, respectively. During 1997, the Company decreased the redemption value of the purchased and awarded shares, respectively, by $57,000 and $17,000, and during 1996 increased the redemption value by $226,000 and $62,000.

                           AMERICA SERVICE GROUP INC.

12.  NET INCOME (LOSS) PER SHARE

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three years in the period ended December 31, 1998.

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1998         1997         1996
                                                    ----------   ----------   -----------
NUMERATOR:
Net Income (loss).................................  $5,724,000   $1,685,000   $(8,686,000)
Redeemable Common Stock...........................          --       57,000      (226,000)
                                                    ----------   ----------   -----------
Numerator for basic and diluted earnings per
  share -- income (loss) available to common
  stockholders....................................  $5,724,000   $1,742,000   $(8,912,000)
                                                    ==========   ==========   ===========
DENOMINATOR:
Denominator for basic earnings per
  share -- weighted average shares................   3,554,000    3,480,000     3,171,000
Effect of dilutive securities:
  Employee stock options..........................      99,000      177,000            --
                                                    ----------   ----------   -----------
Denominator for diluted earnings per
  share -- adjusted weighted average shares and
  assumed conversions.............................   3,653,000    3,657,000     3,171,000
                                                    ==========   ==========   ===========
Basic earnings per share..........................  $     1.61   $      .50   $     (2.81)
                                                    ==========   ==========   ===========
Diluted earnings per share........................  $     1.57   $      .48   $     (2.81)
                                                    ==========   ==========   ===========

     During any given quarter for the years ended December 31, 1998, 1997, and 1996 there were no more than 388,000, 175,100 and 762,000 options, respectively, to purchase common stock with weighted average exercise prices of $12.04, $12.84 and $8.60, respectively, not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price for the period of the common shares or there was a loss for the year and, therefore, the effect would be antidilutive.

     In addition, during any given quarter for the year ended December 31, 1998 and 1997 there were no more than 186,000 shares of common stock which the Company is required to repurchase upon termination of the former Chief Executive Officer, as part of the written put option included in the employment agreement, which were not included in the computation of diluted earnings per share because the exercise (redemption) price was less than the average market price of the common shares for the period or there was a loss for the year and, therefore, the effect would be antidilutive.

13.  STOCK OPTION PLANS

     The Company has an Incentive Stock Plan, which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 1,483,000 shares of the Company's common stock. Awards and vesting periods under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options can not be less than the fair market value at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

                           AMERICA SERVICE GROUP INC.

     The following is a summary of stock option activity under the plan:

                                                                               WEIGHTED
                                                                               AVERAGE
                                               OPTIONS      PRICE RANGE     EXERCISE PRICE
                                               --------   ---------------   --------------
Outstanding, December 31, 1995...............   668,000   $2.33 -- $11.19       $ 5.00
  Granted....................................   402,000    6.93 --  13.13        10.53
  Exercised..................................  (325,000)   2.33 --   6.50         3.39
  Stock award vested.........................   (40,000)   8.75 --   8.75         8.75
  Canceled...................................   (19,000)   4.50 --  13.12        12.16
                                               --------   ---------------       ------
Outstanding, December, 1996..................   686,000    2.67 --  13.12         8.66
  Granted....................................    97,000   10.19 --  14.44        12.98
  Exercised..................................  (147,000)   2.67 --  13.13         3.45
  Canceled...................................   (42,000)   4.50 --  13.88        11.91
                                               --------   ---------------       ------
Outstanding, December 31, 1997...............   594,000    4.50 --  14.44        10.41
  Granted....................................   186,000    8.69 --  13.56         9.89
  Exercised..................................    (6,000)   6.50 --  10.63         9.19
  Canceled...................................   (91,000)   6.31 --  14.44        11.33
                                               --------   ---------------       ------
Outstanding, December 31, 1998...............   683,000   $4.50 -- $14.44       $10.12
                                               ========   ===============       ======

     Total options available for future grants at December 31, 1998 and 1997, were 280,000 and 76,000, respectively. Under separate plans and as part of the recruitment of the Chief Operating Officer and Vice President of Marketing, the Company granted 75,000 options and 60,000 options, respectively, at fair market value during 1998.

     In April 1996, the Company granted the former Chief Executive Officer 175,000 stock options pursuant to an amendment to the Incentive Stock Plan in May 1996 which resulted in a $2,034,000 noncash compensation charge.

     As of December 31, 1998, 439,000 options were exercisable under all plans. The Company has reserved 1,483,000 shares of common stock for options outstanding and for options which may be granted in the future.

                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-------------------------------------------------------------------------   -------------------------------------
                                      WEIGHTED AVERAGE
RANGE OF                OUTSTANDING      REMAINING       WEIGHTED AVERAGE   NUMBER EXERCISABLE   WEIGHTED AVERAGE
EXERCISE PRICES         AT 12/31/98   CONTRACTUAL LIVE    EXERCISE PRICE       AT 12/31/98        EXERCISE PRICE
---------------         -----------   ----------------   ----------------   ------------------   ----------------
$4.50 --  6.50........     63,000           5.91              $5.69               63,000              $5.69
 8.69 -- 11.19........    574,000           9.49               9.52              274,000               9.45
13.13 -- 14.44........    181,000           8.87              13.58              102,000              13.44
----------------------    -------                                                -------
$4.50 -- 14.14........    818,000                                                439,000
======================    =======                                                =======

     Options exercisable at December 31, 1998 had a weighted average exercise of $9.84.

                           AMERICA SERVICE GROUP INC.

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

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                            --------------
                                                            1998      1997
                                                            ----      ----
Volatility................................................  0.6       0.7
Interest rate.............................................  5.0%      5.8%
Expected life (years).....................................    3         3
Dividend yields...........................................  0.0%      0.0%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                           1998                1997                 1996
                                     -----------------   -----------------   ------------------
                                        AS       PRO        AS       PRO        AS        PRO
                                     REPORTED   FORMA    REPORTED   FORMA    REPORTED    FORMA
                                     --------   ------   --------   ------   --------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)..................   $5,724    $5,231    $1,685    $1,029   $(8,686)   $(7,190)
Income per common share:
  Basic............................   $ 1.61    $ 1.47    $  .50    $  .30   $ (2.81)   $ (2.04)
  Diluted..........................   $ 1.57    $ 1.44    $  .48    $  .28   $ (2.81)   $ (2.04)

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during 1998, 1997 and 1996 is $4.26, $5.41 and $4.93, respectively.

14.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Retirement Savings Plan (the Plan) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the plan a portion of their compensation. The Company matches such employee contributions to the Plan ranging from 1% to 3% depending on their years of participation. The Company recorded an expense of $316,000, $266,000 and $299,000 for the years ended December 31, 1998, 1997 and 1996, respectively, related to the matching contributions of the Plan.

     The Company instituted an Employee Stock Purchase Plan during 1996. Employees who have completed one year of service are eligible to contribute up to 10% of their annual salaries whereby common shares will be purchased at 85% of the Company's fair market value as defined within the agreement. At December 31, 1997, the Company had recorded $136,000, included in accrued expenses, related to a one-time opportunity

                           AMERICA SERVICE GROUP INC.

for employees to rescind the purchase of common stock under the plan and to receive a refund of their payroll deductions for the July 1, 1997 through December 31, 1997 period.

15.  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

     Subsequent to December 1, 1997, the Company has maintained third party commercial insurance on a claims-made basis with primary limits of $1,000,000 each occurrence and $3,000,000 in the aggregate. In addition, the Company has maintained excess liability insurance of $15,000,000 for each claim and $15,000,000 annual aggregate. For the period prior to December 1, 1997, Harbour Insurance, Inc., a wholly-owned captive insurance company incorporated under the laws of the State of Delaware, provided professional and general liability coverage to PHS with limits of $1,000,000 per claim and various aggregate limits per policy year. The aggregate limit for policy years ended 1997 and 1996 was $3,500,000 and $3,250,000, respectively.

     Possible claims in excess of the individual and aggregate claims per policy year up to a maximum of $15,000,000 for 1997 and $5,000,000 for 1996 are covered by third-party insurance policies on a claims-made basis.

     Any liabilities in excess of the third-party insurance limits are assumed by the Company. The Harbour policy relative to the contract with the Georgia Department of Corrections, which terminated on June 30, 1997, is an occurrence-based policy with similar levels of self-insured retention.

     The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses discounted at 7% in 1998 and 6% in 1997. Amounts accrued were $2,408,000 and $4,494,000 at December 31, 1998 and 1997, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 1998, represent management's best estimate of the amounts necessary to discharge the Company's obligations.

     During 1998, the Company completed a portfolio transfer of all Harbour claims made prior to December 1, 1997 through the execution of a Novation Agreement and dissolved Harbour resulting in no gain or loss.

16.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases office space and equipment through October 2003 under certain noncancelable operating leases.

     The Company has a sublease agreement with a third party for its former corporate office space in New Castle, Delaware. The sublease is for the period May 1, 1997 through April 30, 2000. The original lease term expires July 31, 2000.

     In connection with the MedPartners Settlement Agreement, the Company closed its regional offices in Atlanta, Georgia, and Newark, Delaware and assigned future lease payments to MedPartners.

                           AMERICA SERVICE GROUP INC.

     Future minimum annual lease payments at December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31:
------------------------
  1999......................................................  $  725,000
  2000......................................................     605,000
  2001......................................................     349,000
  2002......................................................     290,000
  2003......................................................     254,000
  Thereafter................................................      19,000
                                                              ----------
                                                               2,242,000
Sublease receipts...........................................    (499,000)
                                                              ----------
                                                              $1,743,000
                                                              ==========

     Rental expense under operating leases was $394,000, $516,000, and $564,000 for the years ended December 1998, 1997 and 1996, respectively.

  Catastrophic Limits

     Many of the Company's contracts require reimbursement to the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or AIDS-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company's operations. The Company maintains insurance from an unaffiliated insurer for contracts, which do not contain catastrophic protection for hospitalization amounts in excess of $125,000 per inmate through September 1998 and $200,000 per inmate thereafter. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

  Litigation and Claims

     The Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 1998 and 1997. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

                           AMERICA SERVICE GROUP INC.

17.  MAJOR CUSTOMERS AND GEOGRAPHICAL CONCENTRATIONS

     The Company considers its managed healthcare services business to be one segment for reporting under Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Consequently, other than the following enterprise-wide disclosures relating to major customers and geographic concentrations, reportable segment information is not applicable. The following is a summary of revenues from major customers:

                                            YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------
                                 1998                1997                1996
                           -----------------   -----------------   -----------------
                           REVENUE   PERCENT   REVENUE   PERCENT   REVENUE   PERCENT
                           -------   -------   -------   -------   -------   -------
                                                (IN THOUSANDS)
State of Indiana.........  $23,968    21.2%    $ 7,688     5.9%    $    --      --%
State of Kansas..........   19,223    17.0      18,095    14.0      17,096    11.2
City of Philadelphia.....   17,966    15.9      17,865    13.8      16,034    10.5
County of Alameda........   12,122    10.7      11,601     9.0      11,619     7.6
State of Georgia.........      291     .02      30,854    23.9      56,662    37.2
State of Maryland........       --      --       6,022     4.6      15,479    10.2

     Estimated credit losses associated with the receivables are provided for in the consolidated financial statements. The contract with the State of Georgia expired June 30, 1997.

18.  FOURTH QUARTER ADJUSTMENTS

     The Company made a year end adjustment in 1997 resulting from a change in estimate relating to medical malpractice reserves. The adjustment of $1,400,000 increased basic and diluted earnings per share by $.40 and $.39, respectively.

     The Company made a year end adjustment in 1998 resulting from a change in estimate relating to the valuation allowance for deferred tax assets. The adjustment of $763,000 increased basic and diluted earnings per share by $.21.

                                                                     SCHEDULE II

                           AMERICA SERVICE GROUP INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                 ADDITIONS
                                                   BALANCE AT    CHARGED TO                BALANCE AT
                                                  BEGINNING OF   COSTS AND                   END OF
                                                     PERIOD       EXPENSES    DEDUCTIONS     PERIOD
                                                  ------------   ----------   ----------   ----------
DECEMBER 31, 1998
Allowance for doubtful accounts.................   $  384,000    $       --   $  364,000   $   20,000
Valuation allowance for deferred tax asset......    2,665,000            --    2,665,000           --
                                                   ==========    ==========   ==========   ==========
                                                   $3,049,000    $       --   $3,029,000   $   20,000
                                                   ==========    ==========   ==========   ==========
DECEMBER 31, 1997
Allowance for doubtful accounts.................   $2,016,000    $  841,000   $2,473,000   $  384,000
Valuation allowance for deferred tax asset......    3,009,000            --      344,000    2,665,000
                                                   ==========    ==========   ==========   ==========
                                                   $5,025,000    $  841,000   $2,817,000   $3,049,000
                                                   ==========    ==========   ==========   ==========
DECEMBER 31, 1996
Allowance for doubtful accounts.................   $  840,000    $1,822,000   $  646,000   $2,016,000
Valuation allowance for deferred tax asset......           --     3,009,000           --    3,009,000
                                                   ==========    ==========   ==========   ==========
                                                   $  840,000    $4,831,000   $  646,000   $5,025,000
                                                   ==========    ==========   ==========   ==========