Form 10-Q
period 1999-03-31
AMERICA SERVICE GROUP INC /DE
filed 1999-05-14
CIK 877476

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

For the quarterly period ended March 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

                  YES   X      NO
                  --------

   There were 3,576,163 shares of Common Stock outstanding as of May 6, 1999.

                           AMERICA SERVICE GROUP INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at March 31, 1999 and
        December 31, 1998                                                     3

        Condensed Consolidated Income Statements for the quarters
        ended March 31, 1999 and March 31, 1998                               4

        Condensed Consolidated Statements of Cash Flows for the three
        months ended March 31, 1999 and March 31, 1998                        5

        Notes to Condensed Consolidated Financial Statements                 6-8

Item 2. Management's Discussion and Analysis of Financial Condition          8-11
        and Results of Operations


PART II. OTHER INFORMATION

Item 5: Other Events                                                          12

Item 6: Exhibits and Reports on Form 8-K                                      12

Signature page                                                                13


PART I:  FINANCIAL INFORMATION


                           AMERICA SERVICE GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                                        MARCH 31, 1999   DECEMBER 31, 1998
                                                        --------------   -----------------
Current assets:
     Cash and cash equivalents                          $  1,477,000        $ 7,211,000
     Accounts receivable: Healthcare and other,
         less allowance for doubtful accounts             54,901,000         13,760,000
     Prepaid expenses and other current assets             4,282,000          1,098,000
     Current deferred taxes                                2,730,000          2,730,000
                                                        ------------        -----------
         Total current assets                             63,390,000         24,799,000

Property and equipment, net                                3,264,000          1,886,000
Deferred taxes                                             1,341,000          1,341,000
Cost in excess of net assets acquired, net                45,933,000               --
Other assets                                                 827,000            349,000
                                                        ------------        -----------
                                                        $114,755,000        $28,375,000
                                                        ============        ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $ 12,468,000        $ 2,438,000
     Accrued expenses                                     30,434,000         11,846,000
     Subordinated notes                                   14,460,000               --
                                                        ------------        -----------
         Total current liabilities                        57,362,000         14,284,000

Noncurrent portion of accrued expenses                     1,477,000          1,300,000
Long-term debt                                            37,000,000               --
Commitments and contingencies
Mandatory redeemable preferred stock                       5,000,000               --
Mandatory redeemable common stock                          1,842,000          1,842,000

Common stock                                                  36,000             36,000
Additional paid in capital                                 9,041,000          8,351,000
Retained earnings                                          2,997,000          2,562,000
                                                        ------------        -----------
Total liabilities and stockholders' equity              $114,755,000        $28,375,000
                                                        ============        ===========

                           AMERICA SERVICE GROUP INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                   QUARTER ENDED
                                                                     MARCH 31,

                                                            1999               1998
                                                            ----               ----
Healthcare revenue                                     $ 58,281,000        $ 27,632,000
Healthcare expenses                                      52,478,000          24,842,000
                                                       ------------        ------------
Gross margin                                              5,803,000           2,790,000
Selling, general and administrative expenses              3,020,000           2,761,000
Depreciation and amortization                               667,000             294,000
                                                       ------------        ------------
Income (loss) from operations                             2,116,000            (265,000)
Interest, net                                            (1,024,000)            132,000
                                                       ------------        ------------
Income (loss) before nonrecurring gain and taxes          1,092,000            (133,000)
MedPartners settlement                                         --             1,595,000
                                                       ------------        ------------
Income before taxes                                       1,092,000           1,462,000
Provision for income taxes                                  612,000                --
                                                       ------------        ------------
Net income                                                  480,000           1,462,000
Preferred stock dividends                                    45,000                --
                                                       ------------        ------------
Net income attributable to common shares               $    435,000        $  1,462,000
                                                       ============        ============

Net income per common share:
     Basic                                             $       0.12        $       0.41
                                                       ============        ============
     Diluted                                           $       0.12        $       0.41
                                                       ============        ============
Weighed average shares outstanding:
     Basic                                                3,575,000           3,530,000
                                                       ============        ============
     Diluted                                              4,166,000           3,591,000
                                                       ============        ============

                           AMERICA SERVICE GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  QUARTER ENDED MARCH 31,
                                                                  1999              1998
                                                                  ----              ----
Operating Activities:
Net income                                                    $    480,000       $ 1,462,000
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                 667,000           294,000
     Accretion of subordinated notes                               119,000              --
     Changes in operating assets and liabilities, net of
     effects from acquisition:
         Accounts receivable                                    (1,688,000)       (2,179,000)
         Prepaid expenses and other current assets              (2,386,000)          507,000
         Other assets                                             (218,000)            2,000
         Accounts payable                                       10,031,000          (503,000)
         Accrued expenses                                       (3,434,000)        1,154,000
         Deferred revenue                                             --          (1,410,000)
                                                              ------------       -----------
Net cash provided by (used in) operating activities              3,571,000          (673,000)

Investing Activities:
Cash paid for acquisition, net of cash acquired                (66,077,000)             --
Capital expenditures                                              (259,000)         (129,000)
Change in short-term investments                                      --             566,000
Change in restricted investments                                      --            (652,000)
                                                              ------------       -----------
Net cash used in investing activities                          (66,336,000)         (215,000)

Financing Activities:
Proceeds from long-term debt                                    47,000,000              --
Proceeds from mandatory redeemable preferred stock               5,000,000              --
Proceeds from subordinated notes                                15,000,000              --
Payments on long-term debt                                     (10,000,000)             --
Exercise of stock options                                           31,000           247,000
                                                              ------------       -----------
Net cash provided by financing activities                       57,031,000           247,000

Net decrease in cash and cash equivalents                       (5,734,000)         (641,000)
Cash and cash equivalents, beginning of period                   7,211,000         3,445,000
                                                              ------------       -----------
Cash and cash equivalents, end of period                      $  1,477,000       $ 2,804,000
                                                              ============       ===========


                           AMERICA SERVICE GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.       BASIS OF PRESENTATION

The interim consolidated financial statements as of March 31, 1999 and for the quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the three months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1998.

2.       RECLASSIFICATIONS

Certain reclassifications have been made to the March 1998 Condensed Consolidated Income Statement relating to the presentation of the MedPartners Release and Settlement Agreement as discussed in Note 4. Specifically, $0.4 million of reimbursements relating to healthcare and lease costs are now reflected in healthcare expenses and $0.7 million of costs and associated with the failed merger are included in selling, general and administrative expenses. The reclassifications increased the nonrecurring gain by $1.1 million to $1.6 million. The reclassifications did not impact net income or earnings per share calculations and were discussed in conjunction with the Company's March 1998 10-Q's Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

EMSA conducts its operations through two wholly-owned subsidiaries, EMSA Correctional Care, Inc. and EMSA Military Services, Inc., each of which became indirect subsidiaries of the Company pursuant to its acquisition of EMSA. EMSA Correctional provides comprehensive managed healthcare solutions to state and local correctional facilities, managing healthcare for approximately 70,000 inmates. Following the EMSA acquisition, the Company, through EMSA Correctional and Prison Health Services, Inc. ("PHS"), manages healthcare for approximately

133,000 inmates in 25 states. EMSA Military contracts with the U.S. Department of Defense (the "DOD") and the Veterans Administration (the "VA") to provide emergency medicine and primary healthcare services to active and retired military personnel and their dependents at medical facilities operated by the DOD and the VA.

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

In connection with the EMSA acquisition: (i) the Company and all of its subsidiaries, including EMSA, EMSA Military and EMSA Correctional, entered into an Amended and Restated Credit Agreement, dated as of January 26, 1999, with NationsBank, N.A., as Administrative Agent and Issuing Bank ("NationsBank"), which provides for a revolving credit facility of up to $52.0 million (the "Credit Facility") through July 26, 1999, at which time availability is reduced as defined within the Credit Facility and (ii) the Company entered into a Securities Purchase Agreement, dated as of January 26, 1999 (the "Securities Purchase Agreement") with Health Care Capital Partners L.P. ("Capital Partners") and Health Care Executive Partners L.P. ("Executive Partners"), investment funds managed by Ferrer Freeman Thompson & Co. (collectively, with Capital Partners and Executive Partners, "FFT"). On January 26, 1999, pursuant to the Securities Purchase Agreement, the Company issued to Capital Partners and Executive Partners (i) $15.0 million aggregate principal amount of the Company's 12% Subordinated Convertible Bridge Notes due January 26, 2000 (the "Notes") with detachable warrants (the "Warrants") to purchase an aggregate 135,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and
(ii) 50,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), for $5.0 million. The Preferred Stock is subject to mandatory redemption on July 26, 2005. The Notes, Warrants and Preferred Stock are referred to collectively as the "Convertible Shares."

The Company used $47.0 million in borrowings under the Credit Facility and the aggregate $20.0 million in proceeds received from its issuance of the Convertible Securities to Capital Partners and Executive Partners to finance, in part, the EMSA acquisition, which consisted of assets acquired of $89.2 million, including cash of $0.9 million and $46.4 million of cost in excess of net assets acquired and the assumption of $22.2 million in liabilities. The following unaudited pro forma results of operations give effect to the operations of the Company as if the acquisition had occurred effective January 1, 1999:

                   Healthcare revenue                                $68,009,000
                   Net income attributable to common shares              433,000
                   Net income per common share:
                       Basic                                         $      0.12
                                                                     ===========
                       Diluted                                       $      0.11
                                                                     ===========



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

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, discussions of the Company's business strategy and expectations concerning the Company's position in the industry, future operations, margins, profitability, liquidity and capital resources. All these forward-looking statements are based on estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements and estimates. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K") under the heading "Item 1. Business - Cautionary Statements," which cautionary statements are hereby incorporated herein by reference. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the 1998 Form 10-K. In light of these and other uncertainties, the inclusion of forward-looking statements herein or in any statement made by the Company should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS OF OPERATIONS

FIRST QUARTER MARCH 1999 VERSUS FIRST QUARTER MARCH 1998

Healthcare revenues for the quarter March 1999 increased to $58.3 million from $27.6 million in the first quarter 1998. The $30.7 million increase is attributable to both the acquisition of EMSA and an increase in inmate population and automatic pricing adjustments of existing PHS contracts. Revenue from EMSA was $28.4 million, while existing PHS contracts increased $2.3 million or 8.3% as compared to March 1998.

Healthcare expenses during the first quarter 1999 were $52.5 million or 90.0% of revenue versus $24.8 million or 89.9% of revenue for the same period in 1998. The $27.7 million increase is mainly attributable to the EMSA acquisition.

Selling, general and administrative expenses for the quarter ended March 1999 increased $0.3 million as compared to March 1998, due to the additional costs related to the EMSA acquisition. Selling, general and administrative expenses for the quarter ended March 1998 include $0.7 million of costs to related the failed merger with MedPartners. As a percent of revenue, selling, general and administrative expenses are 5.2% for March 1999 versus 7.6% for March 1998, exclusive of the costs associated with the failed merger. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by the EMSA acquisition.

Depreciation and amortization increased $0.4 million to $0.7 million for March 1999. The increase is due to the amortization of cost in excess of net assets relating to the EMSA acquisition, which is being amortized over twenty years.

Net interest expense of $1.0 million for March 1998 relates to the financing of the EMSA acquisition through the Senior Revolving Credit Facility of $47.0 million and the $15.0 million

Convertible Subordinated Notes. Interest expense of $1.1 million was offset by $0.1 million of interest income.

Income taxes for March 1999 were $0.6 million, which equates to a 56.0% effective tax rate. The significant effective rate is directly related to the non-deductibility of interest related to the Convertible Subordinated Notes. The March 1998 financial statements have no provision for income taxes due to the utilization of income tax loss carryforwards.

The Company recorded a gain of $1.6 million in the first quarter of 1998 related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company received payments totaling $2.2 million in February and April 1998, of which $1.0 million reimbursed the Company for costs directly associated with the terminated merger transaction. In addition to the $1.2 million recognized from payments from MedPartners, an additional $0.4 million in employee healthcare and lease costs were reimbursed by MedPartners for the quarter ended March 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments at March 31, 1999, were $1.5 million, compared with cash, cash equivalents and investments of $7.2 million at December 31, 1998. Cash provided by operating activities during the three months ended March 31, 1999 was $3.6 million compared to cash used in operations of $.7 million for the comparable 1998 period. The overall increase in cash from operating activities was due to the transitioning of corporate finance during the first quarter, including processing of vendor and medical claims invoices and accounts receivable. The transition delayed the processing of both vendor and medical providers' claims, as well as billing and collections of certain contracts' monthly base fees, whereby the net impact was to increase cash. The decrease in cash is attributable to the paydown of $10.0 million of the Senior Revolving Credit Facility offset by cash from operating activities.

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

The Company has completed the evaluation of all computer systems and software it currently utilizes and has determined that 85% of all computer systems and software will be in compliance without modification. The Company is currently in the process of modifying or replacing the remaining 15% of its computer systems and software. The general ledger, accounts payable and accounts receivable systems have been upgraded, tested and are in production. Timekeeping software is currently being upgraded and is currently 87% complete. The timekeeping upgrades will be completed by July 1, 1999. The Company's most significant outsourcing contract is for medical claims processing and payment and that vendor has certified that all Year 2000 modifications will be completed by December 31, 1999.

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

The Company has also initiated communications with suppliers and vendors whose supplies are essential for day-to-day operations regarding their state of Year 2000 readiness. The Company is continuing its efforts to obtain such information from all critical suppliers and vendors and feels that it will be able to determine its vendors' status by July 31, 1999. Failure of certain suppliers and vendors to remain in business without interruptions following December 31, 1999 could have a material impact on operations or the Company's ability to provide healthcare services. Contingency plans may include stockpiling medical supplies and materials, increasing inventory levels and securing alternate sources of supply. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by July 31, 1999. Costs as a result of these types of occurrences are in the process of being determined.

Because the Company's physical sites are located within facilities owned and operated by other entities whose Year 2000 readiness efforts it does not control, there will be issues that arise which are dependent on these clients' efforts. The Company has initiated communications with its clients on these matters. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by July 31, 1999 and feels costs related to this phase will be immaterial.

The Company expects to expend approximately $0.1 million in connection with evaluating, modifying and replacing its computer systems and software and expects to fund such expenditures through operating cash flows. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

PART II:   OTHER INFORMATION

ITEM 5. -- OTHER EVENTS

           On April 27, 1999, the Company issued a press release discussing its first quarter 1999 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

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

             27.1 Financial Data Schedule for the quarter ended March 31, 1999 (for SEC use only)

             27.2 Financial Data Schedule for the quarter ended March 31, 1998 (for SEC use only)

             99.1   March 1999 Earnings Release

     (B) REPORTS ON FORM 8-K

              1. On February 10, 1999, the Company filed Form 8-K, announcing the completion of the acquisition of MedPartners' Government Services Division.

              2. On March 26, 1999, the Company filed Form 8-K/A, amending and replacing its report on Form 8-K, which was originally filed on February 10, 1999, announcing the completion of the acquisition of MedPartners' Government Services Division.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICA SERVICE GROUP INC.





Dated: May 14, 1999                    /s/ MICHAEL CATALANO
                                       ----------------------------------------
                                       Michael Catalano
                                       President & Chief Executive Officer





                                       /s/ BRUCE A. TEAL
                                       ----------------------------------------
                                       Bruce A. Teal
                                       Senior Vice President & Chief Financial
                                       Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
------   -----------

11.1     Statement re-computation of per share earnings......................

27.1     Financial Data Schedule for the quarter ended March 31, 1999
         (for SEC use only)..................................................

27.2     Financial Data Schedule for the quarter ended March 31, 1998
         (for SEC use only)..................................................

99.1     March 1999 Earnings Release.........................................
