Form 10-K405/A
period 1998-12-31
AMERICA SERVICE GROUP INC /DE
filed 1999-07-28
CIK 877476

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

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

     On July 2, 1999, the Company redeemed $7.5 million aggregate principal amount of the Notes and in connection therewith the Warrant Exercise Price for one-half of the Warrants held by Capital Partners and Executive Partners was reduced to $.01.

     The conversion of the Notes into shares of Preferred Stock is conditioned upon, among other things, the Company's stockholders approving the issuance of:
(i) the shares of Preferred Stock issued to Capital Partners and Executive Partners on January 26, 1999, (ii) the shares of Preferred Stock issuable upon conversion of the Notes and (iii) the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Convertible Securities, to the extent that the number of shares of Common Stock to be issued will be in excess of 20% of the number of shares of Common Stock outstanding, without regard to the shares of Common Stock issuable upon conversion of the Convertible Securities (the "Stock Issuance"). The Securities Purchase Agreement obligates the Company to convene a meeting of its stockholders (the "Stockholder Meeting") to consider and vote upon the approval of the Stock Issuance (the "Stockholder Approval") as soon as practicable following the closing of the Securities Purchase Agreement and no later than August 31, 1999.

     If the Company fails to convene the Stockholder Meeting on or before August 31, 1999, the interest on the Notes will increase by 0.05% on September 1, 1999 and will further increase by 0.05% per month to a maximum monthly interest rate of 1.5% (which represents an annual interest rate of 18%) until the Company convenes the Stockholder Meeting. In addition, if the Company fails to convene the Stockholder Meeting on or before August 31, 1999, fails to take other actions in connection with obtaining Stockholder Approval or fails to take certain other actions required by the terms of the Warrants, the Warrant Exercise Price will be reduced to $.01 per share. The interest on the Notes will not be increased as described above and the Warrant Exercise Price will not be reduced as described above until the maturity of the Notes, in each case, if the sole reason the Company fails to obtain Stockholder Approval is the failure of the holders of the Common Stock to approve the Stock Issuance at a meeting duly called and convened in accordance with the Securities Purchase Agreement.

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

     The summaries contained herein of certain provisions of the Credit Agreement, the Securities Purchase Agreement, the Notes, the Warrants, the Certificate of Designation of the Preferred Stock, the Registration Rights Agreement, the Stock Purchase Agreement and the First Amendment are qualified in their entirety by reference to all the provisions of such documents, including the definitions therein of certain terms which are not otherwise defined herein. A copy of the Stock Purchase Agreement was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on January 5, 1999. A copy of an amendment to the Securities Purchase Agreement entered into by the parties thereto on June 17, 1999 is filed as an exhibit to this Annual Report on Form 10-K. The Securities Purchase Agreement as amended is referred to herein as the "Securities Purchase Agreement." Copies of each of the other documents listed above were filed as exhibits to the Company's Current Report on Form 8-K filed with the Commission on February 10, 1999.

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

     The Company did not pay cash dividends on the Common Stock during the years ended December 31, 1998 and December 31, 1997. The Company does not currently intend to pay cash dividends on the Common Stock in the foreseeable future as under the terms of the Credit Agreement, the Company is prohibited from paying cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Healthcare revenues.........................  $113,287   $129,211   $152,282   $115,238   $109,983
Income (loss) before income taxes
  (benefits)................................     5,099      1,786     (9,933)     1,146      1,646
Net income (loss)...........................     5,724      1,685     (8,686)       687        996
Net income (loss) attributable to common
  shares....................................     5,724      1,742     (8,912)       687        996
Net income (loss) per common
  shares -- basic...........................      1.61       0.50      (2.81)      0.23       0.33
Net income (loss) per common
  shares -- diluted.........................      1.57       0.48      (2.81)      0.21       0.32
Weighted average common shares
  outstanding...............................     3,554      3,480      3,171      3,027      2,994
Weighted average common shares outstanding
  and common equivalent shares
  outstanding...............................     3,653      3,657      3,171      3,221      3,126
Cash dividends per share....................         0          0          0          0          0

     See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements describing the financial impact for the year December 31, 1998 due to the MedPartners' Settlement Agreement and 1997 and 1996 for the impact of the nonrenewal of the contract with the Georgia Department of Corrections.

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital (deficit)...................  $ 10,515   $    257   $ (2,434)  $  2,692   $  2,302
Total assets................................    28,375     27,754     42,709     42,501     32,108
Mandatory redeemable common stock...........     1,842      1,842      1,916         --         --
Common stock, additional paid-in-capital,
  retained earnings (deficit) and treasury
  stock.....................................    10,949      4,799      2,468      8,667      8,188

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Consolidated Statements of Operations.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
PERCENTAGE OF TOTAL REVENUES                                  1998       1997       1996
----------------------------                                  -----      -----      -----
Healthcare revenue..........................................   99.5%      99.5%      99.5%
Interest income.............................................     .5         .5         .5
                                                              -----      -----      -----
Total revenue...............................................  100.0      100.0      100.0
Healthcare expenses.........................................   89.7       91.3       97.0
                                                              -----      -----      -----
Gross margin................................................   10.3        8.7        3.0
Selling, general and administrative expenses................    9.4        7.3        9.5
MedPartners settlement gain.................................   (3.6)        --         --
                                                              -----      -----      -----
Income (loss) from operations...............................    4.5        1.4       (6.5)
Provision for income taxes (benefits).......................    (.5)        .1        (.8)
                                                              -----      -----      -----
Net income (loss)...........................................    5.0        1.3       (5.7)
                                                              -----      -----      -----
Change in redeemable common stock...........................     --         --         .1
                                                              -----      -----      -----
Net income (loss) attributable to common stock..............    5.0%       1.3%      (5.8%)
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

     The cost of healthcare decreased $16.5 million or 14% to $102.1 million in 1998. Healthcare expenses as a percentage of revenues were 90% in 1998 versus 91% in 1997. Healthcare expenses exclusive of the Georgia Contract were 89% in 1997. Personnel costs and fringe benefits related to inmate care were 45% of revenues in 1998 versus 57% of revenues in 1997. The significant decline is attributable to the existing contracts generally being more full service versus staffing only and the Indiana Contract, where PHS is not responsible for nursing coverage. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 15% of revenues in 1998 and 17% of revenues in 1997. The decline is due to the Company's continued emphases on network development and case management.

     Selling general and administrative expenses were $10.7 million in 1998 compared to $9.5 million in 1997. The increase is due to $0.6 million and $0.7 million of costs associated with the UniSource disposal and employee stay bonuses, respectively, both relating to the terminated MedPartners merger. In connection with the anticipated, then terminated, merger, all of the UniSource employees were informed of the Company's intent to cease UniSource operations and sell or dispose of all of UniSource's operating assets. In addition, the Company incurred corporate employee stay bonus and severance costs to either retain the employees when the anticipated MedPartners merger was terminated or honor severance agreements.

     With the inmate population increasing an average of approximately 6% compounded annually, the medical CPI's increasing by an average of 3%, the trend towards privatization of correctional healthcare and the Company being the second largest provider of healthcare to incarcerated individuals, management anticipates opportunities for revenue growth, medical loss ratio improvement and leveraging of selling, general and administrative costs.

     The Company recorded a gain of $4.0 million related to the MedPartners Settlement Agreement. Pursuant to the Settlement Agreement, MedPartners agreed to pay the Company approximately $3.5 million in cash and to assume certain other costs incurred by the Company in connection with the merger in the amount of approximately $1.5 million. Of the amount received from MedPartners, $1.0 million reimbursed the Company for direct costs of the terminated merger that were included in prepaid expenses and other current assets at December 1997.

     The income tax benefit was $0.6 million in 1998 compared to $0.1 million expense in 1997. The benefit relates to the elimination of valuation allowances on the Company's deferred tax assets during the fourth quarter of 1998, based on the trend of future earnings, projected pre-tax income for 1999 and, other than for 1996, the Company's history of taxable income. The allowance was eliminated as it is more likely than not that the deferred tax assets will be realized over the reversion period of existing taxable temporary differences and the carry forward period of the Company's net operating losses. As of December 31, 1998, the Company had approximately $5.7 million in net operating loss carry forwards.

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

     Interest income of $.7 million in 1997 declined from $.8 million in 1996 due to the cash expenditure involved with the expiration of the Georgia Contract. The Company made cash expenditures with respect to the Georgia Contract in 1997 of $2.2 million for costs accrued at December 31, 1996, including $0.3 million relating to liquidated damages, penalties and fines and $1.9 million with respect to 1997 contract operating losses. The Company made additional payments in 1997 of $1.4 million for additional healthcare costs relating to the further deterioration of the Georgia Contract operating performance.

     The cost of healthcare decreased $29.8 million or 20% to $118.6 million in 1997. Healthcare expenses as a percentage of revenues were 91% in 1997 versus 97% in 1996. Healthcare expenses in 1996 included accruals of $2.8 million relating to anticipated losses under the Georgia Contract. Healthcare expenses exclusive of the Georgia Contract were 89% and 91% in 1997 and 1996, respectively. Personnel costs and fringe benefits related to inmate care were 57% of revenues in 1997 versus 64% of revenues in 1996. The significant decline is attributable to the existing contracts generally being more full service versus staffing only. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 17% of revenues in 1997 and 1996.

     At December 31, 1996, the Company had accrued $2.8 million in anticipated losses relating to the Georgia Contract. The contract was not renewed as the state reinstituted healthcare within state institutions. During 1997, the Company recorded an additional $1.4 million in healthcare expenses relating to the further deterioration of the contract's operating performance in the areas of off-site utilization including hospitalization, physician visits and emergency room and ambulance costs, pharmaceuticals and medical supplies.

     Due to (i) enhancements revolving around staff development, a proactive case management department, a new full-time Medical Director and a preventive risk management approach, and (ii) a significant reduction in the total inmate population primarily as a result of the termination of the Georgia Contract, healthcare expenses in 1997 were positively impacted by $1.4 million in adjustments to Harbour's estimates of medical malpractice claims.

     Selling, general and administrative expenses were $9.5 million in 1997 compared to $14.5 million in 1996. The decrease relates primarily to costs incurred in 1996, including $1.1 million of employee severance costs relating to the Company's relocation from Delaware to Tennessee and a $2.4 million non-cash compensation charges relating to the former Chief Executive Officer. In addition, the decrease was attributable to the corporate reengineering and downsizing implemented throughout 1997.

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

     The Company's allowance for doubtful accounts has declined from $2.0 million at December 31, 1996 to $20,000 at December 31, 1998. This decline is attributable to the expiration or termination of certain contracts in which there were disagreements relating to staffing and stop loss reimbursement. During 1998, the Company instituted more strict procedures and policies that ensure timely service validation through both remittance and claim audits. Other than the impact of the EMSA acquisition, the Company would expect the allowance for doubtful accounts to remain at levels similar to those at December 31, 1998.

     Accrued expenses of the Company decreased $3.4 million from $16.5 million at December 31, 1997 to $13.1 million at December 31, 1998. The reduction is attributable to the portfolio transfer of all outstanding medical malpractice claims covered by Harbour and the Company's reduction in average days outstanding of medical claims under at-risk contracts. The reduction of $1.8 million in the accrual for medical claims in 1998 is attributed to the outsourcing of medical claims processing being more effective and efficient in its second year, the focus of corporate personnel who in 1997 were in the midst of job elimination as part of the MedPartners' transaction and the efficiencies gained during the full year of operations under the contract with the Indiana Department of Corrections, which accounted for 21% of the Company's revenue. Management believes that its accrual for medical claims is adequate as it utilizes a claims lag methodology which is contract specific. With the addition of only three new contracts in 1998 with revenue of $0.8 million, the Company had minimal change in the profile of its payment data and could focus during 1998 on its internal process where providers claims could be matched more quickly and payment expedited. Management believes that the trend in its reduction in medical claims lag will continue subsequent to the integration of the EMSA acquisition.

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

     The Company believes that the acquisition of EMSA Government Services, Inc. furthers the Company's objective to become a leading provider of managed healthcare services to correctional facilities and military installations throughout the United States. The acquisition of EMSA increased the Company's portfolio of contracts from 35 to over 100 and increased its business presence from 16 to 25 states. The financial aspects of the transaction, which are discussed more fully under Recent Developments, indicate that the Company purchased EMSA, an entity with $160.8 million in revenue and income from operations of $4.5 million and net income of $1.8 million in 1998, for $67 million, including $27.6 million for working capital. The Company believes that the cash flow generated from the combined entities will be sufficient to service the debt originating from the acquisition.

     The portfolio transfer and dissolution of Harbour Insurance, Inc. in 1998 enabled the Company to remove restrictions on $7.2 million of investments and make $4.6 million available for working capital. Because the Company has had third party commercial insurance coverage since December 1997 and continues to utilize third party coverage, the Company does not believe the dissolution of Harbour will have an impact on operations or capital resources.

     The Company believes that the MedPartners Settlement in 1998, the Georgia contract termination in 1997, the Corporate move from Delaware to Tennessee in 1996 and the compensation charges in 1996 will have no impact on operating results, liquidity and capital resources in future periods.

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

     The Company has completed the evaluation of all computer systems and software it currently utilizes and has determined that 85% of all computer systems and software will be in compliance without modification. The Company is currently in the process of modifying or replacing the remaining 15% of its computer systems and software. The general ledger, accounts payable and accounts receivable systems have been tested and upgraded, as needed. Timekeeping software is currently being upgraded and this process is 87% complete. The timekeeping upgrades will be completed by July 31, 1999. The Company's most significant outsourcing contract is for medical claims processing and payment and that vendor has certified that all Year 2000 modifications will be completed by December 31, 1999.

     The Company has undertaken a program to inventory, assess and correct or replace the equipment that contains embedded chips. The Company has a plan to inventory its sites, contact vendors, analyze information provided and replace or modify devices or equipment that will have a direct impact on patient safety and health. The Company anticipates completion in all material respects of this portion of its Year 2000 assessment program by July 31, 1999.

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

     The Company's most reasonably likely worst-case scenario relating to the Year 2000 problem is inadequate preparation by its customers, suppliers or vendors. If the Company's information technology systems fail or if any software application or embedded microprocessors central to some healthcare functions have been overlooked in the assessment or implementation phases, some healthcare delivery problems or communications problems may be present. However, the Company is not dependent upon highly technical equipment in the delivery of care and believes that mechanical alternatives are adequate. If the Company's vendors or suppliers of power, telecommunications and transportation to the customer sites where the Company operates fail to provide the Company with supplies and services, the Company may experience difficulties in delivery of healthcare services. Likewise, if the Company's major customers' systems do not become Year 2000 compliant on a timely basis, significant problems may be incurred in reimbursement for Company services. If any of these uncertainties were to occur, the Company's financial condition and results of operations would be adversely affected. The Company has contacted most of its client sites and believes that adequate emergency plans are in place.

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
                               Committee of the Board of
                               Directors since September 1,
                               1998; Chairman of the Board
                               of Directors

                                  PRINCIPAL OCCUPATION OR                NUMBER OF SHARES
                                EMPLOYMENT (BY THE COMPANY    DIRECTOR      OF COMMON
        NAME AND AGE            UNLESS OTHERWISE INDICATED)    SINCE     STOCK OWNED (1)    PERCENTAGE
        ------------           -----------------------------  --------   ----------------   ----------
                               from March 1995 to Septem-
                               ber 1, 1998; Chairman,
                               Manchester Associates, Ltd.,
                               an international consulting
                               company, since 1995; Of
                               Counsel to Kaye Scholer,
                               Fierman, Hays & Handler, a
                               law firm, since 1993.
David A. Freeman, 37           Member of Ferrer Freeman         1999(3)       679,101(4)       16.1%
                               Thompson & Co., General Part-
                               ner of Health Care Capital
                               Partners L.P. and Health Care
                               Executive Partners L.P., each
                               of which is an investment
                               management company, since
                               October 1995; Managing
                               Director of J.P. Morgan &
                               Co., Inc., an investment
                               banking firm, from Septem-
                               ber 1983 through September
                               1995.
John W. Gildea, 55(5)          Managing Director, Gildea        1986           39,115           1.1%
                               Management Co., an investment
                               management company.
Carol R. Goldberg, 68(6)       President, AVCAR Group, Ltd.,    1991           23,000             *
                               a management consulting firm.
Jeffrey L. McWaters, 42        Chairman, President and Chief     N/A                0            --
                               Executive Officer of
                               Amerigroup Corporation
                               (formerly Americaid, Inc.), a
                               managed health care company,
                               since October 1994; President
                               and Chief Executive Officer
                               of Options Mental Health, a
                               managed mental health care
                               company and a subsidiary of
                               First Hospital Corporation,
                               from 1991 through September
                               1994.
Richard M. Mastaler, 53        Chairman and Chief Executive      N/A                0            --
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

                                  PRINCIPAL OCCUPATION OR                NUMBER OF SHARES
                                EMPLOYMENT (BY THE COMPANY    DIRECTOR      OF COMMON
        NAME AND AGE            UNLESS OTHERWISE INDICATED)    SINCE     STOCK OWNED (1)    PERCENTAGE
        ------------           -----------------------------  --------   ----------------   ----------
                               laboratory, from April 1994
                               through March 1996.
Scott L. Mercy, 37             Chairman and Chief Executive     1996          361,000(7)        9.6%
                               Officer of LifePoint
                               Hospitals, a hospital
                               management company since
                               September 1998; Chairman of
                               the Board of Directors since
                               September 1, 1998; President
                               and Chief Executive Officer
                               of the Company from April 1,
                               1996 through September 1,
                               1998; Senior Vice
                               President -- Financial
                               Operations of Columbia/HCA
                               Healthcare Corporation from
                               1994 through 1995; Vice
                               President -- Financial
                               Operations and
                               Director -- Financial
                               Operations Support of
                               Hospital Corporation of
                               America from 1987 through
                               1994.
Richard D. Wright, 53          Chairman, President and Chief     N/A                0             *
                               Executive Officer of Covation
                               LLC, a provider of software
                               integration and data
                               management services for
                               health care providers and
                               organizations, since Decem-
                               ber 1998; Co-Founder and
                               Executive Vice President,
                               Corporate Services of PhyCor,
                               Inc., a physician practice
                               management company, from 1997
                               through December 1998;
                               Executive Vice President of
                               Operations from 1988 through
                               1997.
OTHER EXECUTIVE OFFICERS
Gerard F. Boyle, 44            Executive Vice President of        --           25,671             *
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

                                  PRINCIPAL OCCUPATION OR                NUMBER OF SHARES
                                EMPLOYMENT (BY THE COMPANY    DIRECTOR      OF COMMON
        NAME AND AGE            UNLESS OTHERWISE INDICATED)    SINCE     STOCK OWNED (1)    PERCENTAGE
        ------------           -----------------------------  --------   ----------------   ----------
                               Administrator for Operations
                               (Southeast Virginia) for EMSA
                               Correctional Care, Inc. from
                               January 1993 through July
                               1994.
Bruce A. Teal, 37              Executive Vice President and       --           23,807             *
                               Chief Financial Officer of
                               the Company since July 1999;
                               Senior Vice President and
                               Chief Financial Officer of
                               the Company from February
                               1998 through June 1999; Vice
                               President, Controller and
                               Treasurer of the Company from
                               December 1996 through
                               February 1998; Vice President
                               of Financial Operations of
                               Vendell Healthcare, Inc. from
                               October 1992 through November
                               1996.
All continuing Directors and                                                1,251,359          27.9%
  executive officers as a
  group (10 persons)

---------------

  * Less than 1%
(1) Includes the following shares subject to options exercisable presently or within 60 days: Mr. Catalano, 44,000 shares; Mr. Eberle, 48,000 shares; Mr. Freeman, 15,000 shares; Mr. Gildea, 38,000 shares; Ms. Goldberg, 23,000 shares; Mr. Mercy, 175,000 shares; Mr. Boyle, 25,000 shares; Mr. Teal, 22,110 shares; and all continuing directors and executive officers as a group, 390,110 shares.
(2) Mr. Eberle also serves on the Boards of Directors of Ampco-Pittsburgh Corporation, Mitchell Energy & Development Corporation, Konover Property Trust and Showscan Entertainment, Inc.
(3) Mr. Freeman was appointed to the Board of Directors on January 26, 1999 pursuant to the terms of the Securities Purchase Agreement (as defined below). See "Certain Relationships and Related Transactions."
(4) Mr. Freeman is deemed to beneficially own the shares of Common Stock which are issuable upon the exercise of the Warrants (as defined) and the conversion of the 50,000 shares of Preferred Stock (the "Initial Preferred Stock") issued on January 26, 1999 to Health Care Capital Partners L.P. ("Capital Partners") and Health Care Executive Partners L.P. ("Executive Partners"). See "Certain Relationships and Related Transactions." The Warrants entitle the holders thereof to purchase 135,000 shares of Common Stock. The Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the per-share liquidation preference of the Preferred Stock ($100) by the Conversion Price. The Conversion Price is equal to the lower of (i) $9.45 and (ii) the Current Market Price (as defined) of the Common Stock during the 30 consecutive Trading Days prior to the Company's 1999 annual stockholders meeting, provided that, the Conversion Price shall in no event be less than $5.50 per share. Upon conversion of the Initial Preferred Stock, Capital Partners and Executive Partners will be entitled to receive between 529,101 and 909,091 shares of Common Stock, depending upon the applicable Conversion Price. Such shares of Common Stock, together with the 135,000 shares of Common Stock issuable upon exercise of the Warrants, would represent between 15.7% and 22.6% of the outstanding shares of Common Stock. In computing Mr. Freeman's beneficial ownership as reported in the table above, the Company has assumed that Capital Partners and Executive Partners will be entitled to receive 529,101 shares of Common Stock upon conversion of the Initial Preferred Stock (assuming a Conversion Price of $9.45), in addition to the 135,000 shares of Common Stock Capital Partners and Executive Partners will be entitled to receive upon exercise of the Warrants and the 15,000 shares of

    Common Stock Mr. Freeman is entitled to receive pursuant to the exercise of stock options. See Note 1. If the Company's stockholders approve the conversion of the Notes (as defined) into additional shares of Preferred Stock, the Notes, all of which are held by Capital Partners and Executive Partners, will be converted into Preferred Stock which may in turn be converted into Common Stock. On July 2, 1999, the Company redeemed $7.5 million aggregate principal amount of the Notes. Mr. Freeman will also be deemed to beneficially own any such shares of Preferred Stock or Common Stock owned by Capital Partners and Executive Partners. Upon conversion of the Notes into Preferred Stock and such Preferred Stock into Common Stock, Capital Partners and Executive Partners will be entitled to receive between 793,651 and 1,363,636 shares of Common Stock, depending upon the applicable Conversion Price. Such shares of Common Stock, together with the shares of Common Stock issuable upon exercise of the Warrants and conversion of the Initial Preferred Stock would represent between 29.0% and 40.2% of the shares of Common Stock outstanding following such conversion and exercise. Consequently, including the 15,000 shares of Common Stock Mr. Freeman is entitled to receive pursuant to the exercise of stock options, Mr. Freeman would be deemed to beneficially own between 29.2% and 40.4% of the outstanding shares of Common Stock.
(5) Mr. Gildea also serves on the Boards of Directors of General Chemical Group Inc. and Konover Property Trust.
(6) Ms. Goldberg also serves on the Board of Directors of The Gillette Company and Selfcare, Inc.
(7) Includes 146,000 shares of Common Stock purchased by Mr. Mercy from the Company, 40,000 shares of Common Stock issued under the Old Mercy Agreement (as defined), (which are presently held in the name of his spouse and beneficial ownership of which he disclaims), and options to purchase 175,000 shares of Common Stock. The shares of Common Stock purchased by Mr. Mercy and the shares of Common Stock issued under the Old Mercy Employment Agreement are subject to certain repurchase rights in favor of the Company and Mr. Mercy. See Item 11, "Executive Compensation -- Employment Agreements."

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

                                         ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                              -----------------------------------------   --------------------------------------------
                                                           OTHER ANNUAL   RESTRICTED       STOCK         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY     BONUS     COMPENSATION    STOCK ($)    OPTIONS(#)    COMPENSATION (1)
---------------------------   ----   --------   --------   ------------   -----------   -----------   ----------------
Scott L. Mercy (2)..........  1998   $155,000   $175,375    $      --      $      --           --         $    --
                              1997    190,000         --           --             --           --          16,533
                              1996    138,846         --           --        350,000      175,000           9,223
Michael Catalano (3)........  1998   $186,862   $187,832    $      --      $      --       62,000         $ 3,454
  President and Chief         1997    165,500         --     56,000(4)            --           --          13,384
  Executive Officer           1996     83,077         --           --             --       60,000           4,452
Gerard F. Boyle (5).........  1998   $162,413   $ 71,445    $29,068(4)     $      --       85,000         $ 2,500
  Executive Vice              1997         --         --           --             --           --              --
  President and Chief         1996         --         --           --             --           --              --
  Operating Officer
Bruce A. Teal (6)...........  1998   $159,259   $160,643    $      --      $      --       33,000         $ 2,500
  Executive Vice              1997    115,000         --           --             --           --             102
  President and Chief         1996      4,423         --           --             --       17,000               9
  Financial Officer

---------------

(1) Includes matching contributions by the Company to its 401(k) Profit Sharing Plan and life and health insurance premiums paid by the Company on behalf of the Named Executives.
(2) Mr. Mercy became President and Chief Executive Officer of the Company on April 1, 1996. Mr. Mercy resigned his position as President and Chief Executive Officer on September 1, 1998.

(3) Mr. Catalano served as Executive Vice President of Development, General Counsel and Secretary of the Company from July 12, 1996 through September 1, 1998. Mr. Catalano became President and Chief Executive Officer of the Company on September 1, 1998.
(4) Represents reimbursement for relocation costs.
(5) Mr. Boyle became Executive Vice President and Chief Operating Officer of the Company on February 12, 1998.
(6) Mr. Teal served as Vice President, Controller and Treasurer of the Company from December 10, 1996 through February 20, 1998. Mr. Teal became Senior Vice President and Chief Financial Officer of the Company on February 20, 1998 and Executive Vice President on July 20, 1999.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

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

                                                                  NUMBER OF
                                                            SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                                 AT FY-END(#)             AT FY-END($)(1)
                                 SHARES                    ------------------------   ------------------------
                               ACQUIRED ON      VALUE            EXERCISABLE/               EXERCISABLE/
NAME                           EXERCISE(#)   REALIZED($)        UNEXERCISABLE              UNEXERCISABLE
----                           -----------   -----------   ------------------------   ------------------------
Scott L. Mercy...............      --            --                 175,000/0             $     743,750/-
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

     On February 20, 1998, Bruce Teal entered into an employment agreement (the "Teal Agreement") with the Company pursuant to which he was appointed Senior Vice President and Chief Financial Officer of the Company. Mr. Teal had been serving as Vice President, Controller and Treasurer of the Company since December 1996; however, the Company and Mr. Teal had not entered into an employment agreement for his service in that capacity. The Teal Agreement establishes a minimum annual salary of $160,000 and such additional compensation as may be determined by the Compensation Committee from time to time. The Teal Agreement provides for perpetual employment until terminated by either party upon thirty days notice. If there is a change of control of the Company, all unexercised stock options granted to Mr. Teal under the Company's Amended Incentive Stock Plan shall accelerate and immediately vest. The issuance of the Preferred Stock to FFT upon conversion of the Notes would constitute a change of control under the Teal Agreement. Also, in the event of a termination without cause, including termination following a change in control, Mr. Teal's options shall vest and his annual base salary as of the date of his termination shall be continued for one year following such termination date. Mr. Teal is subject to certain non-competition and confidentiality agreements following termination.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

     Information with respect to the beneficial ownership of the Common Stock, as of March 23, 1999, by the Company's directors, director-nominees and executive officers is included above in Item 10 and is incorporated herein by reference. The following table sets forth certain information with respect to the beneficial ownership of the Common Stock, as of June 7, 1999, by each person who was known by the Company to own beneficially more than 5% of the Common Stock as of such date, based on information furnished to the

Company. Except as otherwise indicated, each person has sole voting and dispositive power with respect to the shares beneficially owned by such person.

                                                                 SHARES
                                                              BENEFICIALLY     % OF SHARES
NAME AND ADDRESS                                                 OWNED         OUTSTANDING
----------------                                              ------------     -----------
A group comprised of Health Care Capital Partners L.P. and
  Health Care Executive Partners L.P........................    679,101(1)        16.1%
Value Partners, Ltd.........................................    525,575(2)        14.7%
  c/o Ewing & Partners
  Suite 808
  4514 Cole Avenue
  Dallas, Texas 75205
A group comprised of J. Carlo Cannell D/B/A Cannell Capital
  Management, Tonga Partners LP, Pleiades Investment
  Partners, LP, the Cuttyhunk Fund Limited and Canal
  Ltd.(3)...................................................    397,300(4)        11.1%
Scott L. Mercy..............................................    361,000(5)         9.6%
  LifePoint Hospitals
  4526 Harding Road
  Nashville, Tennessee 37205
Sirach Capital Management, Inc..............................    267,000(6)         7.5%
  3323 One Union Square
  Seattle, Washington 98101
Frontier Capital Management Company, Inc....................    194,670(7)         5.4%
  99 Summer Street
  Boston, Massachusetts 02110
A group comprised of Mark E. Brady, Robert J. Suttman, III
  and Ronald Eubel..........................................    190,170(8)         5.3%
  777 Washington Village Drive
  Suite 210
  Dayton, Ohio 45459
A group comprised of Wachovia Corporation and Wachovia Bank,
  N.A. (collectively, the "Wachovia Group").................    183,500(9)         5.1%
  100 North Main Street
  Winston Salem, North Carolina 27104
A group comprised of Sandera Partners, L.P., Sandera Capital
  Management, L.L.C., Sandera Capital, L.L.C., John A.
  Bricker, Jr., Hunt Financial Partners, L.P. (collectively, the "Sandera Group"), and Newcastle Partners, L.P. and
  Mark Schwartz (collectively, the "Newcastle Group")(10)...    155,500(11)        4.4%

---------------

 (1) Includes shares of Common Stock issuable upon exercise of the Warrants and the conversion of the Initial Preferred Stock, which Capital Partners and Executive Partners are deemed to beneficially own, and 15,000 shares subject to options exercisable by David A. Freeman which Capital Partners and Executive Partners are deemed to beneficially own. The Warrants entitle Capital Partners and Executive Partners to purchase 135,000 shares of Common Stock. The Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the per-share liquidation preference of the Preferred Stock ($100) by the Conversion Price, which may vary between $5.50 and $9.45. Upon conversion of the Initial Preferred Stock, Capital Partners and Executive Partners will be entitled to receive between 529,101 and 909,091 shares of Common Stock, depending upon the applicable Conversion Price. Such shares of Common Stock, together with the 135,000 shares of Common Stock issuable upon exercise of the Warrants, would represent between 15.7% and 22.6% of the outstanding shares of Common Stock. On July 2, 1999, the Company redeemed $7.5 million aggregate principal amount of the $15.0 million Notes. If the Company's stockholders approve the conversion of the Notes into additional shares of Preferred Stock, the Notes, all of which are held by Capital Partners and Executive Partners, will be converted into Preferred Stock which may in turn be converted into Common Stock. Upon conversion of the Notes into Preferred Stock and such Preferred Stock into Common Stock, Capital Partners and Executive Partners will be entitled to receive between 793,651 and 1,363,636 shares of Common Stock, depending upon the applicable Conversion Price. Such shares of Common Stock, together with the shares of Common Stock issuable upon exercise of the Warrants and conversion of the Initial Preferred Stock would represent between 29.0% and 40.2% of the shares of Common Stock outstanding following such conversion and exercise.
 (2) Based on Amendment No. 4 to a Schedule 13D filed with the SEC on June 7, 1999. According to such Schedule 13D, each of Ewing & Partners, as general partner of Value Partners, Ltd., and Timothy G. Ewing, as managing general partner of Ewing & Partners, may direct the vote and disposition of the shares of Common Stock owned by Value Partners, Ltd. The business address of Ewing & Partners and Timothy G. Ewing is Suite 808, 4514 Cole Avenue, Dallas, Texas 75205.
 (3) The address of J. Carlo Cannell D/B/A Cannell Capital Management and Tonga Partners LP is 600 California Street, Floor 14, San Francisco, California 94108. The address of Pleiades Investment Partners, LP is 6022 West Chester Pike, Newtown Square, Pennsylvania 19073. The address of the Cuttyhunk Fund Limited is 73 Front Street, Hamilton, HM12, Bermuda. The address of Canal, Ltd. is 9 Church Street, HM 951, Hamilton HM DX, Bermuda.
 (4) Based on a Schedule 13G filed with the SEC on March 1, 1999, J. Carlo Cannell D/B/A Cannell Capital Management beneficially owns 397,300 shares of Common Stock, Tonga Partners, LP beneficially owns 167,800 shares of Common Stock, Pleiades Investment Partners beneficially owns 46,600 shares of Common Stock, the Cuttyhunk Fund Limited beneficially owns 146,200 shares of Common Stock and Canal Ltd. beneficially owns 36,700 shares of Common Stock.
 (5) Includes 146,000 shares of Common Stock purchased by Mr. Mercy from the Company, 40,000 shares of Common Stock issued under the Old Mercy Agreement (which are presently held in the name of his spouse and beneficial ownership of which he disclaims), and options to purchase 175,000 shares of Common Stock. The shares of Common Stock purchased by Mr. Mercy and the shares of Common Stock issued under the Old Mercy Agreement are subject to certain repurchase rights in favor of the Company and Mr. Mercy. See "Executive Compensation -- Employment Agreements."
 (6) Based upon a Schedule 13G filed with the SEC on February 2, 1999.
 (7) Based on a Schedule 13G filed with the SEC on February 27, 1998.
 (8) Based on a Schedule 13G filed with the SEC on March 11, 1999, each of Mark
     E. Brady, Robert J. Suttman and Ronald Eubel beneficially owns 190,170 shares of Common Stock.
 (9) Based on a Schedule 13G filed with the SEC on February 12, 1999, each of Wachovia Corporation and Wachovia Bank, N.A. beneficially owns 183,500 shares of Common Stock.
(10) The address of each member of the Sandera Group is 1601 Elm Street, Suite 4000, Dallas, Texas 75201. The address of each member of the Newcastle Group is 4650 Cole Avenue, Suite 331, Dallas, Texas 75205.
(11) Based upon Amendment No. 1 to Schedule 13G filed with the SEC on February 16, 1999, the Sandera Group beneficially owns 151,500 shares of Common Stock, Newcastle Partners L.P. beneficially owns 4,000 shares and Mark Schwartz beneficially owns 155,500 shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     David A. Freeman, a director and a director-nominee of the Company, is a member of FFT. On January 26, 1999, the Company entered into the Securities Purchase Agreement and certain other agreements with Capital Partners and Executive Partners, investment management companies whose general partner is FFT, pursuant to which the Company issued the Convertible Securities to Capital Partners and Executive Partners. See Item 13, "Business -- Recent Developments." On July 2, 1999, the Company redeemed $7.5 million aggregate principal amount of the Notes. Capital Partners and Executive Partners currently own 100% of the outstanding shares of the Preferred Stock, the Notes and the Warrants. In addition, if the Stock Issuance is approved by the Company's stockholders at the Company's 1999 Annual Meeting, Capital Partners and Executive Partners will have the right to receive additional shares of Preferred Stock upon conversion of the Notes and shares of Common Stock upon conversion of the Preferred Stock and the Warrants. Mr. Freeman is deemed to beneficially own the Convertible Securities currently owned by Capital Partners and Executive Partners and will be deemed to beneficially own any additional Convertible Securities or Common Stock acquired by Capital Partners and Executive Partners.

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

(a) (1) Financial Statements

     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

     (2) Financial Statement Schedule

     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

     (3) Exhibits

EXHIBIT                                DESCRIPTION
-------                                -----------
  2.1     --   Stock Purchase Agreement, dated as of December 18, 1998,
               between the Company and InPhyNet Administrative Services,
               Inc. (incorporated herein by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K filed on January 5,
               1999).
  2.2     --   First Amendment to Stock Purchase Agreement, dated as of
               January 26, 1999, between the Company and InPhyNet
               Administrative Services, Inc. (incorporated herein by
               reference to Exhibit 99.8 to the Company's Current Report on
               Form 8-K filed on February 10, 1999).
  2.3     --   Securities Purchase Agreement , dated as of January 26,
               1999, among the Company, Health Care Capital Partners L.P.
               and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 10, 1999).
  2.4     --   First Amendment to Securities Purchase Agreement, dated as of June 17, 1999, among the Company, Health Care Capital
               Partners L.P. and Health Care Executive Partners L.P.

EXHIBIT                                DESCRIPTION
-------                                -----------
  2.5     --   Plan and Agreement of Merger, as amended, dated October 1,
               1997, between the Company, MedPartners, Inc. and ASG Merger
               Corporation, a wholly-owned subsidiary of MedPartners, Inc.
               (incorporated herein by reference to Exhibit 2.1 to the
               Company's Current Report on form 8-K filed on October 2,
               1997 and Exhibit 2.1 to the Company's Current Report on Form
               8-K filed on December 30, 1997).
  2.6     --   Consent and Agreement, dated January 19, 1998, by and among the Company, MedPartners, Inc. and ASG Merger Corporation, a
               wholly-owned subsidiary of MedPartners, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current
               Report on Form 8-K filed on January 20, 1998).
  2.7     --   Release and Settlement Agreement, dated February 25, 1998, by and among the Company, MedPartners, Inc. and ASG Merger
               Corporation and EMSA Correctional Care, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1997).
  3.1     --   Amended and Restated Certificate of Incorporation of America
               Service Group Inc. (incorporated herein by reference to
               Exhibit 3.1 to the Company's Registration Statement on Form
               S-1, Registration No. 33-43306).
  3.2     --   Certificate of Designation of the Series A Convertible
               Preferred Stock (incorporated herein by reference to Exhibit
               99.3 to the Company's Current Report on Form 8-K filed on
               February 10, 1999).
  3.3     --   Amended and Restated Bylaws of America Service Group Inc.
               (incorporated herein by reference to Exhibit 3.2 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1996).
  4.1     --   The Company's 12% Subordinated Convertible Bridge Notes due
               January 26, 2000, issued to Health Care Capital Partners
               L.P. on January 26, 1999 (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
  4.2     --   The Company's 12% Subordinated Convertible Bridge Notes due
               January 26, 2000, issued to Health Care Executive Partners
               L.P. on January 26, 1999 (incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
  4.1     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
               Form S-1, Registration No. 33-43306, as amended).
 10.1     --   Amended and Restated Credit Agreement, dated as of January
               26, 1999, among the Company, as Borrower, the Company's
               subsidiaries as listed therein, as Guarantors, the Lenders identified therein and NationsBank, N.A., as Administrative
               Agent and as Issuing Bank (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
 10.2     --   Warrant, dated as of January 26, 1999, issued by the Company to Health Care Capital Partners L.P. to purchase shares of the Common Stock (incorporated herein by reference to
               Exhibit 99.6 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
 10.3     --   Warrant, dated as of January 26, 1999, issued by the Company to Health Care Executive Partners L.P. to purchase shares of the Common Stock, dated as of January 26, 199 (incorporated herein by reference to Exhibit 99.7 to the Company's Current
               Report on Form 8-K filed on February 10, 1999).
 10.4     --   Registration Rights Agreement , dated as of January 26,
               1999, among the Company, Health Care Capital Partners L.P.
               and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K filed on February 10, 1999).
 10.5     --   Prison Health Services, Inc. 1986 Employees' Stock Option
               Plan (incorporated by reference to Exhibit 10.1 to the
               Company's Registration Statement on Form S-1, Registration
               No. 33-43306, as amended).

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.6     --   America Service Group Inc. Amended Incentive Stock Plan (as
               adopted by the Board of Directors on March 19, 1996)
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the three month period
               ending June 30, 1996), as subsequently amended by resolution of the Board of Directors on September 16, 1996 to increase the number of shares reserved for issuance thereunder from
               1,075,000 to 1,182,500.
 10.7     --   America Service Group Inc. 401(k) Profit Sharing Plan
               (incorporated by reference to Exhibit 10.9 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1992).
 10.8     --   Prison Health Services, Inc. Medical Services Agreement for
               Alameda County, California, dated July 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).
 10.9     --   Prison Health Services, Inc. Agreement for the Department of
               Corrections of the State of Kansas, dated February 22, 1991, and Amendment thereto, dated August 27, 1991 (incorporated by reference to Exhibit 10.7 to the Company's Registration
               Statement on Form S-1, Registration No. 33-43306, as
               amended).
 10.10    --   Prison Health Services, Inc. Health Services Contract for
               State of Maryland, Department of Public Safety and
               Correctional Services dated November 30, 1992 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.11    --   Prison Health Services, Inc. Health Services Contract for
               the City of Philadelphia Department of Public Health
               (incorporated by reference to Exhibit 10.13 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993).
 10.12    --   Healthcare Services Contract with the State of Delaware,
               dated June 3, 1996 (incorporated by reference to Exhibit
               10.5 to the Company's Quarterly Report on Form 10-Q for the
               three month period ending June 30, 1996).
 10.13    --   Contractual Agreement between the Indiana Department of
               Correction and Prison Health Services, Inc. dated April 18,
               1997 (incorporated by reference to Exhibit 10.26 to the
               Company's Quarterly Report on Form 10-Q for the three month period ending June 30, 1997).
 10.14    --   Credit Agreement dated May 30, 1997 for $20,000,000 with
               NationsBank of Tennessee, N.A. (incorporated by reference to
               Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q
               for the three month period ending June 30, 1997).
 10.15    --   Employment Agreement, dated April 1, 1996, between Scott L.
               Mercy and the Company, as amended (incorporated herein by
               reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 1996 and 10.28 to the Company's Quarterly Report on Form 10-Q for
               the three month period ended June 30, 1997).
 10.16    --   Amended and Restated Employment Agreement, dated September
               1, 1998, between Scott L. Mercy and America Service Group
               Inc.*
 10.17    --   Employment Agreement, dated November 1, 1996, between
               Jeffrey J. Bairstow and the Company (incorporated by
               reference to Exhibit 10.17 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997).
 10.18    --   Non-qualified Stock Option by the Company and Jeffrey J.
               Bairstow, dated December 18, 1996, (incorporated by
               reference to Exhibit 10.18 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997).
 10.19    --   Employment Agreement, dated July 12, 1996, between Michael
               Catalano and the Company (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
               for the three month period ending September 31, 1996).
 10.20    --   Amended and Restated Employment Agreement, dated September
               1, 1998, between Michael Catalano and the Company
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the three month period
               ending September 31, 1998).
 10.21    --   Non-Qualified Stock Option between the Company and Michael
               Catalano, dated July 12, 1996, (incorporated by reference to
               Exhibit 10.20 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1996).

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.22    --   Employment Agreement dated February 20, 1998 between Bruce
               A. Teal and the Company (incorporated by reference to
               Exhibit 10.18 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.23    --   Non-Qualified Stock Option between the Company and Bruce A.
               Teal dated, December 18, 1996, (incorporated by reference to
               Exhibit 10.21 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1996).
 10.24    --   Employment Agreement, dated February 12, 1998, between
               Gerard F. Boyle and the Company (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.25    --   Non-Qualified Stock Option between the Company and Gerard F.
               Boyle, dated February 12, 1998 (incorporated by reference to
               Exhibit 10.21 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
 10.26    --   Lease Agreement for office located at Two Penns Way, Suite
               200, New Castle, Delaware 19720, and amendments thereto
               (incorporated herein by reference to Exhibit 10.8 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1995).
 10.27    --   Lease by and between Principal Mutual Life Insurance Company and America Service Group Inc. dated September 6, 1996
               (incorporated herein by reference to Exhibit 10.23 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1997).
 10.28    --   Sublease Agreement, dated April 22, 1997, between the
               Company and Citibank Delaware for office space located at
               Two Penns Way, Suite 200, New Castle, Delaware (incorporated herein by reference to Exhibit 10.24 to the Company's
               Quarterly Report on Form 10-Q for the three months ending
               March 31, 1997).
 10.29    --   Amended and Restated Incentive Stock Plan of the Company
               (incorporated by reference to Exhibit 10.27 to the Company's
               Quarterly Report on Form 10-Q for the three months ending
               June 30, 1997).
 21.1     --   Subsidiaries of the Company.*
 23.1     --   Consent of Ernst & Young LLP.
 27.1     --   Financial Data Schedule for the year ended December 31, 1998
               (for SEC use only).

---------------

*Previously filed.

(b) Reports on Form 8-K.

          The following report on Form 8-K was filed during the fourth quarter of 1998.

          (a) Current Report on Form 8-K dated September 3, 1998 reporting certain changes in the executive officers and Chairman of the Board of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on July 28, 1999.

                                          AMERICA SERVICE GROUP INC.

                                          By:     /s/ MICHAEL CATALANO
                                            ------------------------------------
                                                      Michael Catalano
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on July 28, 1999.

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

FINANCIAL STATEMENT SCHEDULE
Valuation and qualifying Accounts and Reserves (Schedule II)
  for the years ended December 31, 1998, 1997 and 1996......  F-21

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

                                          /s/  ERNST & YOUNG LLP

Nashville, Tennessee
February 12, 1999, except for the last paragraph of Note 3 and Note 19, as to which the date is
July 22, 1999

                           AMERICA SERVICE GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 7,211,000   $ 3,445,000
  Short-term investments....................................           --     1,559,000
  Accounts receivable: Healthcare and other less allowance
     for doubtful accounts of $20,000 and $384,000 at
     December 31, 1998 and 1997.............................   13,760,000     8,242,000
  Prepaid expenses and other current assets.................    1,098,000     2,384,000
  Current deferred taxes....................................    2,730,000     2,116,000
                                                              -----------   -----------
Total current assets........................................   24,799,000    17,746,000
Restricted investments......................................           --     5,639,000
Property and equipment, net.................................    1,886,000     2,468,000
Deferred taxes..............................................    1,341,000     1,193,000
Cost in excess of net assets acquired, net..................           --       411,000
Other assets................................................      349,000       297,000
                                                              -----------   -----------
Total assets................................................  $28,375,000   $27,754,000
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,438,000   $ 3,243,000
  Accrued expenses..........................................   11,846,000    12,836,000
  Deferred revenue..........................................           --     1,410,000
                                                              -----------   -----------
Total current liabilities...................................   14,284,000    17,489,000
Noncurrent portion of accrued expenses......................    1,300,000     3,624,000
Commitments and contingencies
Mandatory redeemable common stock, $.01 par value, 186,000
  shares issued and outstanding at December 31, 1998 and
  1997......................................................    1,842,000     1,842,000
Preferred stock, $.01 par value, 2,000,000 shares
  authorized; none outstanding..............................           --            --
Common stock, $.01 par value, 10,000,000 shares authorized;
  3,573,000 and 3,529,000 shares issued and outstanding at
  December 31, 1998 and 1997................................       36,000        35,000
Additional paid-in-capital..................................    8,351,000     7,926,000
Retained earnings (deficit).................................    2,562,000    (3,162,000)
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $28,375,000   $27,754,000
                                                              ===========   ===========

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
Healthcare revenue...................................  $113,287,000   $129,211,000   $152,282,000
Investment and interest income.......................       600,000        679,000        751,000
                                                       ------------   ------------   ------------
Total revenue........................................   113,887,000    129,890,000    153,033,000
Healthcare expenses..................................   102,119,000    118,631,000    148,420,000
                                                       ------------   ------------   ------------
Gross margin.........................................    11,768,000     11,259,000      4,613,000
Selling, general, and administrative expenses........    10,716,000      9,461,000     14,504,000
MedPartners settlement gain..........................    (4,047,000)            --             --
                                                       ------------   ------------   ------------
Income (loss) from operations........................     5,099,000      1,798,000     (9,891,000)
Interest expense.....................................            --         12,000         42,000
                                                       ------------   ------------   ------------
Income (loss) before income taxes (benefits).........     5,099,000      1,786,000     (9,933,000)
Provision for income taxes (benefits)................      (625,000)       101,000     (1,247,000)
                                                       ------------   ------------   ------------
Net income (loss)....................................     5,724,000      1,685,000     (8,686,000)
Decrease (increase) in redeemable common stock.......            --         57,000       (226,000)
                                                       ------------   ------------   ------------
Net income (loss) attributable to common shares......  $  5,724,000   $  1,742,000   $ (8,912,000)
                                                       ============   ============   ============

Net income (loss) per common share:
  Basic..............................................  $       1.61   $        .50   $      (2.81)
                                                       ============   ============   ============
  Diluted............................................  $       1.57   $        .48   $      (2.81)
                                                       ============   ============   ============
Weighted average common shares outstanding:
  Basic..............................................     3,554,000      3,480,000      3,171,000
                                                       ============   ============   ============
  Diluted............................................     3,653,000      3,657,000      3,171,000
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
                                       =========   =======   ===========   ===========   ===========

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
OPERATING ACTIVITIES
Net income (loss).......................................  $ 5,724,000   $ 1,685,000   $(8,686,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.........................      802,000     1,114,000     1,533,000
  Write-off of cost in excess of net assets acquired....      397,000            --            --
  Noncash compensation charge...........................           --            --     2,384,000
  Noncash change in redeemable common stock.............           --       (17,000)       62,000
  Provision for contract cancellation...................                         --     3,802,000
  Provision for doubtful accounts.......................           --       841,000     1,822,000
  Deferred income tax provision.........................     (762,000)     (101,000)           --
  Loss on asset disposals...............................           --       457,000            --
  Changes in operating assets and liabilities:
     Accounts receivable................................   (5,518,000)       63,000     5,621,000
     Assets held for sale...............................           --     2,900,000            --
     Prepaid expenses and other current assets..........    1,286,000     1,304,000    (2,136,000)
     Other assets.......................................      (52,000)     (132,000)      (72,000)
     Accounts payable...................................     (805,000)   (4,413,000)      243,000
     Accrued expenses...................................   (3,314,000)   (9,209,000)    4,839,000
     Deferred revenue...................................   (1,410,000)   (3,590,000)   (4,109,000)
     Income taxes payable...............................           --            --      (284,000)
                                                          -----------   -----------   -----------
Net cash provided by (used in) operating activities.....   (3,652,000)   (9,098,000)    5,019,000
INVESTING ACTIVITIES
Proceeds (purchases) of short-term investments..........    1,559,000       546,000    (1,405,000)
Proceeds from maturity or sale of restricted
  investments...........................................    7,191,000       625,000     1,392,000
Purchases of restricted investments.....................   (1,552,000)     (806,000)   (2,276,000)
Capital expenditures....................................     (739,000)     (961,000)   (4,268,000)
Proceeds from sale of property and equipment............      533,000            --        81,000
                                                          -----------   -----------   -----------
Net cash provided by (used in) investing activities.....    6,992,000      (596,000)   (6,476,000)
FINANCING ACTIVITIES
Purchase of treasury stock..............................           --            --      (875,000)
Issuance of redeemable common stock.....................           --            --     1,278,000
Issuance of common stock................................      138,000        68,000        67,000
Exercise of stock options...............................      288,000       521,000     1,487,000
                                                          -----------   -----------   -----------
Net cash provided by financing activities...............      426,000       589,000     1,957,000
Net increase (decrease) in cash and cash equivalents....    3,766,000    (9,105,000)      500,000
Cash and cash equivalents at beginning of year..........    3,445,000    12,550,000    12,050,000
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of year................  $ 7,211,000   $ 3,445,000   $12,550,000
                                                          ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..................................  $        --   $    12,000   $    42,000
                                                          ===========   ===========   ===========
Cash paid for income taxes..............................  $    58,000            --   $   326,000
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

  Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used primarily in the recording of the accruals of unbilled medical services calculated based upon a claims payment lag methodology and professional and general liability claims. The claims payment lag methodology utilized for recording amounts for unbilled medical claims is based upon historical payment patterns using actual utilization data including hospitalization, one day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. Additional estimates in 1996 were used in the recording of estimated losses on the Georgia Department of Corrections contract, sublease receipts and employee severance. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.

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

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for unbilled medical services rendered through the balance sheet dates based upon a claims payment lag methodology. Additionally, reserves have been recorded for certain reported and unreported professional and general liability claims associated with the delivery of medical services.

     The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred (i.e., expected future healthcare costs and maintenance costs will exceed anticipated future revenue and stop-loss insurance recoveries if material) and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis.

                           AMERICA SERVICE GROUP INC.

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

     The carrying value of costs in excess of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that cost in excess of net assets acquired will not be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the cost in excess of net assets acquired will be reduced to estimated fair value.

  Long-Lived Assets

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and cost in excess of net assets acquired and considers events, circumstances and operating results, including consideration of contract performance at the fixed price contract level.

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

  Recently Issued Accounting Pronouncements

     No recently issued accounting pronouncements are expected to impact the Company.

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

                           AMERICA SERVICE GROUP INC.

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

     The Company has obtained an independent valuation computation of the fair values of the Warrants ($4.88 per Warrant). Significant assumptions used in the fair value calculation include: risk-free interest rate (4.79%); expiration period (7 years); volatility (49%); and dividend per share (zero). The proceeds from the sale of the Notes and Warrants were allocated in January 1999 based on the relative fair values of the Warrants and Notes, with the fair value of the Warrants being accounted for as an addition to paid-in capital. The resulting discount on the Notes is accounted for as such and is being accreted and charged to interest expense over the one year life of the Notes.

     At a meeting of the Emerging Issues Task Force, the Securities and Exchange Commission (the "SEC") recommended an accounting treatment for securities similar to the Company's Series A Convertible Preferred Stock (the "Convertible Preferred Stock") that have "beneficial conversion" feature. The Emerging Issues Task Force issued clarifying guidance, effective for transactions consummated after May 20, 1999, indicating that whether a beneficial conversion feature exists with respect to a convertible security should be determined at the date the issuer enters into a commitment to issue the security and that, if a beneficial conversion feature exists, it should be recorded upon the issuance of the security. The Company originally accounted for the issuance of the Convertible Preferred Stock in January 1999 following the Emerging Issues Task Force's guidance requiring that the existence of a beneficial conversion feature be determined at the date of the commitment to issue the security. The SEC concluded, during a review of the recently concluded EMSA transaction, that the Company should have accounted for the issuance of the Convertible Preferred Stock under the accounting interpretations that applied to transactions consummated prior to May 20, 1999. As a result, the Company will be required to restate its results for the first quarter ended March 31, 1999. An adjustment of $1.9 million, which increases paid-in capital, represents a $3.68 non-cash, nonrecurring dividend

                           AMERICA SERVICE GROUP INC.

on each outstanding share of Convertible Preferred Stock. The dividend equals the increase in the fair market value of a share of the Company's Common Stock from the date the Company entered into a commitment to issue the Convertible Preferred Stock ($9.45 per share) to the Company's issuance of the Convertible Preferred Stock on January 26, 1999 ($13.125 per share). If the acquisition of EMSA had occurred subsequent to May 20, 1999, restatement of the Company's first quarter financial statements would not be required. The restatement is a historical event and will have no impact on earnings per share in future periods. The restatement of the first quarter resulted in a reduction of fully diluted earnings per share of $0.54.

4.  RELEASE AND SETTLEMENT AGREEMENT

     On October 1, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with MedPartners, Inc., a Delaware corporation ("MedPartners"), and a wholly owned subsidiary of MedPartners, pursuant to which the Company would have been acquired by MedPartners (the "Merger").

     On February 26, 1998, the Company announced the termination of the Merger Agreement and the execution of a Release and Settlement Agreement (the "Settlement Agreement") with MedPartners relating to the Merger Agreement. Pursuant to the Settlement Agreement, MedPartners agreed to pay the Company approximately $3.5 million in cash and to assume certain other base and employee healthcare benefit costs incurred by the Company of approximately $1.5 million. Approximately $1,000,000 of these payments reimbursed the Company for costs directly associated with the terminated merger that were included in prepaid expenses and other current assets at December 31, 1997. The resulting $4,047,000 is reported in 1998 as the MedPartners settlement gain.

     In connection with the anticipated merger, all of the UniSource employees were informed of the Company's intent to cease operations and sell or dispose of all of UniSource's operating assets. Costs of approximately $0.6 million associated with the disposal of UniSource, including $397,000 of unamortized cost in excess of net assets acquired, severance and other miscellaneous expenses are included in selling, general and administrative expenses. Also in connection with the MedPartners transaction, the Company incurred employee stay bonuses and severance costs of $0.7 million, which is included in selling general and administrative expenses.

5.  CORPORATE HEADQUARTERS, COMPENSATION AND GEORGIA CONTRACT CHARGES

     During the fourth quarter of 1996, the Company commenced the move of its corporate headquarters from New Castle, Delaware to Brentwood, Tennessee. Related costs accrued were $1,055,000 relating to corporate employee severance costs, which is included in selling, general and administrative expenses in the accompanying statement of operations.

     In April 1996, the Company entered into an agreement to grant the former Chief Executive Officer 175,000 stock options at the fair market value of the shares on March 28, 1996. The options were granted in May 1996 upon approval by the Shareholders, pursuant to an amendment to the Incentive Stock Plan in May 1996. The options contained accelerated vesting provisions, based upon the Company's stock achieving certain targeted price levels. During 1996, these price levels were obtained and a $2,034,000 noncash compensation charge was recognized, based upon the difference between the exercise price agreed upon in March 1996 and the fair market value on the date of grant. The former Chief Executive Officer was also awarded 40,000 redeemable common shares which resulted in a $350,000 compensation charge based upon the fair market value of the shares on the date of award. These compensation charges are included in selling, general and administrative expenses in the accompanying statement of operations.

     The Company increased its 1996 second quarter $1,000,000 loss estimate relating to the State of Georgia Department of Corrections contract by $2,802,000 in the fourth quarter of 1996, included in healthcare

                           AMERICA SERVICE GROUP INC.

expenses in the accompanying statement of operations. The additional accrual for losses in the fourth quarter was the result of the following factors: 1) higher than anticipated pharmacy and laboratory costs, 2) the Company was forced to use more expensive offsite services due to the unavailability of the state infirmary, 3) certain patterns of practice by the state were changed that negatively impacted the Company's ability to control costs, and 4) critical company employees were extended offers by the state, negatively impacting the Company's ability to manage the contract. The fourth quarter loss estimate included $1.9 million in anticipated operating losses under the contract, $150,000 for certain unreimbursed mental health costs, $350,000 for certain fines and penalties, and a $450,000 write-down of equipment, which the State of Georgia agreed to purchase for $2,900,000. The contract with the State of Georgia which commenced October 1995, represented $30.9 million or 23.9% of revenue and $56.7 or 37.2% of revenue for the years ended December 31, 1997 and 1996, respectively.

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

     The amortized cost and approximate market value of restricted investments are as follows:

                                                           DECEMBER 31, 1997
                                           --------------------------------------------------
                                                            UNREALIZED AMOUNTS
                                                            ------------------
                                           AMORTIZED COST    GAINS     LOSSES    MARKET VALUE
                                           --------------   -------   --------   ------------
U.S. Treasury and governmental agency
  obligations............................    $1,723,000     $15,000   $     --    $1,738,000
Corporate bonds..........................     3,262,000      25,000    (93,000)    3,194,000
Mortgage backed securities...............       654,000       2,000     (2,000)      654,000
                                             ----------     -------   --------    ----------
                                             $5,639,000     $42,000   $(95,000)   $5,586,000
                                             ==========     =======   ========    ==========

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
                                                              =====    =====    =====

11.  MANDATORY REDEEMABLE COMMON STOCK

     During 1996, the Company sold 146,000 shares of mandatory redeemable common stock (purchased shares) and awarded 40,000 shares (awarded shares) of mandatory redeemable common stock to its then Chief Executive Officer. The 146,000 shares were sold at the then current fair market value of $8.75 per share. The vesting of the awarded shares could be, and was accelerated under the terms of the award and a compensation charge of $8.75 per share was recorded representing the fair market value of the shares on the date of issuance. As of March 31, 1997, the redemption price was fixed at $9.90 per share, through an amendment to the employment agreement. Changes in the redemption value of the purchased and awarded shares were recorded as adjustments to retained earnings and compensation expense, respectively. During 1997, the Company decreased the redemption value of the purchased and awarded shares, respectively, by $57,000 and $17,000, and during 1996 increased the redemption value by $226,000 and $62,000. The impact on basic earnings per share for the purchased and awarded shares was an increase of $0.02 per share and $0.00 per share, respectively, for 1997 and a decrease of $0.07 per share and $0.02 per share, respectively, for 1996. At December 31, 1998, the Company or the former Chief Executive Officer was permitted to redeem the common stock at $9.90 per share.

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

     The Company instituted an Employee Stock Purchase Plan during 1996. The Employee Stock Purchase Plan allows an employee who has completed one year of service with the Company to elect to purchase shares of Common Stock through voluntary automatic payroll deductions of up to 10% of his or her annual salary. Purchases of stock under the plan are made at the end of two six month offering periods each year, one

                           AMERICA SERVICE GROUP INC.

beginning on January 1 and one beginning on July 1. At the end of each six month period, the employee's contributions during that six month period are used to purchase shares of Common Stock from the Company at 85% of the fair market value of the Common Stock on the first day of that six month period. The employee may elect to discontinue participation in the plan for future periods at the end of any six month period.

     The Company's announcement of the termination of its proposed merger with MedPartners in December 1997 resulted in the price of the Common Stock falling below the amount of the discounted purchase price at which stock would have been sold to employees participating in the plan for the offering period from July 1, 1997 through December 31, 1998. Consequently the Board of Directors offered employees then participating in the plan the opportunity to rescind their scheduled purchase of Common Stock for that offering period and to receive a refund of their payroll deductions for that offering period. At December 31, 1997, the Company had recorded $136,000, included in accrued expenses, related to this one-time opportunity for employees to rescind the purchase of common stock under the plan.

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

     In exchange for a one time premium to a third party insurance company, all of the liabilities and obligations associated with the insurance policies written by Harbour Insurance, a wholly owned captive insurance company of the Company, open as of August 31, 1998 and relating to the periods as of December 1, 1997, were transferred to a third party insurance company. Harbour ceased writing policies as of December 1, 1997. The Company has no continuing liability for open cases disclosed on the loss run of Harbour as of August 31, 1998. The Company's dissolution of Harbour resulted in no significant gain or loss to the Company.

                           AMERICA SERVICE GROUP INC.

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

     Catastrophic insurance premiums and recoveries, neither of which are significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

  Litigation and Claims

     The Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is

                           AMERICA SERVICE GROUP INC.

included in accrued expenses at December 31, 1998 and 1997. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

17.  MAJOR CUSTOMERS AND GEOGRAPHICAL CONCENTRATIONS

     The Company generally views its operating segments on a managed healthcare contract basis. The Company considers its managed healthcare services contract business to be one reportable segment under Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, as the economic characteristics, the nature of the services, and type and class of customers for the services and the methods used to provide the services are similar. Consequently, other than the following enterprise-wide disclosures relating to major customers and geographic concentrations, reportable segment information is not applicable. The following is a summary of revenues from major customers:

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

18.  FOURTH QUARTER ADJUSTMENTS

     The Company made a year end adjustment in 1997 resulting from a change in estimate relating to medical malpractice reserves. The adjustment, which was based on facts and circumstances obtained or occurring during the fourth quarter of 1997, resulted from improvements in the Company's utilization management processes, reducing the Company's claims exposure, favorable 1997 claim payment experience, and a significant reduction in the total inmate population primarily as a result of the termination of the Georgia Department of Corrections contract at June 30, 1997. The adjustment of $1,400,000 increased basic and diluted earnings per share by $.40 and $.39, respectively.

     The Company made a year end adjustment in 1998 resulting from a change in estimate relating to the valuation allowance for deferred tax assets. The adjustment of $763,000 increased basic and diluted earnings per share by $.21.

19.  AMENDMENT TO PREVIOUSLY FILED FINANCIAL STATEMENTS

     The Company has made revisions to its previously filed financial statements to modify display of the MedPartners settlement gain and make other display and disclosure enhancements and accordingly, has filed an amended Form 10-K/A.

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