Form 10-Q/A
period 1999-03-31
AMERICA SERVICE GROUP INC /DE
filed 1999-07-28
CIK 877476

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             FORM 10Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

                             ---------------------

   (MARK ONE)
       [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

                                      OR

       [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number: 0-20135

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

                         105 WESTPARK DRIVE, SUITE 300
                           BRENTWOOD, TENNESSEE 37027
              (Address and zip code of principal executive office)

                                 (615) 373-3100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]       No  [ ]

     There were 3,576,163 shares of Common Stock outstanding as of May 6, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AMERICA SERVICE GROUP INC.

                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at March 31, 1999
     and December 31, 1998..................................      3
  Condensed Consolidated Income Statements for the quarters
     ended March 31, 1999 and March 31, 1998................      4
  Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 1999 and March 31, 1998...      5
  Notes to Condensed Consolidated Financial Statements......      6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      9

PART II. OTHER INFORMATION
Item 5: Other Events........................................     14
Item 6: Exhibits and Reports on Form 8-K....................     14
Signature page..............................................     15

                                    PART I:

                             FINANCIAL INFORMATION

                           AMERICA SERVICE GROUP INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                               (RESTATED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,477,000   $ 7,211,000
  Accounts receivable: Healthcare and other, less allowance
     for doubtful accounts..................................    54,901,000    13,760,000
  Prepaid expenses and other current assets.................     4,282,000     1,098,000
  Current deferred taxes....................................     2,730,000     2,730,000
                                                              ------------   -----------
          Total current assets..............................    63,390,000    24,799,000
Property and equipment, net.................................     3,264,000     1,886,000
Deferred taxes..............................................     1,341,000     1,341,000
Cost in excess of net assets acquired, net..................    45,933,000            --
Other assets................................................       827,000       349,000
                                                              ------------   -----------
                                                              $114,755,000   $28,375,000
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 12,468,000   $ 2,438,000
  Accrued expenses..........................................    30,434,000    11,846,000
  Subordinated notes........................................    14,460,000            --
                                                              ------------   -----------
          Total current liabilities.........................    57,362,000    14,284,000
Noncurrent portion of accrued expenses......................     1,477,000     1,300,000
Long-term debt..............................................    37,000,000            --
Commitments and contingencies
Mandatory redeemable preferred stock........................     5,000,000            --
Mandatory redeemable common stock...........................     1,842,000     1,842,000
Common stock................................................        36,000        36,000
Additional paid in capital..................................    10,985,000     8,351,000
Retained earnings...........................................     1,053,000     2,562,000
                                                              ------------   -----------
          Total liabilities and stockholders' equity........  $114,755,000   $28,375,000
                                                              ============   ===========

           See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (RESTATED)
Healthcare revenue..........................................  $58,281,000   $27,632,000
Healthcare expenses.........................................   52,478,000    24,842,000
                                                              -----------   -----------
Gross margin................................................    5,803,000     2,790,000
Selling, general and administrative expenses................    3,020,000     2,761,000
Depreciation and amortization...............................      667,000       294,000
MedPartners settlement......................................           --    (1,595,000)
                                                              -----------   -----------
Income from operations......................................    2,116,000     1,330,000
Interest, net...............................................   (1,024,000)      132,000
                                                              -----------   -----------
Income before taxes.........................................    1,092,000     1,462,000
Provision for income taxes..................................      612,000            --
                                                              -----------   -----------
Net income..................................................      480,000     1,462,000
Preferred stock dividends...................................    1,989,000            --
                                                              -----------   -----------
Net income (loss) attributable to common shares.............  $(1,509,000)  $ 1,462,000
                                                              ===========   ===========
Net income (loss) per common share:
  Basic.....................................................  $     (0.42)  $      0.41
                                                              ===========   ===========
  Diluted...................................................  $     (0.42)  $      0.41
                                                              ===========   ===========
Weighed average shares outstanding:
  Basic.....................................................    3,575,000     3,530,000
                                                              ===========   ===========
  Diluted...................................................    3,575,000     3,591,000
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                  1999          1998
                                                              ------------   ----------
Operating activities:
Net income..................................................  $    480,000   $1,462,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................       667,000      294,000
  Accretion of subordinated notes...........................       119,000           --
  Changes in operating assets and liabilities, net of
     effects from acquisition:
     Accounts receivable....................................    (1,688,000)  (2,179,000)
     Prepaid expenses and other current assets..............    (2,386,000)     507,000
     Other assets...........................................      (218,000)       2,000
     Accounts payable.......................................    10,031,000     (503,000)
     Accrued expenses.......................................    (3,434,000)   1,154,000
     Deferred revenue.......................................            --   (1,410,000)
                                                              ------------   ----------
Net cash provided by (used in) operating activities.........     3,571,000     (673,000)
Investing activities:
Cash paid for acquisition, net of cash acquired.............   (66,077,000)          --
Capital expenditures........................................      (259,000)    (129,000)
Change in short-term investments............................            --      566,000
Change in restricted investments............................            --     (652,000)
                                                              ------------   ----------
Net cash used in investing activities.......................   (66,336,000)    (215,000)
Financing activities:
Proceeds from long-term debt................................    47,000,000           --
Proceeds from mandatory redeemable preferred stock..........     5,000,000           --
Proceeds from subordinated notes............................    15,000,000           --
Payments on long-term debt..................................   (10,000,000)          --
Exercise of stock options...................................        31,000      247,000
                                                              ------------   ----------
Net cash provided by financing activities...................    57,031,000      247,000
Net decrease in cash and cash equivalents...................    (5,734,000)    (641,000)
Cash and cash equivalents, beginning of period..............     7,211,000    3,445,000
                                                              ------------   ----------
Cash and cash equivalents, end of period....................  $  1,477,000   $2,804,000
                                                              ============   ==========

           See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (RESTATED)

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

                           AMERICA SERVICE GROUP INC.

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

     The Preferred Stock, recorded at fair value, has a 5% dividend requirement. The Preferred Stock is recorded outside of permanent equity due to its mandatory redemption feature. Preferred Stock dividends are reported below net income to display net income available to common stockholders.

     The Company follows the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Diluted earnings per share will include shares to be issued relating to the Warrants under the treasury stock method and the conversion of Preferred Stock to Common Stock at the applicable conversion ratio. The Notes are contingent as to conversion based on a vote of the stockholders. Under SFAS No. 128, until all necessary conditions to conversion have been satisfied, the Notes are not considered in the diluted earnings per share computation.

     The Company has included in its proxy statement filing a detailed description of the Notes, the Warrants and the Preferred Stock, including conversion features and redemption requirements.

     The Company used $47.0 million in borrowings under the Credit Facility and the aggregate $20.0 million in proceeds received from its issuance of the Convertible Securities to Capital Partners and Executive Partners to finance, in part, the EMSA acquisition, which consisted of assets acquired of $89.2 million, including cash of $0.9 million and $46.4 million of cost in excess of net assets acquired and the assumption of $22.2 million in liabilities. The following unaudited pro forma results of operations give effect to the operations of the Company as if the acquisition had occurred effective January 1, 1999 and January 1, 1998:

                                                              THREE MONTHS   THREE MONTHS
                                                               MARCH 31,      MARCH 31,
                                                                  1999           1998
                                                              ------------   ------------
Healthcare revenue..........................................  $68,009,000    $65,792,000
Net income (loss) attributable to common shares.............   (1,511,000)       681,000
Net income (loss) per common share:
  Basic.....................................................  $     (0.42)   $      0.19
                                                              ===========    ===========
  Diluted...................................................  $     (0.42)   $      0.19
                                                              ===========    ===========

                           AMERICA SERVICE GROUP INC.

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

5.  RESTATEMENT FOR BENEFICIAL CONVERSION FEATURE

     The results of operations presented in the financial statements for the quarter ended March 31, 1999 have been restated to give effect to the accounting treatment recommended by the Securities and Exchange Commission (the "SEC") at a meeting of the Emerging Issues Task Force relating to securities similar to the Company's Series A Convertible Preferred Stock (the "Convertible Preferred Stock") that have a "beneficial conversion" feature. The Emerging Issues Task Force issued clarifying guidance, effective for transactions consummated after May 20, 1999, indicating that whether a beneficial conversion feature exists with respect to a convertible security should be determined at the date the issuer enters into a commitment to issue the security and that, if a beneficial conversion feature exists, it should be recorded upon the issuance of the security. The Company originally accounted for the issuance of the Convertible Preferred Stock in January 1999 following the Emerging Issues Task Force's guidance requiring that the existence of a beneficial conversion feature be determined at the date of the commitment to issue the security. The SEC concluded, during a review of the recently concluded EMSA transaction, that the Company should have accounted for the issuance of the Convertible Preferred Stock under the accounting interpretations that applied to transactions consummated prior to May 20, 1999. As a result, the Company will be required to restate its results for the first quarter ended March 31, 1999. An adjustment of $1.9 million, which increases paid-in capital, represents a $3.68 non-cash, nonrecurring dividend on each outstanding share of Convertible Preferred Stock. The dividend equals the increase in the fair market value of a share of the Company's Common Stock from the date the Company entered into a commitment to issue the Convertible Preferred Stock ($9.45 per share) to the Company's issuance of the Convertible Preferred Stock on January 26, 1999 ($13.125 per share). If the acquisition of EMSA had occurred subsequent to May 20, 1999, restatement of the Company's first quarter financial statements would not be required. The restatement is a historical event and will have no

                           AMERICA SERVICE GROUP INC.

impact on earnings per share in future periods. The restatement of the first quarter resulted in a reduction of fully diluted earnings per share of $0.54.

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

GENERAL

     The financial statements of the Company for the quarter ended March 31, 1999 include the operations of EMSA since January 26, 1999, the date of acquisition. The acquisition was strategic in that it positions the Company as the second largest provider of comprehensive managed healthcare for incarcerated individuals in the United States and positions the Company to capitalize on opportunities within the $4.5 billion correctional healthcare industry. Through the acquisition of EMSA, the Company was able to (1) increase its contracts from thirty-five to ninety-six; (2) increase the number of inmates served from 64,000 to 133,000; (3) leverage its revenue base whereby no one contract exceeds 8% of combined revenue; (4) increase its market presence to twenty-five states, versus sixteen; (5) leverage its corporate general and administrative expenses; (6) obtain more favorable pricing in areas such as pharmacy, medical supplies and lab costs; and (7) strengthen certain critical disciplines such as marketing and client development.

     In addition to the strategic advantages, EMSA's contracts are similar to the Company's prison and jail contracts, which will allow the Company to implement its operational process, which includes (1) a claims management tracking system that monitors incidents, claims and litigation; (2) a Daily Operating Report to control staffing and off-site utilization; (3) Bi-weekly pharmacy reports; and (4) a comprehensive cost review system that analyzes average costs per inmate at each facility. Through the implementation of the above processes, the Company anticipates an overall improvement in EMSA's margins.

RESULTS OF OPERATIONS

FIRST QUARTER MARCH 1999 COMPARED TO FIRST QUARTER MARCH 1998

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

                           AMERICA SERVICE GROUP INC.

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

     Depreciation and amortization increased $0.4 million to $0.7 million for March 1999. The increase of $0.4 is due to the amortization of cost in excess of net assets related to the EMSA acquisition, totaling $46.4 million, which is being amortized over twenty years.

     Net interest expense of $1.0 million for March 1998 relates to the financing of the EMSA acquisition through the Senior Revolving Credit Facility of $47.0 million and the $15.0 million Convertible Subordinated Notes. Interest expense of $1.1 million was offset by $0.1 million of interest income.

     Income taxes for March 1999 were $0.6 million, which equates to a 56.0% effective tax rate. The effective rate is directly related to the non-deductibility of certain expense items. The March 1998 financial statements have no provision for income taxes due to the utilization of income tax loss carryforwards.

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

     Preferred stock dividends of $45,000 relate to the 5% coupon rate on the $5.0 million of Convertible Preferred Stock issued as part of the EMSA acquisition. In addition, the results of operations presented in the financial statements for the quarter ended March 31, 1999 have been restated to give effect to the accounting treatment recommended by the SEC at a meeting of the Emerging Issues Task Force relating to securities similar to the Convertible Preferred Stock that have a "beneficial conversion" feature. The Emerging Issues Task Force issued clarifying guidance, effective for transactions consummated after May 20, 1999, indicating that whether a beneficial conversion feature exists with respect to a convertible security should be determined at the date the issuer enters into a commitment to issue the security and that, if a beneficial conversion feature exists, it should be recorded upon the issuance of the security. The Company originally accounted for the issuance of the Convertible Preferred Stock in January 1999 following the Emerging Issues Task Force's guidance requiring that the existence of a beneficial conversion feature be determined at the date of the commitment to issue the security. As a result of an SEC review of the recently concluded EMSA transaction, the Company recorded an adjustment of $1.9 million, which increases paid-in capital, representing a $3.68 non-cash, nonrecurring dividend on each outstanding share of Convertible Preferred Stock. The dividend equals the increase in the fair market value of a share of the Company's Common Stock from the date the Company entered into a commitment to issue the Convertible Preferred Stock ($9.45 per share) to the Company's issuance of the convertible Preferred Stock on January 26, 1999 ($13.125 per share). If the acquisition of EMSA had occurred subsequent to May 20, 1999, restatement of the Company's first quarter financial statements would not be required. The restatement is a historical event and will have no impact on earnings per share in future periods. The restatement of the first quarter resulted in a reduction of fully diluted earnings per share of $0.54.

                           AMERICA SERVICE GROUP INC.

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

     The transitioning of corporate finance functions was a slower process than planned as time and effort was committed to complete the independent financial statement audits for EMSA for January 25, 1999, for working capital statement purposes, and as of December 31, 1997 and 1998 and for three years ending December 31, 1998. The working capital audit was required to be completed within 60 days of the closing date while the December audits had a 90-day deadline. The task of completing four audits mandated the full attention of the entire EMSA finance department as EMSA had experienced a fairly significant amount of employee turnover within the last year. Additionally, no employees within the EMSA finance department relocated to Brentwood, Tennessee where the Company maintains its corporate headquarters. Accordingly, during the months of February and March replacements were recruited and hired at the Brentwood location to support the EMSA contracts.

     The following transition tasks have been completed or are operational: (1) general ledger conversion; (2) medical claims adjudication through its medical claims system; (3) billing and collection functions are in place with daily and weekly cash reports being generated which has reduced accounts receivable outstanding by approximately $10.0 million from March 31, 1999 to June 30, 1999;
(4) daily Operations Report used to manage site financial statements; (5) bi-weekly reports for staffing and pharmacy costs which account for approximately 75% of the Company's operating expenses; (6) site, contract and region specific operating statements; and (7) utilization management reports identifying open authorizations which will reduce delinquent medical claims payment which will be demonstrated by a reduction in unpaid medical claims.

     The Company believes the impact the transition had on vendor relations was minimal as the Company had notified its vendors and EMSA medical and non-medical providers of the acquisition. However, the Company has implemented a priority list for any medical providers who are displeased whereby any open or disputed invoices can be quickly researched and resolved. Additionally, the sites are receiving weekly reports whereby any missing authorizations can be identified and fixed immediately. The Company is not aware of any violations under its agreements with its providers.

     The Company has experienced a positive trend in cash collections in the months subsequent to March 31, 1999. The nature and number of contracts (representing 99% of consolidated revenues are based on fixed monthly fees or inmate population data provided by the state or county payors) allows the Company to quickly investigate and resolve any slow pay issues with clients. The remaining 1% of revenue is pharmacy and catastrophic medical claims reimbursement under certain contracts. These billings must be supported by payment documentation prior to submitting to the Company's client.

     The Company believes that by June 30, 1999 the disciplines impacted by the EMSA transition including medical claims and vendor payables processing, billing and collections, daily operational reporting will be functioning in a manner similar to the Company's other operating subsidiary, Prison Health Services, Inc. whereby accounts receivables and accounts payable days outstanding will be consistent with the Company's days prior to the acquisition.

                           AMERICA SERVICE GROUP INC.

     Management believes that the current levels of cash, when coupled with internally generated funds, acquired working capital of $24.0 from the EMSA acquisition and the line of credit is sufficient to meet the Company's foreseeable cash needs.

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

                           AMERICA SERVICE GROUP INC.

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

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

 3.1    --  Amended and Restated Certificate of Incorporation of America
            Service Group Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1,
            Registration No. 33-43306, as amended).
 3.2    --  Amended and Restated By-Laws of America Service Group Inc.
            (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1996).
 4.1    --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on
            Form S-1, Registration No. 33-43306).
11.1    --  Statement re-computation of per share earnings.
27.1    --  Financial Data Schedule for the quarter ended March 31, 1999
            (for SEC use only)
27.2    --  Financial Data Schedule for the quarter ended March 31, 1998
            (for SEC use only)
99.1    --  March 1999 Earnings Release

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

                                          AMERICA SERVICE GROUP INC.

                                                 /s/ MICHAEL CATALANO

                                          --------------------------------------
                                                     Michael Catalano
                                           President & Chief Executive Officer

                                                    /s/ BRUCE A. TEAL

                                          --------------------------------------
                                                      Bruce A. Teal
                                              Senior Vice President & Chief
                                                    Financial Officer

Dated: July 28, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
  11.1     --  Statement re-computation of per share earnings..............
  27.1     --  Restated Financial Data Schedule for the quarter ended March
               31, 1999 (for SEC use only).................................
  27.2     --  Financial Data Schedule for the quarter ended March 31, 1998
               (for SEC use only)..........................................
  99.1     --  March 1999 Earnings Release.................................