Form 10-Q
period 1999-06-30
AMERICA SERVICE GROUP INC /DE
filed 1999-08-13
CIK 877476

================================================================================

             FORM 10Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

   (MARK ONE)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         Commission File Number: 0-20135

                                 ---------------


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    There were 3,589,078 shares of Common Stock outstanding as of August 3, 1999.

================================================================================

                           AMERICA SERVICE GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998..........................      3
  Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 1999
    and June 30, 1998...................................................................................      4
  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30,
    1998................................................................................................      5
  Notes to Condensed Consolidated Financial Statements..................................................      6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........      8

PART II. OTHER INFORMATION

Item 5: Other Events....................................................................................     12
Item 6: Exhibits and Reports on Form 8-K................................................................     12
Signature page..........................................................................................     13

                                     PART I:

                              FINANCIAL INFORMATION


                           AMERICA SERVICE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  JUNE 30,       DECEMBER 31,
                                                                    1999           1998
                                                                ------------     -----------
                         ASSETS
Current assets:
  Cash and cash equivalents ...............................     $  5,828,000     $ 7,211,000
  Accounts receivable: Healthcare and other, less allowance
     for doubtful accounts ................................       42,466,000      13,760,000
  Prepaid expenses and other current assets ...............        3,579,000       1,098,000
  Current deferred taxes ..................................        2,730,000       2,730,000
                                                                ------------     -----------
          Total current assets ............................       54,603,000      24,799,000
Property and equipment, net ...............................        3,498,000       1,886,000
Deferred taxes ............................................        1,341,000       1,341,000
Cost in excess of net assets acquired, net ................       45,360,000              --
Other assets ..............................................        1,096,000         349,000
                                                                ============     ===========
                                                                $105,898,000     $28,375,000
                                                                ============     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................     $  6,673,000     $ 2,438,000
  Accrued expenses ........................................       32,535,000      11,846,000
  Subordinated notes ......................................       14,623,000              --
                                                                ------------     -----------
          Total current liabilities .......................       53,831,000      14,284,000
Noncurrent portion of accrued expenses ....................        1,876,000       1,300,000
Long-term debt ............................................       30,000,000              --
Commitments and contingencies
Mandatory redeemable preferred stock ......................        5,000,000              --
Mandatory redeemable common stock .........................        1,842,000       1,842,000
Common stock ..............................................           36,000          36,000
Additional paid in capital ................................       11,120,000       8,351,000
Retained earnings .........................................        2,193,000       2,562,000
                                                                ============     ===========
          Total liabilities and stockholders' equity ......     $105,898,000     $28,375,000
                                                                ============     ===========

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       QUARTER ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                        1999             1998             1999              1998
                                                    ------------      -----------     -------------      ------------
Healthcare revenue ............................     $ 72,218,000      $27,831,000     $ 130,499,000      $ 55,463,000
Healthcare expenses ...........................       65,261,000       25,163,000       117,739,000        50,005,000
                                                    ------------      -----------     -------------      ------------
Gross margin ..................................        6,957,000        2,668,000        12,760,000         5,458,000
Selling, general and administrative expenses ..        2,944,000        2,309,000         5,964,000         5,070,000
Depreciation and amortization .................        1,031,000          518,000         1,698,000           812,000
MedPartners settlement ........................               --         (960,000)               --        (2,555,000)
                                                    ------------      -----------     -------------      ------------
Income from operations ........................        2,982,000          801,000         5,098,000         2,131,000
Interest, net .................................       (1,267,000)         202,000        (2,291,000)          334,000
                                                    ------------      -----------     -------------      ------------
Income before taxes ...........................        1,715,000        1,003,000         2,807,000         2,465,000
Provision for income taxes ....................          511,000            5,000         1,123,000             5,000
                                                    ------------      -----------     -------------      ------------
Net income ....................................        1,204,000          998,000         1,684,000         2,460,000
Preferred stock dividends .....................           64,000               --         2,053,000                --
                                                    ============      ===========     =============      ============
Net income (loss) attributable to common shares     $  1,140,000      $   998,000     $    (369,000)        2,460,000
                                                    ============      ===========     =============      ============
Net income (loss) per common share:
  Basic .......................................     $       0.32      $      0.28     $       (0.10)     $       0.69
                                                    ============      ===========     =============      ============
  Diluted .....................................     $       0.28      $      0.27     $       (0.10)     $       0.67
                                                    ============      ===========     =============      ============
Weighed average shares outstanding:
  Basic .......................................        3,576,000        3,556,000         3,576,000         3,542,000
                                                    ============      ===========     =============      ============
  Diluted .....................................        4,284,000        3,735,000         3,576,000         3,663,000
                                                    ============      ===========     =============      ============

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS
                                                                           JUNE 30,
                                                                    1999             1998
                                                                ------------      -----------
Operating activities:
Net income ................................................     $  1,684,000      $ 2,460,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ...........................        1,698,000          812,000
  Accretion of subordinated notes .........................          282,000               --
  Changes in operating assets and liabilities, net of
     Effects from acquisition:
     Accounts receivable ..................................       10,747,000          852,000
     Prepaid expenses and other current assets ............       (1,683,000)         928,000
     Other assets .........................................         (577,000)          30,000
     Accounts payable .....................................        4,233,000         (152,000)
     Accrued expenses .....................................         (998,000)      (1,032,000)
                                                                ------------      -----------
Net cash provided by operating activities .................       15,386,000        3,898,000
Investing activities:
Cash paid for acquisition, net of cash acquired ...........      (66,077,000)              --
Capital expenditures ......................................         (858,000)        (168,000)
Sale of property and equipment ............................               --          533,000
Change in short-term investments ..........................               --        1,319,000
Change in restricted investments ..........................               --       (1,552,000)
                                                                ------------      -----------
Net cash provided by (used in) investing activities .......      (66,935,000)         132,000
Financing activities:
Proceeds from long-term debt ..............................       47,000,000               --
Proceeds from mandatory redeemable preferred stock ........        5,000,000               --
Proceeds from subordinated notes ..........................       15,000,000               --
Payments on long-term debt ................................      (17,000,000)              --
Exercise of stock options .................................          166,000          268,000
                                                                ------------      -----------
Net cash provided by financing activities .................       50,166,000          268,000
Net increase (decrease) in cash and cash equivalents ......       (1,383,000)       4,298,000
Cash and cash equivalents, beginning of period ............        7,211,000        3,445,000
                                                                ------------      -----------
Cash and cash equivalents, end of period ..................     $  5,828,000      $ 7,743,000
                                                                ============      ===========

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.  BASIS OF PRESENTATION

    The interim consolidated financial statements as of June 30, 1999 and for the six months and quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the six months and quarter presented. The results of operations for the six months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1998.

2.  RECLASSIFICATIONS

    Certain reclassifications have been made to the June 1998 Condensed Consolidated Income Statement relating to the presentation of the MedPartners Release and Settlement Agreement as discussed in Note 4. Specifically, $0.4 and $0.8 million for the quarter and six months of reimbursements relating to healthcare and lease costs are now reflected in healthcare expenses and $0.5 and $1.2 million for the quarter and six months of costs associated with the failed merger are included in selling, general and administrative expenses and amortization expense. The reclassifications increased the nonrecurring gain by $0.9 million for the quarter and $2.0 million for the six months. The gain now reflected for the quarter and six months is $1.0 and $2.6 million, respectively. The reclassifications did not impact net income or earnings per share calculations and were discussed in conjunction with the Company's March 1998 10-Q's Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    The purchase price paid to InPhyNet was subject to increase or decrease on a dollar-for-dollar basis by an amount equal to the amount by which EMSA's working capital, as defined, and as reflected on its balance sheet as of January 25, 1999 (the "Closing Date Balance Sheet"), was in excess of or was less than $27.6 million. The Closing Date Balance Sheet reflected working capital, as defined, of $24.0 million. Accordingly, the Company received $3.6 million in March 1999 as part of the purchase price adjustment. The Company accounted for the EMSA acquisition using the purchase method of accounting.

    In connection with the EMSA acquisition: (i) the Company and all of its subsidiaries, including EMSA, EMSA Military and EMSA Correctional, entered into an Amended and Restated Credit Agreement, dated as of January 26, 1999, with NationsBank, N.A., as Administrative Agent and Issuing Bank ("NationsBank"), which provides for a revolving credit facility of up to $46.0 million (the "Credit Facility") subject to scheduled reductions and (ii) the Company entered into a Securities Purchase Agreement, dated as of January 26, 1999 (the "Securities Purchase Agreement") with Health Care Capital Partners L.P. ("Capital Partners") and Health Care Executive Partners L.P. ("Executive Partners"), investment funds managed by Ferrer Freeman Thompson & Co. (collectively, with Capital Partners and Executive Partners, "FFT"). On January 26, 1999, pursuant to the Securities Purchase Agreement, the Company issued to Capital Partners and Executive Partners (i) $15.0 million aggregate principal amount of the Company's 12% Subordinated

Convertible Bridge Notes due January 26, 2000 (the "Notes") with detachable warrants (the "Warrants") to purchase an aggregate 135,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and (ii) 50,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), for $5.0 million. The Preferred Stock is subject to mandatory redemption on July 26, 2005. The Notes, Warrants and Preferred Stock are referred to collectively as the "Convertible Shares."

    The Company has obtained an independent valuation computation of the fair values of the Warrants ($4.88 per Warrant). Significant assumptions used in the fair value calculation include: risk-free interest rate (4.79%); expiration period (7 years); volatility (49%); and dividend per share (zero). The proceeds from the sale of the Notes and Warrants were allocated in January 1999 based on the relative fair values of the Warrants and Notes, with the fair value of the Warrants being accounted for as an addition to paid-in capital. The resulting discount on the Notes is accounted for as such and is being accreted and charged to interest expense over the one-year life of the notes.

    Preferred stock dividends of $2.0 million relate to the 5% coupon rate on the $5.0 million of Convertible Preferred Stock issued as part of the EMSA acquisition, which equates to $0.1 million and a noncash, nonrecurring dividend of $1.9 million, which increased paid-in capital and represents a $3.68 dividend on each outstanding share of Convertible Preferred Stock. The dividend equals the increase in the fair market value of a share of the Company's Common Stock from the date the Company entered into a commitment to issue the Convertible Preferred Stock ($9.45 per share) to the Company's issuance of the convertible Preferred Stock on January 26, 1999 ($13.125 per share).

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

                                                      THREE MONTHS       THREE MONTHS        SIX MONTHS            SIX MONTHS
                                                        JUNE 30,           JUNE 30,           JUNE 30,              JUNE 30,
                                                          1999               1998               1999                  1998
                                                     --------------     --------------     ---------------      ---------------
Healthcare revenue ...............................   $   72,218,000     $   65,679,000     $   140,227,000      $   131,471,000

Net income (loss) attributable to common shares ..        1,140,000            195,000            (371,000)          (1,820,000)
Net income (loss) per common share:
  Basic ..........................................   $         0.32     $         0.05     $         (0.10)     $         (0.51)
                                                     ==============     ==============     ===============      ===============
  Diluted ........................................   $         0.28     $         0.05     $         (0.10)     $         (0.51)
                                                     ==============     ==============     ===============      ===============

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

GENERAL

    The financial statements of the Company for the six months ended June 30, 1999 include the operations of EMSA since January 26, 1999, the date of acquisition. The acquisition was strategic in that it positions the Company as the second largest provider of comprehensive managed healthcare for incarcerated individuals in the United States and positions the Company to capitalize on opportunities within the $4.5 billion correctional healthcare industry. Through the acquisition of EMSA, the Company was able to (1) increase its contracts from thirty-five to ninety-six; (2) increase the number of inmates served from 64,000 to 133,000; (3) leverage its revenue base whereby no one contract exceeds 8% of combined revenue; (4) increase its market presence to twenty-five states, versus sixteen; (5) leverage its corporate general and administrative expenses; (6) obtain more favorable pricing in areas such as pharmacy, medical supplies and lab costs; and (7) strengthen certain critical disciplines such as marketing and client development.

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

RESULTS OF OPERATIONS

SECOND QUARTER JUNE 1999 COMPARED TO SECOND QUARTER JUNE 1998

    Healthcare revenues for the quarter June 1999 increased to $72.2 million from $27.8 million in the second quarter 1998. The $44.4 million increase is attributable to the acquisition of EMSA, an increase in inmate population and automatic pricing adjustments of existing PHS contracts and new business. Revenue from EMSA was $39.6 million, existing PHS contracts increased $2.9 million or 10.4% as compared to June 1998 and new business was $1.9 million.

    Healthcare expenses during the second quarter 1999 were $65.3 million or 90.4% of revenue versus $25.2 million or 90.4% of revenue for the same period in 1998. The $40.1 million increase is mainly attributable to the EMSA acquisition.

    Selling, general and administrative expenses for the quarter ended June 1999 increased $0.6 million as compared to June 1998, due to the additional costs related to the EMSA acquisition. As a percent of revenue, selling, general and administrative expenses are 4.1% for June 1999 versus 8.3% for June 1998, exclusive of the costs associated with the terminated merger with MedPartners. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by the EMSA acquisition.

    Depreciation and amortization increased $0.5 million to $1.0 million for June 1999. The increase of $0.5 million is mainly due to the amortization of cost in excess of net assets related to the EMSA acquisition, totaling $46.4 million, which is being amortized over twenty years.

    Net interest expense of $1.3 million for June 1999, which includes $0.2 million of noncash accretion on the Convertible Subordinated Notes, relates to the financing of the EMSA acquisition through the Senior Revolving Credit Facility of $47.0 million and the $15.0 million Convertible Subordinated Notes. Interest expense of $1.4 million was offset by $0.1 million of interest income. The outstanding balance of the Senior Revolving Credit Facility was $30.0 million as of June 1999. In addition, the Company repaid $7.5 million of the $15.0 million Convertible Subordinated Notes on July 2, 1999.

    Income taxes for June 1999 were $0.5 million, which equates to a 30% effective tax rate. Income taxes reflect a six month effective rate of 40%. The June 1998 financial statements have minimal income taxes due to the utilization of income tax loss carryforwards.

    The Company recorded a gain of $1.0 million in the second quarter of 1998 related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company received a payment totaling $0.6 million and $0.4 million in employee healthcare and lease costs were reimbursed by MedPartners for the quarter ended June 1998.

    Preferred stock dividends of $64,000 relate to the 5% coupon rate on the $5.0 million of Convertible Preferred Stock issued as part of the EMSA acquisition.


SIX MONTHS JUNE 1999 COMPARED TO SIX MONTHS JUNE 1998

    Healthcare revenues for the six months June 1999 increased to $130.5 million from $55.5 million for six months 1998. The $75.0 million increase is attributable to the acquisition of EMSA, an increase in inmate population and automatic pricing adjustments of existing PHS contracts and new business. Revenue from EMSA was $68.1 million, existing PHS contracts increased $4.9 million or 8.9% as compared to June 1998 and new business was $2.0 million.

    Healthcare expenses during the six months ended June 1999 were $117.7 million or 90.2% of revenue versus $50.0 million or 90.2% of revenue for the same period in 1998. The $67.7 million increase is primarily attributable to the EMSA acquisition.

    Selling, general and administrative expenses for the six months ended June 1999 increased $0.9 million as compared to June 1998, due to the additional costs related to the EMSA acquisition. Selling, general and administrative expenses for the six months ended June 1998 include $0.7 million of costs related to the failed merger with MedPartners. As a percent of revenue, selling, general and administrative expenses are 4.6% for June 1999 versus 7.9% for June 1998, exclusive of the costs associated with the failed merger. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by the EMSA acquisition.

    Depreciation and amortization increased $0.9 million to $1.7 million for June 1999. The increase of $0.9 million is mainly due to the amortization of cost in excess of net assets related to the EMSA acquisition, totaling $46.4 million, which is being amortized over twenty years.

    Net interest expense of $2.3 million for June 1999, which includes $0.3 million of noncash accretion on the Convertible Subordinated Notes, relates to the financing of the EMSA acquisition through the Senior Revolving Credit Facility of $47.0 million and the $15.0 million Convertible Subordinated Notes. Interest expense of $1.4 million was offset by $0.1 million of interest income.

The outstanding balance of the Senior Revolving Credit Facility was $30.0 million as of June 1999. In addition, the Company repaid $7.5 million of the $15.0 million Convertible Subordinated Notes on July 2, 1999.

    Income taxes for June 1999 were $1.1 million, which equates to a 40% effective tax rate. The June 1998 financial statements have minimal income taxes due to the utilization of income tax loss carryforwards.

    The Company recorded a gain of $2.6 million for the six months of 1998 related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company received payments totaling $2.8 million, of which $1.0 million reimbursed the Company for costs directly associated with the terminated merger transaction. In addition to the $1.8 million recognized from payments from MedPartners, an additional $0.8 million in employee healthcare and lease costs were reimbursed by MedPartners for the six months ended June 1998.

    Preferred stock dividends of $2.0 million relate to the 5% coupon rate on the $5.0 million of Convertible Preferred Stock issued as part of the EMSA acquisition, which equates to $0.1 million and a noncash, nonrecurring dividend of $1.9 million, which increased paid-in capital and represents a $3.68 dividend on each outstanding share of Convertible Preferred Stock. The dividend equals the increase in the fair market value of a share of the Company's Common Stock from the date the Company entered into a commitment to issue the Convertible Preferred Stock ($9.45 per share) to the Company's issuance of the convertible Preferred Stock on January 26, 1999 ($13.125 per share).


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at June 30, 1999, were $5.8 million, compared with cash and cash equivalents of $7.2 million at December 31, 1998. Cash provided by operating activities during the six months ended June 30, 1999 was $15.4 million compared to cash provided by operations of $3.9 million for the comparable 1998 period. The overall increase in cash from operating activities was due to the completion of the transitioning of EMSA's corporate finance functions during the second quarter, including processing of vendor and medical claims invoices and accounts receivable. The transition had temporarily slowed the processing of both vendor and medical providers' claims, as well as billing and collections of certain contracts' monthly base fees. With the completion of the transition, accounts receivable during the second quarter were reduced by $12.4 million, while accounts payable and accrued expenses declined by $2.7 million. Due to the significant improvement in cash flow from operations, the Company was able to reduce the Senior Revolving Credit Facility by an additional $7.0 million in the second quarter whereby a total of $17.0 million has been repaid. In addition to the Senior Revolving Credit Facility paydowns, the Company paid $7.5 million on the Subordinated Convertible Notes on July 2, 1999.

    The transitioning of corporate finance functions was a slower process than planned as time and effort was committed to complete the independent financial statement audits for EMSA for January 25, 1999, for working capital statement purposes, and as of December 31, 1998 and for three years ending December 31, 1998. The working capital audit was required to be completed within 60 days of the closing date while the December audits had a 90-day deadline. The task of completing four audits mandated the full attention of the entire EMSA finance department. Additionally, no employees within the EMSA finance department relocated to Brentwood, Tennessee where the Company maintains its corporate headquarters. Accordingly, during the months of February and March replacements were recruited and hired at the Brentwood location to support the EMSA contracts.

    The following transition tasks have been completed and are operational: (1) general ledger conversion; (2) medical claims adjudication through its medical claims system; (3) billing and collection functions are in place with daily and weekly cash reports being generated which has reduced accounts receivable outstanding by $12.4 million from March 31, 1999 to June 30, 1999; (4) Daily Operations Report used to manage site financial operations; (5) bi-weekly reports for staffing and pharmacy costs; (6) site, contract and region specific operating statements; and (7) utilization management reports identifying open authorizations which will reduce potential delinquent medical claims payment.

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

    The Company believes that the disciplines impacted by the EMSA transition including medical claims and vendor payables processing, billing and collections, daily operational reporting are functioning in a manner similar to the Company's other operating subsidiary, Prison Health Services, Inc. whereby accounts receivables and accounts payable days outstanding will begin to approach the Company's days prior to the acquisition.

    Management believes that the current levels of cash, when coupled with internally generated funds, acquired working capital of $24.0 million from the EMSA acquisition and the line of credit is sufficient to meet the Company's foreseeable cash needs.


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

    The Company has completed the evaluation of all computer systems and software it currently utilizes and has determined that 85% of all computer systems and software will be in compliance without modification. The Company is currently in the process of modifying or replacing the remaining 15% of its computer systems and software. The general ledger, accounts payable, accounts receivable and timekeeping systems have been upgraded, tested and are in production. The Company's most significant outsourcing contract is for medical claims processing and payment and that vendor has certified that all Year 2000 modifications will be completed by December 31, 1999.

    The Company has undertaken a program to inventory, assess and correct or replace the equipment that contains embedded chips. The Company has completed its inventory of its sites, and is in its final stages of its inventory with contract vendors. The analysis, replacement or modification, or implementation of alternative plans for equipment that will have a direct impact on patient safety and health will be completed by September 1999.

    The Company is relying on information that is being provided by equipment and medical device manufacturers regarding the Year 2000 compliance status of their products. While the Company is attempting to evaluate information provided by its present vendors, there can be no assurances that in all instances accurate information is being provided. The Company also cannot in all instances guarantee that the repair, replacement or upgrade of all items of equipment and medical device systems will occur on a timely basis. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000-related failures of such equipment. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by September 30, 1999. Costs as a result of these types of occurrences are in the process of being determined.

    The Company has also initiated communications with suppliers and vendors whose supplies are essential for day-to-day operations regarding their state of Year 2000 readiness. The Company is continuing its efforts to obtain such information from all critical suppliers and vendors and feels that it will be able to determine its vendors' status by September 30, 1999. Failure of certain suppliers and vendors to remain in business without interruptions following December 31, 1999 could have a material impact on operations or the Company's ability to provide healthcare services. Contingency plans may include stockpiling medical supplies and materials, increasing inventory levels and securing alternate sources of supply. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by September 30, 1999. Costs as a result of these types of occurrences are in the process of being determined.

    Because the Company's physical sites are located within facilities owned and operated by other entities whose Year 2000 readiness efforts it does not control, there will be issues that arise which are dependent on these clients' efforts. The Company has initiated communications with its clients on these matters. The Company anticipates its contingency planning for this aspect of its Year 2000 assessment to be completed by September 30, 1999 and feels costs related to this phase will be immaterial.

    The Company expects to expend approximately $0.1 million in connection with evaluating, modifying and replacing its computer systems and software and expects to fund such expenditures through operating cash flows. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

                                    PART II:

                                OTHER INFORMATION

ITEM 5. -- OTHER EVENTS

    On July 23, 1999, the Company issued a press release discussing its second quarter 1999 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits

  3.1   --  Amended and Restated Certificate of Incorporation of America Service
            Group Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, Registration
            No. 33-43306, as amended).

  3.2   --  Amended and Restated By-Laws of America Service Group Inc.
            (incorporated by reference to Exhibit 3.2 of the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1996).

  4.1   --  Specimen Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 of the Registrant's Registration Statement on Form S-1,
            Registration No. 33-43306).

 11.1   --  Statement re-computation of per share earnings.

 27.1   --  Financial Data Schedule for the quarter and six months ended
            June 30, 1999 (for SEC use only)

 27.2   --  Financial Data Schedule for the quarter and six months ended
            June 30, 1998 (for SEC use only)

 99.1   --  June 1999 Earnings Release

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

                              AMERICA SERVICE GROUP INC.


                                           /s/ MICHAEL CATALANO
                              --------------------------------------------------
                                              Michael Catalano
                                    President & Chief Executive Officer



                                              /s/ BRUCE A. TEAL
                              --------------------------------------------------
                                                 Bruce A. Teal
                              Executive Vice President & Chief Financial Officer



Dated: August 12, 1999

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                             DESCRIPTION                                                         PAGE
   -------                             -----------                                                         ----
    11.1      --  Statement re-computation of per share earnings........................................

    27.1      --  Restated Financial Data Schedule for the quarter and six months ended June 30, 1999
                  (for SEC use only) ...................................................................

    27.2      --  Financial Data Schedule for the quarter and six months ended June 30, 1998
                  (for SEC use only)....................................................................

    99.1      --  June 1999 Earnings Release............................................................