Form 10-Q
period 1999-09-30
AMERICA SERVICE GROUP INC /DE
filed 1999-11-15
CIK 877476

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

                  FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

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

    There were 3,613,379 shares of Common Stock outstanding as of October 29, 1999.

================================================================================

                           AMERICA SERVICE GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at September 30, 1999 and December 31, 1998.....................          3
  Condensed Consolidated Income Statement for the quarters and nine months ended September 30,
   1999 and September 30, 1998..........................................................................          4
  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and
   September 30, 1998...................................................................................          5
  Notes to Condensed Consolidated Financial Statements..................................................          6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........          8

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders.............................................         12
Item 5: Other Events....................................................................................         12
Item 6: Exhibits and Reports on Form 8-K................................................................         12
Signature page..........................................................................................         13

                                     PART I:

                              FINANCIAL INFORMATION


                           AMERICA SERVICE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        1999          1998
                                                                   -------------   ------------
                              ASSETS
Current assets:
  Cash and cash equivalents....................................     $      2,752   $     7,211
  Accounts receivable: healthcare and other, less allowance
     for doubtful accounts.....................................           35,145        13,760
  Prepaid expenses and other current assets....................            3,751         1,098
  Current deferred taxes.......................................            2,730         2,730
                                                                    ---------------------------
          Total current assets.................................           44,378        24,799
Property and equipment, net....................................            3,707         1,886
Deferred taxes.................................................            1,341         1,341
Cost in excess of net assets acquired, net.....................           45,137           ---
Other assets...................................................              832           349
                                                                    ===========================
                                                                    $     95,395   $    28,375
                                                                    ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................     $      8,023   $     2,438
  Accrued expenses.............................................           27,880        11,846
  Subordinated notes...........................................               --           ---
                                                                    ---------------------------
          Total current liabilities............................           35,903        14,284
Noncurrent portion of accrued expenses.........................            2,520         1,300
Long-term debt.................................................           28,000           ---
Commitments and contingencies
Mandatory redeemable preferred stock...........................           12,369           ---
Mandatory redeemable common stock..............................            1,842         1,842
Common stock...................................................               37            36
Additional paid in capital.....................................           12,370         8,351
Shareholders' notes receivable                                            (1,059)          ---
Retained earnings..............................................            3,413         2,562
                                                                    ===========================
          Total liabilities and stockholders' equity...........     $     95,395   $    28,375
                                                                    ===========================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                     CONDENSED CONSOLIDATED INCOME STATEMENT

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       QUARTER ENDED                    NINE MONTHS
                                                       SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                    1999            1998           1999            1998
                                                    ----            ----           ----            ----
Healthcare revenue........................         $69,667         $28,215        $200,166        $ 83,678
Healthcare expenses.......................          62,493          25,183         180,232          75,188
                                               --------------------------------------------------------------
Gross margin..............................           7,174           3,032          19,934           8,490
Selling, general and administrative
  expenses                                           3,058           2,284           9,022           7,354
Depreciation and amortization.............             997             179           2,695             991
MedPartners settlement....................             ---            (960)            ---          (3,515)
                                               --------------------------------------------------------------
Income from operations....................           3,119           1,529           8,217           3,660
Interest, net.............................            (924)            169          (3,215)            503
                                               --------------------------------------------------------------
Income before taxes.......................           2,195           1,698           5,002           4,163
Provision for income taxes................             878             113           2,001             118
                                               --------------------------------------------------------------
Net income................................           1,317           1,585           3,001           4,045
Preferred stock dividends.................              97             ---           2,150             ---
                                               ==============================================================
Net income attributable to common shares..         $ 1,220         $ 1,585         $   851        $  4,045
                                               ==============================================================
Net income per common share:
  Basic...................................         $  0.34         $  0.44        $   0.24        $   1.14
                                               ==============================================================
  Diluted.................................         $  0.28         $  0.43        $   0.24        $   1.10
                                               ==============================================================
Weighed average shares outstanding:
  Basic...................................           3,613           3,564           3,588           3,550
                                               ==============================================================
  Diluted.................................           4,786           3,662           4,412           3,663
                                               ==============================================================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 NINE MONTHS
                                                                SEPTEMBER 30,
                                                             1999          1998
                                                        ----------------------------
Operating activities:
Net income..........................................         $3,001        $ 4,045
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization.....................          2,695            991
  Accretion of subordinated notes...................            540            ---
  Changes in operating assets and liabilities, net of
     effects from acquisition:
     Accounts receivable............................         18,067         (4,033)
     Prepaid expenses and other current assets......         (1,854)           808
     Other assets...................................           (403)            (6)
     Accounts payable...............................          5,585           (719)
     Accrued expenses...............................         (5,447)          (941)
                                                        ----------------------------
Net cash provided by operating activities...........         22,184            145
Investing activities:
Cash paid for acquisition, net of cash acquired.....        (66,077)           ---
Capital expenditures................................         (1,424)          (367)
Sale of property and equipment                                  ---            533
Change in short-term investments....................            ---         (1,826)
Change in restricted investments....................            ---         (1,326)
                                                        ----------------------------
Net cash used in investing activities...............        (67,501)        (2,986)
Financing activities................................
Proceeds from long-term debt........................         47,000            ---
Proceeds from mandatory redeemable preferred stock..          5,000            ---
Proceeds from subordinated notes....................         15,000            ---
Payments on long-term debt..........................        (19,000)           ---
Payments on subordinated notes......................         (7,500)           ---
Exercise of stock options...........................            358            340
                                                        ----------------------------
Net cash provided by financing activities...........         40,858            340
Net decrease in cash and cash equivalents...........         (4,459)        (2,501)
Cash and cash equivalents, beginning of period......          7,211          3,445
                                                        ----------------------------
Cash and cash equivalents, end of period............        $ 2,752          $ 944
                                                        ============================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.  BASIS OF PRESENTATION

    The interim consolidated financial statements as of September 30, 1999 and for the nine months and quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the nine months and quarter presented. The results of operations for the nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1998.

2.  RECLASSIFICATIONS

    Certain reclassifications have been made to the September 1998 Condensed Consolidated Income Statement relating to the presentation of the MedPartners Release and Settlement Agreement as discussed in Note 4. Specifically, $0.4 and $1.1 million for the quarter and nine months of reimbursements relating to healthcare and lease costs are now reflected in healthcare expenses and $1.2 million for nine months of costs associated with the failed merger are included in selling, general and administrative expenses and amortization expense. The reclassifications increased the nonrecurring gain by $0.4 million for the quarter and $2.3 million for the nine months. The gain now reflected for the quarter and nine months is $1.0 and $3.5 million, respectively. The reclassifications did not impact net income or earnings per share calculations and were discussed in conjunction with the Company's September 1998 10-Q's Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    In connection with the EMSA acquisition: (i) the Company and all of its subsidiaries, including EMSA, EMSA Military and EMSA Correctional, entered into an Amended and Restated Credit Agreement, dated as of January 26, 1999, with NationsBank, N.A., as Administrative Agent and Issuing Bank ("NationsBank"), which now provides for a Senior Revolving Credit Facility of up to $52.0 million (the "Credit Facility") subject to scheduled reductions and (ii) the Company entered into a Securities Purchase Agreement, dated as of January 26, 1999 (the "Securities Purchase Agreement") with Health Care Capital Partners L.P. ("Capital Partners") and Health Care Executive Partners L.P. ("Executive Partners"), investment funds managed by Ferrer Freeman Thompson

& Co. (collectively, with Capital Partners and Executive Partners, "FFT"). On January 26, 1999, pursuant to the Securities Purchase Agreement, the Company issued to Capital Partners and Executive Partners (i) $15.0 million aggregate principal amount of the Company's 12% Subordinated Convertible Bridge Notes due January 26, 2000 (the "Notes") with detachable warrants (the "Warrants") to purchase an aggregate 135,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and (ii) 50,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), for $5.0 million. The Preferred Stock is subject to mandatory redemption on July 26, 2005. The Notes, Warrants and Preferred Stock are referred to collectively as the "Convertible Shares."

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

    Preferred stock dividends of $2.1 million relate to the 5% coupon rate on the $5.0 million of Convertible Preferred Stock issued as part of the EMSA acquisition, which equates to $0.2 million and a noncash, nonrecurring dividend of $1.9 million, which increased paid-in capital and represents a $3.68 dividend on each outstanding share of Convertible Preferred Stock. The dividend equals the increase in the fair market value of a share of the Company's Common Stock from the date the Company entered into a commitment to issue the Convertible Preferred Stock ($9.45 per share) to the Company's issuance of the convertible Preferred Stock on January 26, 1999 ($13.125 per share).

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

    The Company used $47.0 million in borrowings under the Credit Facility and the aggregate $20.0 million in proceeds received from its issuance of the Convertible Securities to Capital Partners and Executive Partners to finance, in part, the EMSA acquisition, which consisted of assets acquired of $89.2 million, including cash of $0.9 million and $46.7 million of cost in excess of net assets acquired and the assumption of $22.2 million in liabilities. The following unaudited pro forma results of operations give effect to the operations of the Company as if the acquisition had occurred effective January 1, 1999 and January 1, 1998 (in thousands):

                                                     THREE MONTHS    THREE MONTHS    NINE MONTHS   NINE MONTHS
                                                     SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                         1999            1998           1999          1998
                                                    ------------------------------------------------------------
    Healthcare revenue............................  $   69,667       $    71,795     $    209,894  $    203,266
    Net income attributable to common shares......       1,220             1,742              849           892
    Net income per common share:
      Basic.......................................  $     0.34       $      0.49     $       0.24  $       0.25
                                                    ============================================================
      Diluted.....................................  $     0.28       $      0.45     $       0.24  $       0.25
                                                    ============================================================

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

GENERAL

    The financial statements of the Company for the nine months ended September 30, 1999 include the operations of EMSA since January 26, 1999, the date of acquisition. The acquisition was strategic in that it positions the Company as the second largest provider of comprehensive managed healthcare for incarcerated individuals in the United States and positions the Company to capitalize on opportunities within the $4.5 billion correctional healthcare industry. Through the acquisition of EMSA, the Company was able to (1) increase its contracts from thirty-five to ninety-six; (2) increase the number of inmates served from 64,000 to 133,000; (3) diversify its revenue base, so that no one contract exceeds 8% of combined revenue; (4) increase its market presence from sixteen to twenty-five states; (5) leverage its corporate general and administrative expenses; (6) obtain more favorable pricing in areas such as pharmacy, medical supplies and lab costs; and (7) strengthen certain critical disciplines such as marketing and operations management.

    In addition to the strategic advantages, EMSA's contracts are similar to the Company's prison and jail contracts, which will allow the Company to implement its operational process, which includes (1) a claims management tracking system that monitors incidents, claims and litigation; (2) a Daily Operating Report to control staffing and off-site utilization; (3) biweekly pharmacy reports; and
(4) a comprehensive cost review system that analyzes average costs per inmate at each facility. Through the implementation of the above processes, the Company anticipates an overall improvement in EMSA's margins.

RESULTS OF OPERATIONS

THIRD QUARTER SEPTEMBER 1999 COMPARED TO THIRD QUARTER SEPTEMBER 1998

    Healthcare revenues for the quarter September 1999 increased to $69.7 million from $28.2 million in the third quarter 1998. The $41.5 million increase is attributable to the acquisition of EMSA, an increase in inmate population and automatic pricing adjustments of existing PHS contracts and new business. Revenue from EMSA was $34.8 million, existing PHS contracts increased $2.3 million or 8.2% as compared to September 1998 and new business was $4.4 million.

    Healthcare expenses during the third quarter 1999 were $62.5 million or 89.7% of revenue versus $25.2 million or 89.3% of revenue for the same period in 1998. The $37.3 million increase is mainly attributable to the EMSA acquisition.

    Selling, general and administrative expenses for the quarter ended September 1999 increased $0.8 million as compared to September 1998, due to the additional costs related to the EMSA acquisition. As a percent of revenue, selling, general and administrative expenses are 4.4% for September 1999 versus 8.1% for September 1998. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by the EMSA acquisition.

    Depreciation and amortization increased $0.8 million to $1.0 million for September 1999. The increase is mainly due to the amortization of cost in excess of net assets related to the EMSA acquisition, totaling $46.7 million, which is being amortized over twenty years.

    Net interest expense of $0.9 million for September 1999, which includes $0.3 million of noncash accretion on the Convertible Subordinated Notes, relates to the financing of the EMSA acquisition through the Senior Revolving Credit Facility of $47.0 million and the $15.0 million Convertible Subordinated Notes. The Company paid $7.5 million of the Convertible Subordinated Notes on July 2, 1999 and converted the remaining $7.5 million to redeemable Convertible Preferred Stock on August 30, 1999. Interest expense of $1.0 million was offset by $0.1 million of interest income. An additional $2.0 million was paid on the Senior Revolving Credit Facility, leaving an outstanding balance of $28.0 million as of September 1999.

    Income taxes for September 1999 were $0.9 million, which equates to a 40% effective tax rate. The September 1998 financial statements have minimal income taxes due to the utilization of income tax loss carryforwards.

    The Company recorded a gain of $1.0 million in the third quarter of 1998 related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company received a $0.6 million payment and had $0.4 million in employee healthcare and lease costs reimbursed by MedPartners for the quarter ended September 1998.

    Preferred stock dividends of $0.1 million relate to the 5% coupon rate on the $12.5 million of Convertible Preferred Stock.


NINE MONTHS SEPTEMBER 1999 COMPARED TO NINE MONTHS SEPTEMBER 1998

    Healthcare revenues for the nine months September 1999 increased to $200.2 million from $83.7 million for nine months 1998. The $116.5 million increase is attributable to the acquisition of EMSA, an increase in inmate population and automatic pricing adjustments of existing PHS contracts and new business. Revenue from EMSA was $103.2 million, existing PHS contracts increased $6.9 million or 8.2% as compared to September 1998 and new business was $6.4 million.

    Healthcare expenses during the nine months ended September 1999 were $180.2 million or 90.0% of revenue versus $75.2 million or 89.9% of revenue for the same period in 1998. The $105.0 million increase is primarily attributable to the EMSA acquisition.

    Selling, general and administrative expenses for the nine months ended September 1999 increased $1.7 million as compared to September 1998, due to the additional costs related to the EMSA acquisition. Selling, general and administrative expenses for the nine months ended September 1998 include $0.7 million of costs related to the failed merger with MedPartners. As a percent of revenue, selling, general and administrative expenses are 4.5% for September 1999 versus 8.0% for September 1998, exclusive of the costs associated with the failed merger. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by the EMSA acquisition.

    Depreciation and amortization increased $1.7 million to $2.7 million for September 1999. The increase of $1.7 million is mainly due to the amortization of cost in excess of net assets related to the EMSA acquisition, totaling $46.7 million, which is being amortized over twenty years.

    Net interest expense of $3.2 million for September 1999, which includes $0.5 million of noncash accretion on the Convertible Subordinated Notes, relates to the financing of the EMSA acquisition through the Senior Revolving Credit Facility of $47.0 million and the $15.0 million Convertible Subordinated Notes. Interest expense of $3.4 million was offset by $0.2 million of interest income.

The outstanding balance of the Senior Revolving Credit Facility was $28.0 million as of September 1999. The Company repaid $7.5 million of the $15.0 million Convertible Subordinated Notes on July 2, 1999 and converted the remaining $7.5 million to redeemable Convertible Preferred Stock on August 30, 1999.

    Income taxes for September 1999 were $2.0 million, which equates to a 40% effective tax rate. The September 1998 financial statements have minimal income taxes due to the utilization of income tax loss carryforwards.

    The Company recorded a gain of $3.5 million for the nine months of 1998 related to the Settlement Agreement between the Company and MedPartners. As part of the Settlement Agreement, the Company received payments totaling $2.8 million, of which $1.0 million reimbursed the Company for costs directly associated with the terminated merger transaction. In addition to the $1.8 million recognized from payments from MedPartners, an additional $1.7 million in employee healthcare and lease costs were reimbursed by MedPartners for the nine months ended September 1998.

    Preferred stock dividends of $2.1 million relate to the 5% coupon rate on the Convertible Preferred Stock issued as part of the EMSA acquisition, which equates to $0.2 million and a noncash, nonrecurring dividend of $1.9 million, which increased paid-in capital and represents a $3.68 dividend on each outstanding share of Convertible Preferred Stock. The dividend equals the increase in the fair market value of a share of the Company's Common Stock from the date the Company entered into a commitment to issue the Convertible Preferred Stock ($9.45 per share) to the Company's issuance of the convertible Preferred Stock on January 26, 1999 ($13.125 per share).


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at September 30, 1999, were $2.8 million, compared with cash and cash equivalents of $7.2 million at December 31, 1998. Cash provided by operating activities during the nine months ended September 30, 1999 was $22.2 million compared to cash provided by operations of $0.1 million for the comparable 1998 period. The overall increase in cash from operating activities was due to acceleration in the transitioning of EMSA's corporate finance functions, including processing of vendor and medical claims invoices and accounts receivable. With the completion of the transition, accounts receivable during the third quarter were reduced by an additional $7.3 million and have been reduced by $18.1 million for the nine-month period. Accounts payable and accrued expenses declined by an additional $3.3 million for the quarter. Due to the significant improvement in cash flow from operations, the Company was able to reduce the Convertible Subordinated Notes by $7.5 million and the Senior Revolving Credit Facility by $2.0 million. Year to date, $26.5 million of total debt has been repaid.

    The transitioning of corporate finance functions would have been more efficient if not for the time and effort required to complete the independent financial statement audits for EMSA for January 25, 1999, for working capital statement purposes, and as of December 31, 1998 and for three years ending December 31, 1998. The working capital audit was required to be completed within 60 days of the closing date while the December audits had a 90-day deadline. The task of completing four audits mandated the full attention of the entire EMSA finance department. Additionally, no employees within the EMSA finance department relocated to Brentwood, Tennessee where the Company maintains its corporate headquarters. Accordingly, during the months of February and March replacements were recruited and hired at the Brentwood location to support the EMSA contracts.

    The following transition tasks have been completed and are operational: (1) general ledger conversion; (2) medical claims adjudication through its medical claims system; (3) billing and collection functions are in place with daily and weekly cash reports being generated which has reduced accounts receivable outstanding by $19.7 million from March 31, 1999 to September 30, 1999; (4) Daily Operations Reports used to manage site financial operations; (5) biweekly reports for staffing and pharmacy costs; (6) site, contract and region specific operating statements; and (7) utilization management reports identifying open authorizations which will reduce potential delinquent medical claims payment.

    The Company believes the impact the transition had on vendor relations was minimal as the Company had notified its vendors and EMSA medical and non-medical providers of the acquisition. However, the Company has implemented a priority list, so that any medical open or disputed invoices can be quickly researched and resolved. Additionally, the sites are receiving weekly reports, so any missing authorizations for outside services can be identified. The Company is not aware of any violations under its agreements with its providers.

    The Company believes that the disciplines impacted by the EMSA transition including medical claims and vendor payables processing, billing and collections and daily operational reporting are functioning in a manner similar to the Company's other operating subsidiary, Prison Health Services, Inc. Accounts receivables and accounts payable days outstanding will continue to trend towards the Company's levels prior to the acquisition.

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

    The Company has completed the evaluation of all computer systems and software it currently utilizes and has determined that 85% of all computer systems and software will be in compliance without modification. The Company has completed the process of modifying or replacing the remaining 15% of its computer systems and software. The general ledger, accounts payable, accounts receivable and timekeeping systems have been upgraded, tested and are in production. The Company's most significant outsourcing contract is for medical claims processing and payment and that vendor has certified that all Year 2000 modifications will be completed by December 31, 1999.

    The Company has undertaken a program to inventory, assess and correct or replace the equipment that contains embedded chips. The Company has completed its inventory of its sites and its inventory with contract vendors. The analysis, replacement or modification, or implementation of alternative plans for equipment that will have a direct impact on patient safety and health has been completed.

    The Company is relying on information that is being provided by equipment and medical device manufacturers regarding the Year 2000 compliance status of their products. While the Company has evaluated information provided by its present vendors, there can be no assurances that in all instances accurate information is being provided. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000-related failures of such equipment. The Company has completed its contingency planning for this aspect of its Year 2000 assessment. Costs as a result of these types of occurrences were not material to the financial statements.

    The Company has also initiated communications with suppliers and vendors whose supplies are essential for day-to-day operations regarding their state of Year 2000 readiness. The Company has completed its efforts to obtain such information from all critical suppliers and vendors. Failure of certain suppliers and vendors to remain in business without interruptions following December 31, 1999 could have a material impact on operations or the Company's ability to provide healthcare services. Contingency plans may include stockpiling medical supplies and materials, increasing inventory levels and securing alternate sources of supply.

    Because the Company's physical sites are located within facilities owned and operated by other entities whose Year 2000 readiness efforts it does not control, there will be issues that arise which are dependent on these clients' efforts. The Company has communicated with each of its clients on these matters.

    The Company incurred approximately $0.1 million in connection with evaluating, modifying and replacing its computer systems and software and expects to fund such expenditures through operating cash flows. This process has been completed.

                                    PART II:

                                OTHER INFORMATION


ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders, held August 30, 1999, the stockholders of the Company voted to:

     (a) Elect the Company's Board of Directors: Scott L. Mercy, Chairman (3,077,677 affirmative votes and 110,198 votes withheld); Michael Catalano (3,079,027 affirmative votes and 108,848 votes withheld); William D. Eberle (3,079,027 affirmative votes and 108,848 votes withheld); John W. Gildea (3,079,177 affirmative votes and 108,698 votes withheld); Carol R. Goldberg (3,079,177 affirmative votes and 108,698 votes withheld); David A. Freeman (3,079,177 affirmative votes and 108,698 votes withheld); Jeffrey L. McWaters (3,078,527 affirmative votes and 109,348 votes withheld); Richard M. Mastaler (3,078,527 affirmative votes and 109,348 votes withheld); Richard D. Wright (3,077,027 affirmative votes and 110,848 votes withheld).

     (b) Ratify the private placement (to be voted on by holders of common stock only): (1,988,094 affirmative votes, 341,385 negative votes and 6,722 abstentions).

     (c) Approve the issuance of shares of common stock and preferred stock upon the conversion of exercise, as applicable, of the Convertible Securities (1,988,391 affirmative votes, 343,885 negative votes and 3,925 abstentions).

     (d) Approve and adopt the America Service Group Inc. 1999 Incentive Stock Plan (1,229,267 affirmative votes, 777,034 negative votes and 329,000 abstentions).


ITEM 5. -- OTHER EVENTS

     On October 20, 1999, the Company issued a press release discussing its third quarter 1999 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.


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

 27.1 -- Financial Data Schedule for the quarter and nine months ended September 30, 1999 (for SEC use only)

 27.2 -- Financial Data Schedule for the quarter and nine months ended September 30, 1998 (for SEC use only)

 99.1   -- September 1999 Earnings Release

    (B) Reports on Form 8-K

        1. On August 31, 1999, the Company filed Form 8-K, announcing the conversion of $7.5 million in bridge notes to Convertible Preferred Stock and that new members had been elected to the Company's Board of Directors.

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

                              AMERICA SERVICE GROUP INC.


                                            /s/ MICHAEL CATALANO
                              --------------------------------------------------
                                              Michael Catalano
                                    President & Chief Executive Officer



                                              /s/ BRUCE A. TEAL
                              --------------------------------------------------
                                                 Bruce A. Teal
                              Executive Vice President & Chief Financial Officer


Dated:  November 14, 1999

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                             DESCRIPTION                                                                     PAGE
    -------                            -----------                                                                     ----
    11.1      -- Statement re-computation of per share earnings.................................................

    27.1      -- Financial Data Schedule for the quarter and nine months ended September 30, 1999
                  (for SEC use only) ...........................................................................

    27.2      -- Restated Financial Data Schedule for the quarter and nine months ended September 30, 1998
                  (for SEC use only)............................................................................

    99.1      -- September 1999 Earnings Release................................................................