Form 10-K405
period 1999-12-31
AMERICA SERVICE GROUP INC /DE
filed 2000-03-30
CIK 877476

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-23340

                           AMERICA SERVICE GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                         105 WESTPARK DRIVE, SUITE 300
                              BRENTWOOD, TENNESSEE
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   51-0332317
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                     37027
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 373-3100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 20, 2000 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $52,208,002. As of March 20, 2000, the registrant had 3,729,143 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2000 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     This Form 10-K contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of America Service Group Inc. and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth below under the caption "Cautionary Statements." America Service Group Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

     America Service Group Inc. ("ASG" or the "Company"), through its subsidiaries Prison Health Services, Inc. ("PHS"), EMSA Correctional Care, Inc. ("EMSA Correctional") and EMSA Military Services, Inc. ("EMSA Military"), contracts to provide managed healthcare services to correctional facilities and military installations throughout the United States. ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the term "Company" refers to ASG and its direct and indirect subsidiaries. ASG's executive offices are located at 105 Westpark Drive, Suite 300 Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

RECENT DEVELOPMENTS

     On March 29, 2000, the Company, through PHS, purchased two contracts from Correctional Physician Services, Inc. ("CPS"). The contracts with the Commonwealth of Pennsylvania, Department of Corrections for the Eastern Region and the State of New York, Department of Correctional Services in 1999 covered approximately 21,000 inmates with annual revenue of approximately $41 million.

     The purchase price of $14 million includes a $1.8 million escrow for certain contingencies. The Company will account for the acquisition using the purchase method of accounting.

     In connection with the CPS acquisition, the Company obtained consent from Bank of America, as required under its Credit Facility dated January 26, 1999 and received a separate $10 million working capital line of credit.

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

                                                                 HISTORICAL
                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                1999       1998      1997      1996      1995
                                               -------    ------    ------    ------    ------
Number of correctional contracts(1)..........      106        35        32        34        35
Average number of inmates in all facilities
  covered by correctional contracts(2).......  132,304    63,783    54,364    83,288    82,310

---------------
(1) Indicates the number of contracts in force at the end of the period specified.

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

     Contract Provisions. ASG's correctional contracts generally provide for a fixed fee, payable monthly. In addition to the fixed annual fee, some of ASG's contracts provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. Most contracts also provide for annual increases in the fixed fee based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, ASG utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. ASG bears the risk of increased or unexpected costs, which could reduce its profits or cause it to sustain losses, and benefits when costs are lower than projected. Certain contracts also contain financial penalties when performance criteria are not achieved.

     The Indiana Contract provides for fixed payment on a per inmate, per day basis. The City of Philadelphia Contract provides for a fixed payment on a fixed dollar basis with a per diem price adjustment based on any increase in the size of the inmate population above a set number. The remainder of ASG's largest existing contracts for the year ended December 31, 1999 -- contracts with the Pennsylvania Department of Corrections Western Region, Kansas Department of Corrections, the Delaware Department of Corrections and Alameda County, California -- provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. The fixed fees under all five contracts take into account projected levels of inflation. See
"-- Major Contracts."

     Contracts accounting for approximately 56% of revenues for the year ended December 31, 1999, including ASG's contracts with the Indiana Department of Correction (the "Indiana Contract"), Pennsylvania Department of Corrections for the Western Region, Delaware Department of Corrections, Kansas Department of Corrections, and Alameda County, California, contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the specific terms of the limits vary, typically a dollar limit is placed on ASG's responsibility for costs related to illness of or injury to an individual inmate, injuries to more than one inmate resulting from an accident or contagious illnesses affecting more than one inmate. When preparing bid proposals, ASG estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. ASG's management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which ASG is not protected could render a contract unprofitable. In an effort to manage risk of catastrophic illness or injury of inmates under contracts that do not limit ASG's exposure to such risk, ASG maintains stop loss insurance from an unaffiliated insurer covering hospitalization for amounts in excess of $200,000 per inmate for PHS contracts and $170,000 per inmate for EMSA Correctional contracts. Such stop loss insurance covers 80% of ASG's exposure for such treatment costs. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization. See "-- Risk Management."

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

     Many RFPs for significant contracts require the bidder to post a bid bond. Performance bonding requirements are for the length of the contract and at December 31, 1999, generally ranged between 4% and 60% (and in one case, 100%) of the 1999 contract fee.

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

     Risk Management. Prior to December 1, 1997, Harbour Insurance, Inc. ("Harbour"), a wholly owned subsidiary of PHS and a captive insurance company, provided insurance covering PHS's medical professional and general liability arising out of its provision of healthcare services. Since December 1, 1997, the Company has maintained professional and general liability insurance through an unaffiliated insurer. In October 1998, ASG liquidated Harbour and entered into a novation agreement pursuant to which an unaffiliated insurer assumed substantially all of the liabilities of Harbour for outstanding claims as of August 31, 1998 incurred prior to December 1, 1997.

     For contracts where ASG's exposure to the risk of inmates' catastrophic illness or injury is not limited, ASG maintains stop loss insurance to cover 80% of ASG's exposure with respect to hospitalization for amounts in excess of $200,000 per inmate. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

     There can be no assurance that third-party commercial insurance will continue to be available in the future or will be available at reasonable prices. ASG believes its insurance coverage is maintained at reasonable levels, but there can be no assurance that it will cover all claims that may be asserted against ASG and its employees and agents.

MILITARY SERVICES

     EMSA Military provides a broad range of emergency medicine and primary healthcare services to active and retired military personnel and their dependents in medical facilities operated by the United States Department of Defense ("DOD") and the United States Veterans Administration ("VA"). EMSA Military began providing healthcare services to DOD clients in 1988 and has provided in excess of 3.5 million patient visits. During the fiscal year ended December 31, 1999, EMSA Military provided services under nine contracts.

     Most military contracts are for a period of five years, with an initial one year base period and four one year options. EMSA Military's bidding strategy is to seek contract opportunities that will be awarded on a best value, rather than a low cost basis. This allows EMSA Military to highlight the Company's operational expertise and the overall quality of its provider staff. Margins are determined by the size and risk associated with a specific contract.

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

     As of December 31, 1999, ASG had approximately 3,100 full-time equivalent employees, including 2,250 medical personnel. ASG also had under contract 186 independent contractors, most of whom are part-time, including physicians, dentists, psychiatrists and psychologists. ASG's employees at its Alameda County, California, City of Philadelphia, York County and Delaware facilities are represented by labor unions. ASG believes that its employee relations are good.

COMPETITION

     The business of providing correctional healthcare services to governmental agencies is highly competitive. ASG is in direct competition with local, regional and national correctional healthcare providers. ASG believes that one competitor may have larger staffs and greater resources than ASG. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market.

MAJOR CONTRACTS

     ASG's operating revenue with respect to its correctional healthcare operations is derived exclusively from contracts with state, county and local governmental agencies. No one contract accounted for 10% of revenues during the year ended December 31, 1999.

CAUTIONARY STATEMENTS

     All statements made by ASG that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: dependence on major contracts; price competition in the prison healthcare industry; ASG's ability to provide adequate staffing to meet its contractual commitments; changes in performance bonding requirements; substantial damage awards against ASG in connection with medical malpractice claims; changes in laws or regulations or the application thereof; general business and economic conditions; and the other risk factors described in ASG's reports filed from time to time with the Securities and Exchange Commission. Certain of these factors are described in greater detail below.

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

     Privatization of Government Services, Competition and Correctional Population. ASG's future financial performance will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. There can be no assurance that this market will continue to grow or that existing contracts will continue to be made available to the private sector. The business of providing correctional healthcare services to governmental agencies is highly competitive. ASG is in direct competition with local, regional and national correctional healthcare providers. ASG believes that one of its competitors may have larger staffs and greater resources than ASG. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market. ASG's business could also be adversely affected by material decreases in the inmate population of correctional facilities.

     Acquisitions. ASG's expansion strategy involves both internal growth and, as attractive opportunities become available, acquisitions. The Company took a significant step toward implementing this strategy with the EMSA acquisition in January of 1999. ASG has limited experience acquiring businesses and integrating them into its operations.

     Catastrophic Limits. Contracts accounting for 56% of revenues for the year ended December 31, 1999 contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. For those contracts that contain no catastrophic limits, ASG maintains stop loss insurance for 80% of its exposure with respect to catastrophic illnesses or injuries for amounts in excess of $200,000 per inmate. ASG attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits. Although, the occurrence of severe individual cases without such limits could render the contract unprofitable and could have a material adverse effect, ASG believes the potential impact of any such occurrences is mitigated by such insurance.

     Dependence on Key Personnel. The success of ASG depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect ASG's operations. ASG has employment contracts with Michael Catalano, President and Chief Executive Officer, Gerard F. Boyle, Executive Vice President and Chief Operating Officer of the Company, and Bruce A. Teal, Executive Vice President and Chief Financial Officer.

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

ITEM 2.  PROPERTIES

     The Company occupies approximately 18,700 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company's lease on its current headquarters expires in October 2003. The Company leases additional office facilities in Newark, Delaware; Indianapolis, Indiana; Alameda, California; Topeka, Kansas; Fort Lauderdale, Florida; Burlington, Vermont and Concordville and Pittsburgh, Pennsylvania. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "ASGR." As of March 20, 2000, there were approximately 67 holders of record of the Common Stock. The high and low prices of the Common Stock as reported on The Nasdaq Stock Market during each quarter from January 1, 1998 through December 31, 1999 are shown below:

QUARTER ENDED                                                 HIGH      LOW
-------------                                                ------    ------
March 31, 1998.............................................  $15.00    $ 7.44
June 30, 1998..............................................   14.50     12.00
September 30, 1998.........................................   13.00      7.63
December 31, 1998..........................................   14.00      8.63

March 31, 1999.............................................  $13.75    $11.63
June 30, 1999..............................................   15.25      9.50
September 30, 1999.........................................   17.50     13.25
December 31, 1999..........................................   15.00     11.75

     The Company did not pay cash dividends on the Common Stock during the years ended December 31, 1999 and December 31, 1998. The Company does not currently intend to pay cash dividends on the Common Stock in the foreseeable future because, under the terms of its Credit Facility, the Company is prohibited from paying cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Healthcare revenues.........................  $272,926   $113,287   $129,211   $152,282   $115,238
Income (loss) before income taxes
  (benefits)................................     7,731      5,099      1,786     (9,933)     1,146
Net income (loss)...........................     4,640      5,724      1,685     (8,686)       687
Net income (loss) attributable to common
  shares....................................     2,328      5,724      1,742     (8,912)       687
Net income (loss) per common
  shares -- basic...........................      0.64       1.61       0.50      (2.81)      0.23
Net income (loss) per common
  shares -- diluted.........................      0.64       1.57       0.48      (2.81)      0.21
Weighted average common shares
  outstanding...............................     3,613      3,554      3,480      3,171      3,027
Weighted average common shares outstanding
  and common equivalent shares
  outstanding...............................     3,613      3,653      3,657      3,171      3,221
Cash dividends per share....................         0          0          0          0          0

     See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements describing the financial impact for 1999 due to the EMSA acquisition, 1998 due to the MedPartners' Settlement Agreement and 1997 for the impact of the nonrenewal of the contract with the Georgia Department of Corrections.

                                                           AS OF DECEMBER 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
BALANCE SHEET DATA:
Working capital (deficit)................  $ 9,498    $10,515    $   257    $(2,434)   $ 2,692
Total assets.............................   98,727     28,375     27,754     42,709     42,501
Mandatory redeemable preferred stock.....   12,375         --         --         --         --
Mandatory redeemable common stock........    1,842      1,842      1,842      1,916         --
Common stock, additional paid-in capital,
  retained earnings (deficit),
  stockholders' notes receivable and
  treasury stock.........................   16,723     10,949      4,799      2,468      8,667

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Consolidated Income Statements.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
PERCENTAGE OF TOTAL REVENUES                                  1999     1998     1997
----------------------------                                  -----    -----    -----
Healthcare revenue..........................................  100.0%   100.0%   100.0%
Healthcare expenses.........................................   89.9     89.9     91.8
                                                              -----    -----    -----
Gross margin................................................   10.1     10.1      8.2
Selling, general and administrative expenses................    4.5      8.6      6.5
Depreciation and amortization...............................    1.3      1.1      0.9
MedPartners settlement gain.................................     --     (3.6)      --
                                                              -----    -----    -----
Income from operations......................................    4.3      4.0      0.8
Interest, net...............................................   (1.5)     0.5      0.5
                                                              -----    -----    -----
Income before taxes.........................................    2.8      4.5      1.3
Provision for income taxes (benefits).......................    1.1     (0.6)     0.1
                                                              -----    -----    -----
Net income..................................................    1.7      5.1      1.2

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
PERCENTAGE OF TOTAL REVENUES                                  1999     1998     1997
----------------------------                                  -----    -----    -----
Redeemable preferred stock dividends........................    0.8       --       --
                                                              -----    -----    -----
Net income attributable to common stock.....................    0.9%     5.1%     1.2%
                                                              =====    =====    =====

  1999 Compared to 1998

     Healthcare revenues increased $159.6 million from $113.3 million in 1998 to $272.9 million in 1999, representing a 141% increase. The increase in revenues resulted primarily from the Company's acquisition of EMSA Correctional and EMSA Military on January 26, 1999. EMSA Correctional and EMSA Military generated revenues of $139.2 million in the year ended December 31, 1999. Apart from the EMSA acquisition, the Company added sixteen new contracts in 1999, which generated $12.6 million in new revenues, and experienced $8.1 million of revenue growth from existing contracts through contract renegotiations, automatic price adjustments and from contracts being in effect a full year. Revenues were negatively impacted by the loss of two PHS contracts during 1999, which generated $1.8 million of revenues in 1999, compared to $2.1 million of revenues in 1998.

     The cost of healthcare increased $143.6 million due mainly to the EMSA acquisition. Healthcare expenses as a percentage of revenues were unchanged at 89.9% in both 1999 and 1998. Personnel costs and fringe benefits (including subcontractors) related to inmate care were 61% of revenues in 1999 versus 57% of revenues in 1998. The increase is attributable to the Company's focus on more fully utilizing its on-site infirmaries. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 13% of revenues in 1999 and 15% in 1998. The Company was also able to improve its pharmacy cost from 10% of revenue in 1998 to 9% in 1999.

     Selling, general and administrative expenses were $12.3 million or 4.5% of revenue in 1999 compared to $9.8 million in 1998. The dollar increase relates primarily to the EMSA acquisition, but also demonstrates the ability to leverage corporate support services.

     Depreciation and amortization increased $2.5 million in 1999 to $3.7 million. The increase is directly related to the amortization expense related to the EMSA acquisition of approximately $2.4 million between goodwill, noncompete agreements and deferred finance costs.

     The provision for income taxes was $3.1 million of expense in 1999 for an effective tax rate of 40%, compared to $0.6 million of benefit in 1998, when the Company recognized net operating loss carryforwards. As of December 31, 1999, the Company had approximately $2.0 million in net operating loss carryforwards.

     The preferred stock dividends of $2.3 million relate to the redeemable preferred stock and include a $1.9 million noncash nonrecurring dividend, related to a beneficial conversion feature at the date the stock was issued, which increased additional paid-in capital.

     With the inmate population increasing an average of approximately 6% compounded annually, the medical Consumer Price Index increasing by an average of 3%, the trend towards privatization of correctional healthcare and the Company being the second largest provider of healthcare to incarcerated individuals, management anticipates opportunities for revenue growth, medical loss ratio improvement and leveraging of selling, general and administrative costs.

  1998 Compared to 1997

     Healthcare revenues decreased $15.9 million from $129.2 million in 1997 to $113.3 million in 1998, representing a 12% decrease. The decline in revenues resulted from the termination of the Georgia Department of Corrections Contract (the "Georgia Contract") which expired in June 1997, and provided revenue of $31.3 million in the year ended December 31, 1997. The Company added three new contracts in 1998, which generated $0.8 million in new revenues, and experienced $14.6 million of revenue growth from existing contracts through population increases, contract renegotiations, automatic price adjustments and from contracts being in effect a full year. The Company did not lose any contracts in 1998.

     The cost of healthcare decreased $16.7 million or 14% to $101.9 million in 1998. Healthcare expenses as a percentage of revenues were 89.9% in 1998 versus 91.8% in 1997. Healthcare expenses exclusive of the Georgia Contract were 89% in 1997. Personnel costs and fringe benefits (including subcontractors) related to inmate care were 57% of revenues in 1998 and 1997. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 15% of revenues in 1998 and 17% of revenues in 1997. The decline is due to the Company's continued emphases on network development and case management.

     Selling general and administrative expenses were $9.7 million in 1998 compared to $8.3 million in 1997. The increase is due to $0.6 million and $0.7 million of costs associated with the UniSource disposal and employee stay bonuses, respectively, both relating to the terminated MedPartners merger. In connection with the anticipated, then terminated, merger, all of the UniSource employees were informed of the Company's intent to cease UniSource operations and sell or dispose of all of UniSource's operating assets. In addition, the Company incurred corporate employee stay bonus and severance costs to either retain the employees when the anticipated MedPartners merger was terminated or honor severance agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased from $7.2 million at December 31, 1998 to $0.4 million at December 31, 1999. The decrease is related specifically to the EMSA acquisition and the Company's focus on repaying the debt incurred to purchase EMSA. Between cash provided from operating activities of $22.5 million and the cash at December 31, 1998, the Company was able to repay $21.5 million of the Senior Revolving Credit Facility and $7.5 million of the Convertible Subordinated Notes. In addition to the $29 million in debt repayments, the remaining $7.5 million of Convertible Subordinated Notes was converted to preferred stock, which is mandatorily redeemable on July 26, 2005 and carries a 5% coupon rate. The Company was able to reduce its total outstanding debt by 47% in the first eleven months subsequent to the EMSA acquisition through repayments and conversion and now maintains a debt to cash flow ratio of less than 1.7:1.0. Interest was paid through December 25, 1999 and preferred stock dividends were paid through December 31, 1999.

     Accounts receivable including acquired EMSA receivables declined $13.5 million and reflects the impact of incorporating the same internal practices for EMSA contracts as existed for PHS accounts, including weekly aging and operational conference calls. Prepaids and other current assets increased $5.5 million due to an inventory build-up in contemplation of potential Year 2000 issues and prepaid insurance for malpractice insurance. Accounts payable and accrued expenses increased $3.6 million, which is expected with the growth of the Company from $111.6 million in cash operating expenses to $257.8 million.

     As part of the EMSA acquisition, the Company increased its $20 million line of credit facility to a $52 million Credit Facility, which has been reduced to $40 million as of December 31, 1999. Outstanding borrowings under such facility are $25.5 million as of December 31, 1999. As part of the Credit Facility, the Company has available a $10 million line of credit for general corporate purposes, including working capital and the funding of acquisitions. The interest rate is based upon LIBOR or prime rate, subject to the quarterly operating performance of the Company and other funding criteria, as defined in the Credit Facility. The Credit Facility is subject to certain quarterly covenants, with which the Company was in compliance throughout 1999.

     Management believes that the current levels of cash, cash equivalents and investments, when coupled with the internally generated funds and available credit, are sufficient to meet the Company's immediate foreseeable future cash needs and anticipated contract renewal activity.

INFLATION

     The increase in healthcare costs in 1999 over 1998 was 3.5%, compared to an overall increase in the Consumer Price Index of 2.7% for all costs for the same period.

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

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expended approximately $0.1 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated February 11, 2000, begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the Directors of the Company, the heading "Information as to Directors, Nominees and Executive Officers" and the subsection "Compliance with Section 16(a) of the Securities Exchange Act" under the heading "Additional Information" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Company's Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The subsection under the heading "Additional Information" entitled "Committees and Meetings" and the heading entitled "Executive Compensation" in the Company's 2000 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The headings "Information as to Directors, Nominees and Executive Officers" and "Principal Stockholders" in the Company's 2000 Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The heading "Certain Transactions" in the Company's 2000 Proxy Statement is incorporated hereby by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

    Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

    (2) Financial Statement Schedule

    Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

    (3) Exhibits

EXHIBIT                                DESCRIPTION
-------                                -----------
     2.1  --   Stock Purchase Agreement, dated as of December 18, 1998,
               between the Company and InPhyNet Administrative Services,
               Inc. (incorporated herein by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K filed on January 5,
               1999).
     2.2  --   First Amendment to Stock Purchase Agreement, dated as of
               January 26, 1999, between the Company and InPhyNet
               Administrative Services, Inc. (incorporated herein by
               reference to Exhibit 99.8 to the Company's Current Report on
               Form 8-K filed on February 10, 1999).
     2.3  --   Securities Purchase Agreement, dated as of January 26, 1999, among the Company, Health Care Capital Partners L.P. and
               Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on
               Form 8-K filed on February 10, 1999).
     2.4  --   First Amendment to Securities Purchase Agreement, dated as of June 17, 1999, among the Company, Health Care Capital
               Partners L.P. and Health Care Executive Partners L.P.
               (incorporated herein by reference to Exhibit 2.4 to the
               Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 1998, which Amended Annual Report was
               filed on July 29, 1999).

EXHIBIT                                DESCRIPTION
-------                                -----------
     2.5  --   Plan and Agreement of Merger, as amended, dated October 1,
               1997, between the Company, MedPartners, Inc. and ASG Merger
               Corporation, a wholly-owned subsidiary of MedPartners, Inc.
               (incorporated herein by reference to Exhibit 2.1 to the
               Company's Current Report on form 8-K filed on October 2,
               1997 and Exhibit 2.1 to the Company's Current Report on Form
               8-K filed on December 30, 1997).
     2.6  --   Consent and Agreement, dated January 19, 1998, by and among the Company, MedPartners, Inc. and ASG Merger Corporation, a
               wholly-owned subsidiary of MedPartners, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current
               Report on Form 8-K filed on January 20, 1998).
     2.7  --   Release and Settlement Agreement, dated February 25, 1998, by and among the Company, MedPartners, Inc. and ASG Merger
               Corporation and EMSA Correctional Care, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1997).
     3.1  --   Amended and Restated Certificate of Incorporation of America
               Service Group Inc. (incorporated herein by reference to
               Exhibit 3.1 to the Company's Registration Statement on Form
               S-1, Registration No. 33-43306).
     3.2  --   Certificate of Designation of the Series A Convertible
               Preferred Stock (incorporated herein by reference to Exhibit
               99.3 to the Company's Current Report on Form 8-K filed on
               February 10, 1999).
     3.3  --   Amended and Restated Bylaws of America Service Group Inc.
               (incorporated herein by reference to Exhibit 3.2 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1996).
     4.1  --   The Company's 12% Subordinated Convertible Bridge Notes due
               January 26, 2000, issued to Health Care Capital Partners
               L.P. on January 26, 1999 (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
     4.2  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
               Form S-1, Registration No. 33-43306, as amended).
    10.1  --   Amended and Restated Credit Agreement, dated as of January
               26, 1999, among the Company, as Borrower, the Company's
               subsidiaries as listed therein, as Guarantors, the Lenders identified therein and NationsBank, N.A., as Administrative
               Agent and as Issuing Bank (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
    10.2  --   Warrant, dated as of January 26, 1999, issued by the Company to Health Care Capital Partners L.P. to purchase shares of the Common Stock (incorporated herein by reference to
               Exhibit 99.6 to the Company's Current Report on Form 8-K
               filed on February 10, 1999).
    10.3  --   Warrant, dated as of January 26, 1999, issued by the Company to Health Care Executive Partners L.P. to purchase shares of the Common Stock, dated as of January 26, 199 (incorporated herein by reference to Exhibit 99.7 to the Company's Current
               Report on Form 8-K filed on February 10, 1999).
    10.4  --   Registration Rights Agreement, dated as of January 26, 1999, among the Company, Health Care Capital Partners L.P. and
               Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on
               Form 8-K filed on February 10, 1999).
    10.5  --   Prison Health Services, Inc. 1986 Employees' Stock Option
               Plan (incorporated by reference to Exhibit 10.1 to the
               Company's Registration Statement on Form S-1, Registration
               No. 33-43306, as amended).

EXHIBIT                                DESCRIPTION
-------                                -----------
    10.6  --   America Service Group Inc. Amended Incentive Stock Plan (as
               adopted by the Board of Directors on March 19, 1996)
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the three month period
               ending June 30, 1996).
    10.7  --   America Service Group Inc. 401(k) Profit Sharing Plan
               (incorporated by reference to Exhibit 10.9 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1992).
    10.8  --   Prison Health Services, Inc. Medical Services Agreement for
               Alameda County, California, dated July 1, 1992 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).
    10.9  --   Prison Health Services, Inc. Agreement for the Department of
               Corrections of the State of Kansas, dated February 22, 1991, and Amendment thereto, dated August 27, 1991 (incorporated by reference to Exhibit 10.7 to the Company's Registration
               Statement on Form S-1, Registration No. 33-43306, as
               amended).
    10.10 --   Prison Health Services, Inc. Health Services Contract for
               State of Maryland, Department of Public Safety and
               Correctional Services dated November 30, 1992 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
    10.11 --   Prison Health Services, Inc. Health Services Contract for
               the City of Philadelphia Department of Public Health
               (incorporated by reference to Exhibit 10.13 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1993).
    10.12 --   Healthcare Services Contract with the State of Delaware,
               dated June 3, 1996 (incorporated by reference to Exhibit
               10.5 to the Company's Quarterly Report on Form 10-Q for the
               three month period ending June 30, 1996).
    10.13 --   Contractual Agreement between the Indiana Department of
               Correction and Prison Health Services, Inc. dated April 18,
               1997 (incorporated by reference to Exhibit 10.26 to the
               Company's Quarterly Report on Form 10-Q for the three month period ending June 30, 1997).
    10.14 --   Credit Agreement dated May 30, 1997 for $20,000,000 with
               NationsBank of Tennessee, N.A. (incorporated by reference to
               Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q
               for the three month period ending June 30, 1997).
    10.15 --   Employment Agreement, dated April 1, 1996, between Scott L.
               Mercy and the Company, as amended (incorporated herein by
               reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 1996 and 10.28 to the Company's Quarterly Report on Form 10-Q for
               the three month period ended June 30, 1997).
    10.16 --   Amended and Restated Employment Agreement, dated September
               1, 1998, between Scott L. Mercy and America Service Group
               Inc. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999).
    10.17 --   Employment Agreement, dated November 1, 1996, between
               Jeffrey J. Bairstow and the Company (incorporated by
               reference to Exhibit 10.17 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997).
    10.18 --   Non-qualified Stock Option by the Company and Jeffrey J.
               Bairstow, dated December 18, 1996, (incorporated by
               reference to Exhibit 10.18 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997).
    10.19 --   Employment Agreement, dated July 12, 1996, between Michael
               Catalano and the Company (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
               for the three month period ending September 31, 1996).
    10.20 --   Amended and Restated Employment Agreement, dated September
               1, 1998, between Michael Catalano and the Company
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the three month period
               ending September 31, 1998).

EXHIBIT                                DESCRIPTION
-------                                -----------
    10.21 --   Non-Qualified Stock Option between the Company and Michael
               Catalano, dated July 12, 1996, (incorporated by reference to
               Exhibit 10.20 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1996).
    10.22 --   Employment Agreement dated February 20, 1998 between Bruce
               A. Teal and the Company (incorporated by reference to
               Exhibit 10.18 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
    10.23 --   Non-Qualified Stock Option between the Company and Bruce A.
               Teal dated, December 18, 1996, (incorporated by reference to
               Exhibit 10.21 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1996).
    10.24 --   Employment Agreement, dated February 12, 1998, between
               Gerard F. Boyle and the Company (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
    10.25 --   Non-Qualified Stock Option between the Company and Gerard F.
               Boyle, dated February 12, 1998 (incorporated by reference to
               Exhibit 10.21 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1997).
    10.26 --   Lease Agreement for office located at Two Penns Way, Suite
               200, New Castle, Delaware 19720, and amendments thereto
               (incorporated herein by reference to Exhibit 10.8 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1995).
    10.27 --   Lease by and between Principal Mutual Life Insurance Company and America Service Group Inc. dated September 6, 1996
               (incorporated herein by reference to Exhibit 10.23 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1997).
    10.28 --   Sublease Agreement, dated April 22, 1997, between the
               Company and Citibank Delaware for office space located at
               Two Penns Way, Suite 200, New Castle, Delaware (incorporated herein by reference to Exhibit 10.24 to the Company's
               Quarterly Report on Form 10-Q for the three months ending
               March 31, 1997).
    10.29 --   Amended and Restated Incentive Stock Plan of the Company
               (incorporated by reference to Exhibit 10.27 to the Company's
               Quarterly Report on Form 10-Q for the three months ending
               June 30, 1997).
    10.30      America Service Group Inc. 1999 Incentive Stock Plan
               (incorporated by reference to Annex B to the Company's
               definitive Proxy Statement for its Annual Meeting of
               Stockholders held on August 30, 1999, which definitive Proxy
               Statement was filed on July 28, 1999).
    21.1  --   Subsidiaries of the Company.
    23.1  --   Consent of Ernst & Young LLP.
    27.1  --   Financial Data Schedule for the year ended December 31, 1999
               (for SEC use only).

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on March 30, 2000.

                                          AMERICA SERVICE GROUP INC.

                                          By:     /s/ MICHAEL CATALANO
                                            ------------------------------------
                                                      Michael Catalano
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 2000.

SIGNATURES                                                                 TITLE
----------                                                                 -----

                /s/ MICHAEL CATALANO                   Director, President and Chief Executive
-----------------------------------------------------  Officer
                  Michael Catalano

                  /s/ BRUCE A. TEAL                    Executive Vice President and Chief Financial
-----------------------------------------------------  Officer
                    Bruce A. Teal

                 /s/ SCOTT L. MERCY                    Director, Chairman of the Board
-----------------------------------------------------
                   Scott L. Mercy

               /s/ RICHARD M. MASTALER                 Director
-----------------------------------------------------
                 Richard M. Mastaler

               /s/ JEFFREY L. MCWATERS                 Director
-----------------------------------------------------
                 Jeffrey L. McWaters

                /s/ WILLIAM D. EBERLE                  Director
-----------------------------------------------------
                  William D. Eberle

                /s/ DAVID A. FREEMAN                   Director
-----------------------------------------------------
                  David A. Freeman

                 /s/ JOHN W. GILDEA                    Director
-----------------------------------------------------
                   John W. Gildea

                /s/ CAROL R. GOLDBERG                  Director
-----------------------------------------------------
                  Carol R. Goldberg

                /s/ RICHARD D. WRIGHT                  Director
-----------------------------------------------------
                  Richard D. Wright

                           AMERICA SERVICE GROUP INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets at December 31, 1999 and 1998...   F-3
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998, and 1997.........................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

FINANCIAL STATEMENT SCHEDULE
Valuation and qualifying Accounts and Reserves (Schedule II)
  for the years ended December 31, 1999, 1998 and 1997......  F-22

     All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Service Group Inc.

     We have audited the accompanying consolidated balance sheets of America Service Group Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 11, 2000

                           AMERICA SERVICE GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   444,000    $ 7,211,000
  Accounts receivable: Healthcare and other less allowance
     for doubtful accounts of $420,000 and $20,000 at
     December 31, 1999 and 1998.............................   39,738,000     13,760,000
  Prepaid expenses and other current assets.................    7,440,000      1,098,000
  Current deferred taxes....................................    1,289,000      2,730,000
                                                              -----------    -----------
Total current assets........................................   48,911,000     24,799,000
Property and equipment, net.................................    3,932,000      1,886,000
Deferred taxes..............................................      562,000      1,341,000
Cost in excess of net assets acquired, net..................   44,548,000             --
Other assets................................................      774,000        349,000
                                                              -----------    -----------
Total assets................................................  $98,727,000    $28,375,000
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $11,531,000    $ 2,438,000
  Accrued expenses..........................................   26,991,000     11,846,000
  Deferred revenue..........................................      891,000             --
                                                              -----------    -----------
Total current liabilities...................................   39,413,000     14,284,000
Noncurrent portion of accrued expenses......................    2,874,000      1,300,000
Long-term debt..............................................   25,500,000             --
Commitments and contingencies
  Mandatory redeemable preferred stock, 500,000 shares
  authorized;
  125,000 shares issued and outstanding at December 31,
  1999......................................................   12,375,000             --
Mandatory redeemable common stock, 186,000 shares issued and
  outstanding at December 31, 1999 and 1998.................    1,842,000      1,842,000
Preferred stock, $.01 par value, 1,500,000 shares
  authorized................................................           --             --
Common stock, $.01 par value, 10,000,000 shares authorized;
  3,729,000 and 3,573,000 shares issued and outstanding at
  December 31, 1999 and 1998, respectively..................       37,000         36,000
Additional paid-in capital..................................   12,856,000      8,351,000
Stockholders' notes receivable..............................   (1,060,000)            --
Retained earnings...........................................    4,890,000      2,562,000
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $98,727,000    $28,375,000
                                                              ===========    ===========

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Healthcare revenue...............................  $272,926,000    $113,287,000    $129,211,000
Healthcare expenses..............................   245,485,000     101,884,000     118,631,000
                                                   ------------    ------------    ------------
Gross margin.....................................    27,441,000      11,403,000      10,580,000
Selling, general, and administrative expenses....    12,335,000       9,752,000       8,347,000
Depreciation and amortization....................     3,666,000       1,199,000       1,114,000
MedPartners settlement gain......................            --      (4,047,000)             --
                                                   ------------    ------------    ------------
Income from operations...........................    11,440,000       4,499,000       1,119,000
Interest, net....................................    (3,709,000)        600,000         667,000
                                                   ------------    ------------    ------------
Income before income taxes (benefits)............     7,731,000       5,099,000       1,786,000
Provision for income taxes (benefits)............     3,091,000        (625,000)        101,000
                                                   ------------    ------------    ------------
Net income.......................................     4,640,000       5,724,000       1,685,000
Preferred stock dividends........................     2,312,000              --              --
Decrease in redeemable common stock..............            --              --          57,000
                                                   ------------    ------------    ------------
Net income attributable to common shares.........  $  2,328,000    $  5,724,000    $  1,742,000
                                                   ============    ============    ============
Net income per common share:
  Basic..........................................  $       0.64    $       1.61    $        .50
                                                   ============    ============    ============
  Diluted........................................  $       0.60    $       1.57    $        .48
                                                   ============    ============    ============
Weighted average common shares outstanding:
  Basic..........................................     3,613,000       3,554,000       3,480,000
                                                   ============    ============    ============
  Diluted........................................     3,877,000       3,653,000       3,657,000
                                                   ============    ============    ============

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           COMMON STOCK        ADDITIONAL     STOCKHOLDERS'     RETAINED
                                       --------------------      PAID-IN          NOTES         EARNINGS      TREASURY
                                        SHARES      AMOUNT       CAPITAL       RECEIVABLES      (DEFICIT)       STOCK
                                       ---------    -------    -----------    -------------    -----------    ---------
BALANCE AT JANUARY 1, 1997...........  3,404,000    $34,000    $ 7,546,000              --     $(4,904,000)   $(208,000)
Issuance of common stock under
  employee stock plan................      8,000         --         68,000              --              --           --
Exercise of options and related tax
  benefits...........................    117,000      1,000        312,000              --              --      208,000
Decrease in redemption value of
  common stock.......................         --         --             --              --          57,000           --
Net income...........................         --         --             --              --       1,685,000           --
                                       ---------    -------    -----------     -----------     -----------    ---------
BALANCE AT DECEMBER 31, 1997.........  3,529,000     35,000      7,926,000              --      (3,162,000)          --
Issuance of common stock under
  employee stock plan................     13,000         --        138,000              --              --           --
Exercise of options and related tax
  benefits...........................     31,000      1,000        287,000              --              --           --
Net income...........................         --         --             --              --       5,724,000           --
                                       ---------    -------    -----------     -----------     -----------    ---------
BALANCE AT DECEMBER 31, 1998.........  3,573,000     36,000      8,351,000              --       2,562,000           --
Issuance of common stock under
  employee stock plan................     26,000         --        310,000              --              --           --
Exercise of options and related tax
  benefits...........................     55,000         --        519,000              --              --           --
Issuance of common stock under
  incentive stock plan...............     75,000      1,000      1,075,000      (1,039,000)             --           --
Issuance of common stock warrants....         --         --        659,000              --              --           --
Noncash, nonrecurring dividend on
  redeemable preferred
  stock -- beneficial conversion
  feature............................         --         --      1,942,000              --      (1,942,000)          --
Dividends on redeemable preferred
  stock..............................         --         --             --              --        (370,000)          --
Interest income on stockholders'
  notes receivable...................         --         --             --         (21,000)             --           --
Net income...........................         --         --             --              --       4,640,000           --
                                       ---------    -------    -----------     -----------     -----------    ---------
                                       3,729,000    $37,000    $12,856,000     $(1,060,000)    $ 4,890,000    $      --
                                       =========    =======    ===========     ===========     ===========    =========

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------    -----------    -----------
OPERATING ACTIVITIES
Net income..................................................  $  4,640,000    $ 5,724,000    $ 1,685,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     3,666,000      1,199,000      1,114,000
  Accretion of subordinated notes...........................       534,000             --             --
  Interest on stockholders' notes receivable................       (21,000)            --             --
  Noncash change in redeemable common stock.................            --             --        (17,000)
  Provision for doubtful accounts...........................       544,000             --        841,000
  Deferred income tax provision.............................     2,220,000       (762,000)      (101,000)
  Loss on asset disposals...................................            --             --        457,000
  Changes in operating assets and liabilities, net effects
    of acquisition:
    Accounts receivable.....................................    12,931,000     (5,518,000)        63,000
    Prepaid expenses and other current assets...............    (5,544,000)     1,286,000      1,304,000
    Other assets............................................       216,000        (52,000)      (132,000)
    Accounts payable........................................     9,093,000       (805,000)    (4,413,000)
    Accrued expenses........................................    (5,525,000)    (3,314,000)    (9,209,000)
    Deferred revenue........................................       891,000     (1,410,000)    (3,590,000)
    Assets held for sale....................................            --             --      2,900,000
                                                              ------------    -----------    -----------
Net cash provided by (used in) operating activities.........    23,645,000     (3,652,000)    (9,098,000)
INVESTING ACTIVITIES
Cash paid for acquisition, net of cash acquired.............   (66,077,000)            --             --
Capital expenditures........................................    (1,910,000)      (739,000)      (961,000)
Proceeds of short-term investments..........................            --      1,559,000        546,000
Proceeds from maturity or sale of restricted investments....            --      7,191,000        625,000
Purchases of restricted investments.........................            --     (1,552,000)      (806,000)
Proceeds from sale of property and equipment................            --        533,000             --
Other.......................................................      (400,000)            --             --
                                                              ------------    -----------    -----------
Net cash provided by (used in) investing activities.........   (68,387,000)     6,992,000       (596,000)
FINANCING ACTIVITIES
Proceeds from long-term debt................................    47,000,000             --             --
Proceeds from subordinated notes............................    15,000,000             --             --
Proceeds from mandatory redeemable preferred stock..........     5,000,000             --             --
Payments on long-term debt..................................   (21,500,000)            --             --
Payment of mandatory redeemable preferred stock dividends...      (370,000)            --             --
Payment on subordinated notes...............................    (7,500,000)            --             --
Deferred financing costs....................................      (520,000)            --             --
Issuance of common stock....................................       346,000        138,000         68,000
Exercise of stock options...................................       519,000        288,000        521,000
                                                              ------------    -----------    -----------
Net cash provided by financing activities...................    37,975,000        426,000        589,000
Net increase (decrease) in cash and cash equivalents........    (6,767,000)     3,766,000     (9,105,000)
Cash and cash equivalents at beginning of year..............     7,211,000      3,445,000     12,550,000
                                                              ------------    -----------    -----------
Cash and cash equivalents at end of year....................  $    444,000    $ 7,211,000    $ 3,445,000
                                                              ============    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest......................................  $  3,355,000    $        --    $    12,000
                                                              ============    ===========    ===========
Cash paid for income taxes..................................  $    639,000    $    58,000    $        --
                                                              ============    ===========    ===========
NONCASH TRANSACTIONS
Conversion of subordinated notes to mandatory redeemable
  preferred stock...........................................  $  7,370,000    $        --    $        --
                                                              ============    ===========    ===========
Discount on subordinated notes for stock warrants issued....  $    659,000    $        --    $        --
                                                              ============    ===========    ===========
Non-recurring dividend on mandatory redeemable preferred
  stock.....................................................  $  1,942,000    $        --    $        --
                                                              ============    ===========    ===========
Issuance of common stock under Incentive Plan for
  stockholders' receivables.................................  $  1,039,000    $        --    $        --
                                                              ============    ===========    ===========

                            See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. DESCRIPTION OF BUSINESS

     America Service Group Inc. (the "Company") and its consolidated subsidiaries provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments and medical facilities operated by the Department of Defense and Veterans Administration. The health status of inmates may impact results of operations under such contractual arrangements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Prison Health Services, Inc. (PHS), EMSA Correctional Care, Inc. and EMSA Military Services, Inc. (EMSA), and its wholly-owned captive insurance subsidiary, Harbour Insurance, Inc. (Harbour), Southern Health Partners, Inc. (SHP) and UniSource, Inc. (UniSource). The Company liquidated and dissolved Harbour in November 1998 and sold all fixed operating assets of UniSource during 1998. The Company disposed of 90% of its interest in SHP in July 1996 and the remaining 10% in July 1997. All significant intercompany transactions and account balances have been eliminated.

  Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used primarily in the recording of the accruals of unbilled medical services calculated based upon a claims payment lag methodology and professional and general liability claims. The claims payment lag methodology utilized for recording amounts for unbilled medical claims is based upon historical payment patterns using actual utilization data including hospitalization, one day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments reported in the Consolidated Balance Sheets, consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt and approximate their fair values.

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

                           AMERICA SERVICE GROUP INC.

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

  Inventory

     Pharmacy and medical supplies inventory is stated at the lower of cost (first-in, first-out method) or market.

  Depreciation

     Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

  Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired represents the unamortized excess of the acquisition cost over the fair value of the net assets received at the date of acquisition. Amortization expense of $2.2 million, $14,000 and $42,000 for 1999, 1998 and 1997, respectively, was computed using the straight-line method over 20 years relating to the EMSA acquisition and over 15 years relating to the UniSource acquisition. Accumulated amortization as of December 31, 1999 was $2.2 million. The Company wrote off the unamortized portion of cost in excess of net assets acquired of $0.4 million in June 1998 with the sale of UniSource.

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

  Other Assets

     Other assets include $0.5 million of deferred financing costs related to the $52 million Credit Facility (see Note 3) and a $0.4 million noncompete agreement relating to the EMSA acquisition. Amortization expense of $0.3 million related to the deferred finance costs and noncompete agreement was computed using the straight-line method over the corresponding lives of the agreements. Accumulated amortization as of December 31, 1999 was $0.3 million.

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

                           AMERICA SERVICE GROUP INC.

circumstances and operating results, including consideration of contract performance at the fixed price contract level.

  Treasury Stock

     Prior to December 1996, the Board of Directors had authorized the Company to purchase treasury stock to be available for issuance under stock options and other benefits under the Company's Incentive Stock Plan. Upon exercise of the stock options, the difference between the cost of the treasury shares, on a first-in, first-out basis, and the price of options exercised is reflected in additional paid-in capital. Treasury stock includes 31,000 common shares at December 31, 1996, which were issued during 1997.

  Preferred Stock

     The Board of Directors has the power and authority to establish preferences related to dividends, redemptions, payment on liquidation, conversion privileges and voting rights. During 1999, the Company authorized 500,000 shares of mandatory redeemable convertible preferred stock, with a $100 per share liquidation value and a 5% coupon. During 1999, a total of 125,000 of such shares were issued as part of the EMSA acquisition discussed in Note 3.

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

  Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued as Accounting for Derivative Investments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or the results of operations of the Company.

  Reclassifications

     Certain prior period amounts have been reclassified in order to conform to current period presentation.

                           AMERICA SERVICE GROUP INC.

3. ACQUISITION OF GOVERNMENT SERVICES DIVISION

     On January 26, 1999, the Company purchased all of the outstanding stock of EMSA Government Services, Inc. ("EMSA") from InPhyNet Administrative Services, Inc. ("InPhyNet") for $67.0 million in cash pursuant to a Stock Purchase Agreement, dated as of December 18, 1998 (the "Stock Purchase Agreement"), as amended by the First Amendment to Stock Purchase Agreement, dated as of January 26, 1999 (the "First Amendment"), between the Company and InPhyNet. InPhyNet was a wholly-owned subsidiary of MedPartners, Inc. ("MedPartners").

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

     In connection with the EMSA acquisition: (i) the Company and all of its subsidiaries, including EMSA, EMSA Military and EMSA Correctional, entered into an Amended and Restated Credit Agreement, dated as of January 26, 1999, with NationsBank, N.A., as Administrative Agent and Issuing Bank ("NationsBank"), which provides for a Revolving Credit Facility of up to $52.0 million (the "Credit Facility") and (ii) the Company entered into a Securities Purchase Agreement, dated as of January 26, 1999 (the "Securities Purchase Agreement") with Health Care Capital Partners L.P. ("Capital Partners") and Health Care Executive Partners L.P. ("Executive Partners"), investment funds managed by Ferrer Freeman Thompson & Co. (collectively, with Capital Partners and Executive Partners, "FFT"). On January 26, 1999, pursuant to the Securities Purchase Agreement, the Company issued to Capital Partners and Executive Partners (i) $15.0 million aggregate principal amount of the Company's 12% Subordinated Convertible Bridge Notes due January 26, 2000 (the "Notes") with detachable warrants (the "Warrants") to purchase an aggregate 135,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and (ii) 50,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.01 per share (the "Convertible Preferred Stock"), for $5.0 million. The Notes, Warrants and Preferred Stock are referred to collectively as the "Convertible Securities."

     The Company used $47.0 million in borrowings under the Credit Facility and the aggregate $20 million in proceeds received from its issuance of the Convertible Securities to Capital Partners and Executive Partners to finance, in part, the EMSA acquisition. As of December 31, 1999, the Company has repaid $29 million of borrowings under the Credit Facility and the Notes and converted the remaining $7.5 million of the Notes to mandatory redeemable Preferred Stock.

     The Company obtained an independent valuation computation of the fair values of the Warrants ($4.88 per Warrant). Significant assumptions used in the fair value calculation include: risk-free interest rate (4.79%); expiration period (7 years); volatility (49%); and dividend per share (zero). The proceeds from the sale of the Notes and Warrants were allocated based on the relative fair values of the Warrants and Notes,

                           AMERICA SERVICE GROUP INC.

with the fair value of the Warrants being accounted for as an addition to paid-in capital. The resulting discount on the Notes is accounted for as such and is being accreted and accounted for accordingly.

     At a meeting of the Emerging Issues Task Force (the "EITF"), the Securities and Exchange Commission (the "SEC") recommended an accounting treatment for securities similar to the Convertible Preferred Stock that have a "beneficial conversion" feature. Although the EITF issued clarifying guidance, effective for transactions consummated after May 20, 1999, indicating that whether a beneficial conversion feature exists with respect to a convertible security should be determined at the date the issuer enters into a commitment to issue the security and that, if a beneficial conversion feature exists, it should be recorded upon the issuance of the security, the Company is required to follow the accounting guidance existing for transactions prior to May 21, 1999. The Company recorded $1.9 million, which increases paid-in capital, representing the beneficial conversion feature of $3.68 non-cash, nonrecurring dividend on each outstanding share of Convertible Preferred Stock. The dividend equals the increase in the fair market value of a share of the Company's Common Stock from the date the Company entered into a commitment to issue the Convertible Preferred Stock ($9.45 per share) to the Company's issuance of the Convertible Preferred Stock on January 26, 1999 ($13.125 per share). If the acquisition of EMSA had occurred subsequent to May 20, 1999, the Company would not have recorded the beneficial conversion feature dividend.

     The following unaudited pro forma results of operations give effect to the operations of EMSA as if the transaction had occurred at the beginning of the year presented.

                                                      1999            1998
                                                  ------------    ------------
Healthcare revenue..............................  $282,654,000    $274,067,000
Net income attributable to common shares........     2,326,000       6,229,000
Net income per common share:
  Basic.........................................          0.64            1.75
  Diluted.......................................          0.60            1.55

4. RELEASE AND SETTLEMENT AGREEMENT

     On October 1, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with MedPartners, Inc., a Delaware corporation ("MedPartners"), and a wholly owned subsidiary of MedPartners, pursuant to which the Company would have been acquired by MedPartners (the "Merger").

     On February 26, 1998, the Company announced the termination of the Merger Agreement and the execution of a Release and Settlement Agreement (the "Settlement Agreement") with MedPartners relating to the Merger Agreement. Pursuant to the Settlement Agreement, MedPartners agreed to pay the Company approximately $3.5 million in cash and to assume certain other base and employee healthcare benefit costs incurred by the Company of approximately $1.5 million. Approximately $1.0 million of these payments reimbursed the Company for costs directly associated with the terminated merger that were included in prepaid expenses and other current assets at December 31, 1997. The resulting $4.0 million is reported in 1998 as the MedPartners settlement gain.

     In connection with the anticipated merger, all of the UniSource employees were informed of the Company's intent to cease operations and sell or dispose of all of UniSource's operating assets. Costs of approximately $0.6 million associated with the disposal of UniSource, including $0.4 million of unamortized cost in excess of net assets acquired, severance and other miscellaneous expenses are included in selling, general and administrative expenses in 1998. Also in connection with the MedPartners transaction, the Company incurred employee stay bonuses and severance costs of $0.7 million, which is included in selling, general and administrative expenses in 1998.

                           AMERICA SERVICE GROUP INC.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets are stated at cost and comprised of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Pharmacy and medical supplies inventory.............  $2,838,000    $  329,000
Prepaid pharmacy expenses...........................   1,626,000            --
Prepaid insurance...................................   2,517,000       288,000
Prepaid performance bonds...........................     180,000       105,000
Prepaid other.......................................     279,000       376,000
                                                      ----------    ----------
                                                      $7,440,000    $1,098,000
                                                      ==========    ==========

6. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and comprised of the following:

                                                      DECEMBER 31,
                                               --------------------------     ESTIMATED
                                                  1999           1998        USEFUL LIVES
                                               -----------    -----------    ------------
Building and improvements....................  $    52,000    $    41,000      10 years
Equipment and furniture......................    5,753,000      3,004,000       7 years
Computer software............................      723,000        322,000       3 years
Medical equipment............................      456,000        366,000     5-7 years
Automobile...................................       12,000         12,000       5 years
                                               -----------    -----------
                                                 6,996,000      3,745,000
Less: Accumulated depreciation...............   (3,064,000)    (1,859,000)
                                               -----------    -----------
                                               $ 3,932,000    $ 1,886,000
                                               ===========    ===========

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1.2 million, $0.8 million and $1.1 million, respectively.

7. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Salaries and employee benefits....................  $13,048,000    $ 5,956,000
Medical claims....................................   10,436,000      4,243,000
Liability claims..................................    4,091,000      2,408,000
Accrued workers' compensation.....................      856,000         92,000
Accrual for impaired contract.....................      855,000             --
Legal.............................................      220,000        190,000
Other.............................................      359,000        257,000
                                                    -----------    -----------
                                                     29,865,000     13,146,000
Less: Noncurrent portion of liability claims......   (2,874,000)    (1,300,000)
                                                    -----------    -----------
                                                    $26,991,000    $11,846,000
                                                    ===========    ===========

                           AMERICA SERVICE GROUP INC.

8. BANKING ARRANGEMENTS

     In connection with the EMSA acquisition, the Company entered into the aforementioned $52 million Credit Facility expiring September 30, 2002, which replaced the Company's $20 million Credit Facility dated March 28, 1997. The Credit Facility includes a $10 million sub-limit for working capital and issuance of letters of credit for performance bonds. The interest rate is based on LIBOR or prime rates subject to the quarterly operating performance of the Company, as defined in such facility. The Credit Facility is collateralized by all assets of the Company and its operating subsidiaries and is also subject to certain quarterly financial covenants, with which the Company was in compliance throughout 1999. No borrowings were outstanding under the working capital portion of the Credit Facility at December 31, 1999 and 1998.

     Under the Credit Facility's step-down schedule of availability, amounts outstanding under the Credit Facility as of December 31, 1999 mature in January and September 2002.

     The Company did not have open letters of credit as of December 31, 1999 and had $0.5 million at December 31, 1998.

9. INCOME TAXES

     The Company's provision (benefit) for income taxes consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      1999         1998         1997
                                                   ----------    ---------    --------
Current income taxes:
  Federal........................................  $  503,000    $  50,000    $     --
  State..........................................     368,000       87,000          --
                                                   ----------    ---------    --------
                                                      871,000      137,000          --
Deferred taxes:
  Federal........................................   1,942,000     (682,000)         --
  State..........................................     278,000      (80,000)    101,000
                                                   ----------    ---------    --------
                                                    2,220,000     (762,000)    101,000
                                                   ----------    ---------    --------
Income taxes (benefits)..........................  $3,091,000    $(625,000)   $101,000
                                                   ==========    =========    ========

     Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1999           1998
                                                     -----------    ----------
Amortization.......................................  $(1,722,000)   $       --
Self-insurance reserves............................    1,539,000       733,000
Net operating loss carryforwards...................      816,000     2,161,000
Executive stock options............................      814,000       773,000
State taxes........................................     (286,000)     (271,000)
Accrued vacation...................................      573,000       421,000
Allowance for doubtful accounts....................      168,000        59,000
Depreciation.......................................       28,000        48,000
Accrued legal......................................           --      (134,000)
Other..............................................      (79,000)      281,000
                                                     -----------    ----------
                                                     $ 1,851,000    $4,071,000
                                                     ===========    ==========

                           AMERICA SERVICE GROUP INC.

     A valuation allowance for deferred tax assets of $2.7 million was eliminated at December 31, 1998 as it was more likely than not that the deferred tax assets will be realized through the future reversion of existing taxable temporary differences and the generation of future taxable income. As of December 31, 1999, the Company had federal and state net operating loss carryforwards of $2.0 million expiring in 2005 through 2006.

     A reconciliation of the federal statutory rate to the effective tax rate is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----    ------    ------
Federal tax.................................................  35.0%     34.0%     34.0%
State income taxes..........................................   4.8       4.0       5.7
Alternative minimum tax.....................................    --       1.0        --
Other.......................................................   0.2       1.0       1.0
Decrease in valuation allowance.............................    --     (52.3)    (35.0)
                                                              ----     -----     -----
                                                              40.0%    (12.3)%     5.7%
                                                              ====     =====     =====

10. MANDATORY REDEEMABLE PREFERRED STOCK

     Mandatory redeemable preferred stock (Convertible Preferred Stock) consists of 50,000 shares issued on January 26, 1999 and 75,000 shares issued on August 30, 1999 to Health Care Capital Partners L.P. and Health Care Executive Partners L.P. as part of the EMSA acquisition. The Preferred Stock contains a 5% coupon rate and is mandatorily redeemable on July 26, 2005. Dividends have been paid through December 31, 1999. Each share of Preferred Stock is convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing $100.00 by the Conversion Price ($9.45) at the option of the holder at any time after the issue date and prior to the close of business on the day prior to a date which the Company has set to redeem such shares of Preferred Stock. If the Company elects to redeem any shares of Preferred Stock, the rights of the holders of the Preferred Stock to convert such shares of Preferred Stock will terminate the close of business on the business day preceding the date fixed for redemption. The Company shall pay to each holder of shares of Preferred Stock an amount equal to any accrued and unpaid dividends on the shares of Preferred Stock surrendered for conversion to the date of such conversion.

     Beginning on June 30, 2000 and ending on June 30, 2001, if the Current Market Price of Common Stock per share does not exceed 225% of the Initial Conversion Price for 45 consecutive Trading Days, the Conversion Price shall be reduced to $8.00 for all outstanding shares of the Preferred Stock. If (i) the Conversion Price exceeds $8.00 per share and (ii) during the period between June 30, 2000 and June 30, 2001, the Current Market Price of Common Stock per share is more than 225% but less than 250% of the Initial Conversion Price for 45 consecutive Trading Days, the Conversion Price shall be reduced to an amount equal to the product of the Conversion Price multiplied by a quotient, the numerator of which shall equal the sum of the Initial Conversion Price and $8.00 and the denominator of which shall be 2.

     The 75,000 shares issued on August 30, 1999 related to conversion of the remaining $7.5 million of subordinated notes which had been issued at a discount. Accordingly, the remaining $125,000 discount is being recognized through the mandatory redemption date of July 26, 2006 through additional noncash dividends.

11. MANDATORY REDEEMABLE COMMON STOCK

     During 1996, the Company sold 146,000 shares of mandatory redeemable common stock (purchased shares) and awarded 40,000 shares (awarded shares) of mandatory redeemable common stock to its then Chief Executive Officer. The 146,000 shares were sold at the then current fair market value of $8.75 per share. The vesting of the awarded shares could be, and was accelerated under the terms of the award and a

                           AMERICA SERVICE GROUP INC.

compensation charge of $8.75 per share was recorded representing the fair market value of the shares on the date of issuance. As of March 31, 1997, the redemption price was fixed at $9.90 per share, through an amendment to the employment agreement. Changes in the redemption value of the purchased and awarded shares were recorded as adjustments to retained earnings and compensation expense, respectively. During 1997, the Company decreased the redemption value of the purchased and awarded shares, respectively, by $57,000 and $17,000. The impact on basic earnings per share for the purchased and awarded shares was an increase of $0.02 per share and $0.00 per share, respectively, for 1997. At December 31, 1999, the Company or the former Chief Executive Officer is permitted to redeem the common stock at $9.90 per share.

12. STOCKHOLDERS' NOTES RECEIVABLE

     On August 30, 1999, stockholders of the Company approved the America Service Group Inc. 1999 Incentive Stock Plan (the "1999 Plan") to allow for the issuance of stock options, restricted stock, stock appreciation rights and for the purchase of shares of Common Stock and the extension of recourse loans to certain of the Company's key employees and outside directors to permit them to purchase such shares of Common Stock. There are 786,000 shares of Common Stock available under the 1999 Plan and the ability for the Company to have outstanding $1.3 million in loans.

     During 1999, a total of $1,039,000 of loans bearing market interest rates and payable five years from the date of issuance were extended in order for certain Company employees and directors to purchase 72,895 shares of Common Stock. In connection with the purchase of the Common Stock, 225,657 non-incentive stock options and 63,171 incentive stock options were issued at fair market value on the date of grant.

     Both the non-incentive and incentive stock options issued expire ten years from date of grant, with the non-incentive stock options vesting pro rata over four years and the incentive stock options having a four-year cliff vesting.

13. STOCK OPTION PLANS

     In addition to the 1999 Incentive Stock Plan discussed in Note 12, the Company has an Incentive Stock Plan, which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 1,483,000 shares of the Company's common stock. Awards and vesting periods under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options can not be less than the fair market value at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

                           AMERICA SERVICE GROUP INC.

     The following is a summary of stock option activity under the Plans:

                                                                               WEIGHTED
                                                                               AVERAGE
                                              OPTIONS      PRICE RANGE      EXERCISE PRICE
                                             ---------    --------------    --------------
Outstanding, December, 1996................    686,000    $ 2.67 - 13.12        $ 8.66
  Granted..................................     97,000     10.19 - 14.44         12.98
  Exercised................................   (147,000)     2.67 - 13.13          3.45
  Canceled.................................    (42,000)     4.50 - 13.88         11.91
                                             ---------    --------------        ------
Outstanding, December 31, 1997.............    594,000      4.50 - 14.44         10.41
  Granted..................................    321,000      8.69 - 13.56          9.89
  Exercised................................     (6,000)     6.50 - 10.63          9.19
  Canceled.................................    (91,000)     6.31 - 14.44         11.33
                                             ---------    --------------        ------
Outstanding, December 31, 1998.............    818,000      4.50 - 14.44         10.12
  Granted..................................    587,000     13.00 - 14.81         13.99
  Exercised................................    (54,000)     4.50 - 13.13          6.84
  Canceled.................................    (86,000)     9.69 - 14.44         13.06
                                             ---------    --------------        ------
Outstanding, December 31, 1999.............  1,265,000    $4.50 - $14.81        $11.85
                                             =========    ==============        ======

     Total options available for future grants at December 31, 1999 and 1998, were 566,000 and 280,000, respectively.

     As of December 31, 1999, 535,000 options were exercisable under all plans. The Company has reserved 2,543,000 shares of common stock for options outstanding and for options which may be granted in the future.

                       OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                  ------------------------------                      ---------------------------------
                                WEIGHTED AVERAGE                          NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
EXERCISE PRICES   AT 12/31/99   CONTRACTUAL LIVE    EXERCISE PRICE       12/31/99       EXERCISE PRICE
---------------   -----------   ----------------   ----------------   --------------   ----------------
$  4.50 - 6.50        21,000          4.75              $ 5.80            21,000            $ 5.80
  8.69 - 11.19       549,000          8.48                9.48           364,000              9.45
 13.13 - 14.44       695,000          9.65               13.91           150,000             12.20
--------------     ---------                                             -------
$ 4.50 - 14.44     1,265,000                                             535,000
==============     =========                                             =======

     Options exercisable at December 31, 1999 had a weighted average exercise of $10.62.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Volatility..................................................  0.5     0.6
Interest rate...............................................  5-6%    5.0%
Expected life (years).......................................    3       3
Dividend yields.............................................  0.0%    0.0%

                           AMERICA SERVICE GROUP INC.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                            1999                  1998                  1997
                                     ------------------    ------------------    ------------------
                                        AS        PRO         AS        PRO         AS        PRO
                                     REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
                                     --------    ------    --------    ------    --------    ------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income attributable to common
  shares...........................   $2,328     $1,572     $5,724     $5,231     $1,742     $1,029
Income per common share:
  Basic............................   $ 0.64     $ 0.44     $ 1.61     $ 1.47     $  .50     $  .30
  Diluted..........................   $ 0.60     $ 0.41     $ 1.57     $ 1.44     $  .48     $  .28

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during 1999, 1998 and 1997 is $5.43, $4.26, and $5.41, respectively.

14. NET INCOME PER SHARE

     The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three years in the period ended December 31, 1999.

                           AMERICA SERVICE GROUP INC.

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
NUMERATOR:
Net Income.....................................  $4,640,000    $5,724,000    $1,685,000
Preferred stock dividends......................  (2,312,000)           --            --
Redeemable Common Stock........................          --            --        57,000
                                                 ----------    ----------    ----------
Numerator for basic and diluted earnings per
  share -- income (loss) available to common
  stockholders.................................  $2,328,000    $5,724,000    $1,742,000
                                                 ==========    ==========    ==========
DENOMINATOR:
Denominator for basic earnings per share --
  weighted average shares......................   3,613,000     3,554,000     3,480,000
Effect of dilutive securities:
  Warrants.....................................      58,000            --            --
  Employee stock options.......................     206,000        99,000       177,000
                                                 ----------    ----------    ----------
Denominator for diluted earnings per share --
  adjusted weighted average shares and assumed
  conversions..................................   3,877,000     3,653,000     3,657,000
                                                 ==========    ==========    ==========
Basic earnings per share.......................  $     0.64    $     1.61    $      .50
                                                 ==========    ==========    ==========
Diluted earnings per share.....................  $     0.60    $     1.57    $      .48
                                                 ==========    ==========    ==========

     During any given quarter for the years ended December 31, 1999, 1998, and 1997 there were no more than 414,000, 388,000 and 175,000 options, respectively, to purchase common stock with weighted average exercise prices of $14.38, $12.04 and $12.84, respectively, not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price for the period of the common shares and, therefore, the effect would be antidilutive. The effect of converting 125,000 shares of preferred stock into 1,322,751 shares of common stock is not included in the compution of diluted earnings per share because the effect would be antidilutive.

     In addition, during any given quarter for the year ended December 31, 1999 and 1998 there were no more than 186,000 shares of common stock which the Company is required to repurchase upon termination of the former Chief Executive Officer, as part of the written put option included in the employment agreement, which were not included in the computation of diluted earnings per share because the exercise (redemption) price was less than the average market price of the common shares for the period and, therefore, the effect would be antidilutive.

     Under Financial Accounting Standards Board Statement No. 128, Earnings Per Share, when one or more quarters has a loss available to common stockholders, the treasury stock method of computing earnings per share may yield diluted earnings per share amounts for annual periods that do not equal the sum of the individual quarter's diluted earnings per share amounts, as is the case for the Company in 1999.

15. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Retirement Savings Plan (the Plan) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the plan a portion of their compensation. The Company matches such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on his or her years of participation. The Company recorded an expense of $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, related to the matching contributions of the Plan.

                           AMERICA SERVICE GROUP INC.

     The Company instituted an Employee Stock Purchase Plan during 1996. The Employee Stock Purchase Plan allows full-time employees to elect to purchase shares of Common Stock through voluntary automatic payroll deductions of up to 10% of his or her annual salary. Purchases of stock under the plan are made at the end of two six month offering periods each year, one beginning on January 1 and one beginning on July 1. At the end of each six-month period, the employee's contributions during that six-month period are used to purchase shares of Common Stock from the Company at 85% of the fair market value of the Common Stock on the first day of that six-month period. The employee may elect to discontinue participation in the plan for future periods at the end of any six-month period.

16. PROFESSIONAL AND GENERAL LIABILITY INSURANCE

     Subsequent to December 1, 1997, the Company has maintained third party commercial insurance on a claims-made basis with primary limits of $1 million each occurrence and $3 million in the aggregate. In addition, the Company has maintained excess liability insurance of $15 million for each claim and $15 million annual aggregate. For the period prior to December 1, 1997, Harbour Insurance, Inc., a wholly-owned captive insurance company incorporated under the laws of the State of Delaware, provided professional and general liability coverage to PHS with limits of $1 million per claim and various aggregate limits per policy year. The aggregate limit for policy years ended 1997 and 1996 was $3.5 million and $3.3 million, respectively.

     Any liabilities in excess of the third-party insurance limits are assumed by the Company. The Harbour policy relative to the contract with the Georgia Department of Corrections, which terminated on June 30, 1997, is an occurrence-based policy with similar levels of self-insured retention.

     The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued were $4.1 million and $2.4 million at December 31, 1999 and 1998, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 1999, represent management's best estimate of the amounts necessary to discharge the Company's obligations.

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

17. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases office space and equipment through October 2003 under certain noncancelable operating leases.

     The Company has a sublease agreement with a third party for its former corporate office space in New Castle, Delaware. The sublease is for the period May 1, 1997 through April 30, 2000. The original lease term expires July 31, 2000.

                           AMERICA SERVICE GROUP INC.

     In connection with the MedPartners Settlement Agreement, the Company closed its regional offices in Atlanta, Georgia, and Newark, Delaware and assigned future lease payments to MedPartners.

     Future minimum annual lease payments at December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31:
  2000...........................................  $  739,000
  2001...........................................     675,000
  2002...........................................     604,000
  2003...........................................     468,000
  2004...........................................      19,000
  Thereafter.....................................          --
                                                   ----------
                                                   $2,505,000
                                                   ==========

     Rental expense under operating leases was $1.2 million, $0.4 million and $0.5 million for the years ended December 1999, 1998 and 1997, respectively.

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

  Litigation and Claims

     The Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 1999 and 1998. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

18.  MAJOR CUSTOMERS AND GEOGRAPHICAL CONCENTRATIONS

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

                           AMERICA SERVICE GROUP INC.

the following enterprise-wide disclosures relating to major customers and geographic concentrations, reportable segment information is not applicable. The following is a summary of revenues from major customers:

                                                    YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------------------
                                     1999                     1998                     1997
                            ----------------------    ---------------------    ---------------------
                              REVENUE      PERCENT     REVENUE      PERCENT     REVENUE      PERCENT
                            -----------    -------    ----------    -------    ----------    -------
State of Indiana..........  $24,804,000      9.1%     $23,968,00     21.2%     $7,688,000      5.9%
State of Kansas...........   20,450,000      7.5      19,223,000     17.0      18,095,000     14.0
City of Philadelphia......   10,174,000      3.7      17,966,000     15.9      17,865,000     13.8
County of Alameda.........   12,499,000      4.9      12,122,000     10.7      11,601,000      9.0
State of Georgia..........           --       --         291,000      0.2      30,854,000     23.9

     Estimated credit losses associated with the receivables are provided for in the consolidated financial statements. The contract with the State of Georgia expired June 30, 1997.

19. FOURTH QUARTER ADJUSTMENTS

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

     The Company made a year end adjustment in 1998 resulting from a change in estimate relating to the valuation allowance for deferred tax assets. The adjustment of $0.8 million increased basic and diluted earnings per share by $.21.

                                                                     SCHEDULE II

                           AMERICA SERVICE GROUP INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                             ADDITIONS
                                              BALANCE AT     CHARGED TO                  BALANCE AT
                                             BEGINNING OF    COSTS AND                     END OF
                                                PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                                             ------------    ----------    ----------    ----------
DECEMBER 31, 1999
Allowance for doubtful accounts............   $   20,000      $544,000     $  144,000    $  420,000
                                              ----------      --------     ----------    ----------
                                              $   20,000      $544,000     $  144,000    $  420,000
                                              ==========      ========     ==========    ==========
DECEMBER 31, 1998
Allowance for doubtful accounts............   $  384,000      $     --     $  364,000    $   20,000
Valuation allowance for deferred tax
  asset....................................    2,665,000            --      2,665,000            --
                                              ----------      --------     ----------    ----------
                                              $3,049,000      $     --     $3,029,000    $   20,000
                                              ==========      ========     ==========    ==========
DECEMBER 31, 1997
Allowance for doubtful accounts............   $2,016,000      $841,000     $2,473,000    $  384,000
Valuation allowance for deferred tax
  asset....................................    3,009,000            --        344,000     2,665,000
                                              ----------      --------     ----------    ----------
                                              $5,025,000      $841,000     $2,817,000    $3,049,000
                                              ==========      ========     ==========    ==========