Form 10-Q
period 2000-03-31
AMERICA SERVICE GROUP INC /DE
filed 2000-05-12
CIK 877476

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

                    FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    There were 3,731,060 shares of Common Stock outstanding as of April 28, 2000.

================================================================================

                           AMERICA SERVICE GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


                                                                                                 PAGE
                                                                                                NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 ...............    3
  Condensed Consolidated Income Statements for the three months ended March 31, 2000 and
   March 31, 1999 .............................................................................    4
  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and
   March 31, 1999 .............................................................................    5
  Notes to Condensed Consolidated Financial Statements ........................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..    7

PART II. OTHER INFORMATION

Item 5: Other Events ..........................................................................    9
Item 6: Exhibits and Reports on Form 8-K ......................................................    9
Signature page ................................................................................   10

                                     PART I:

                              FINANCIAL INFORMATION


                           AMERICA SERVICE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                MARCH 31,    DECEMBER 31,
                                                                  2000          1999
                                                                ---------    ------------
                              ASSETS
Current assets:
  Cash ....................................................     $     451      $    444
  Accounts receivable: healthcare and other, less allowance
     for doubtful accounts ................................        39,124        39,738
  Prepaid expenses and other current assets ...............         7,956         7,440
  Current deferred taxes ..................................         1,289         1,289
                                                              --------------------------
          Total current assets ............................        48,820        48,911
Property and equipment, net ...............................         4,077         3,932
Deferred taxes ............................................           562           562
Cost in excess of net assets acquired, net ................        58,664        44,548
Other assets ..............................................           667           774
                                                              --------------------------
                                                                $ 112,790      $ 98,727
                                                              ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................     $  13,668      $ 11,531
  Accrued expenses ........................................        26,356        27,882
                                                              --------------------------
          Total current liabilities .......................        40,024        39,413
Noncurrent portion of accrued expenses ....................         3,097         2,874
Long-term debt ............................................        37,200        25,500
Commitments and contingencies
Mandatory redeemable preferred stock ......................        12,380        12,375
Mandatory redeemable common stock .........................         1,842         1,842
Common stock ..............................................            37            37
Additional paid in capital ................................        12,863        12,856
Stockholders' notes receivable ............................        (1,075)       (1,060)
Retained earnings .........................................         6,422         4,890
                                                              --------------------------
          Total liabilities and stockholders' equity ......     $ 112,790      $ 98,727
                                                              ==========================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     QUARTER ENDED
                                                       MARCH 31,
                                                   2000          1999
                                                   ----          ----
Healthcare revenue .........................     $ 76,169      $ 58,281
Healthcare expenses ........................       68,626        52,478
                                              ----------------------------
Gross margin ...............................        7,543         5,803
Selling, general and administrative expenses        3,241         3,020
Depreciation and amortization ..............          977           667
                                              ----------------------------
Income from operations .....................        3,325         2,116
Interest, net ..............................         (498)       (1,024)
                                              ----------------------------
Income before taxes ........................        2,827         1,092
Provision for income taxes .................        1,132           612
                                              ----------------------------
Net income .................................        1,695           480
Preferred stock dividends ..................          163         1,989
                                              ----------------------------
Net income (loss) attributable to common
shares .....................................     $  1,532      $ (1,509)
                                              ============================
Net income (loss) per common share:
  Basic ....................................     $   0.41      $  (0.42)
                                              ============================
  Diluted ..................................     $   0.32      $  (0.42)
                                              ============================
Weighed average shares outstanding:
  Basic ....................................        3,726         3,575
                                              ============================
  Diluted ..................................        5,346         3,575
                                              ============================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    THREE MONTHS
                                                                      MARCH 31,
                                                                 2000          1999
                                                           --------------------------
Operating activities:
Net income .............................................     $  1,695      $    480
Adjustments to reconcile net income to net cash provided
by operating activities:
  Interest on stockholders' notes receivable ...........          (15)           --
  Depreciation and amortization ........................          977           667
  Accretion of subordinated notes ......................           --           119
  Changes in operating assets and liabilities, net of
     effects from acquisition:
     Accounts receivable ...............................          614        (1,688)
     Prepaid expenses and other current assets .........         (245)       (2,386)
     Other assets ......................................           24          (218)
     Accounts payable ..................................        2,137        10,031
     Accrued expenses ..................................       (2,243)       (3,434)
                                                           --------------------------
Net cash provided by operating activities ..............        2,944         3,571
Investing activities:
Cash paid for acquisition, net of cash acquired ........      (14,194)      (66,077)
Capital expenditures ...................................         (450)         (259)
                                                           --------------------------
Net cash used in investing activities ..................      (14,644)      (66,336)
Financing activities
Proceeds from long-term debt ...........................       14,094        47,000
Payments on long-term debt .............................       (2,394)      (10,000)
Exercise of stock options ..............................            7            31
Proceeds from mandatory redeemable preferred stock .....           --         5,000
Proceeds from subordinated notes .......................           --        15,000
                                                           --------------------------
Net cash provided by financing activities ..............       11,707        57,031
                                                           --------------------------
Net increase (decrease) in cash ........................            7        (5,734)
Cash and cash equivalents, beginning of period .........          444         7,211
                                                           --------------------------
Cash and cash equivalents, end of period ...............     $    451      $  1,477
                                                           ==========================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  BASIS OF PRESENTATION

    The interim consolidated financial statements as of March 31, 2000 and for the quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the three months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1999.

2.  ACQUISITIONS

    On March 29, 2000, the Company acquired the Pennsylvania and New York operations of Correctional Physician Services, Inc. ("CPS"). The transaction was structured as an asset purchase. CPS has assigned its contracts for the Eastern Region of the Pennsylvania Department of Corrections and the Yonkers Region of the New York Department of Correctional Services to Prison Health Services, Inc., an operating subsidiary of America Service Group. The purchase price was $14 million and was financed with the Company's existing Senior Credit Facility. CPS is a privately held company with headquarters located in Blue Bell, Pennsylvania. Combined, the Pennsylvania and New York operations of CPS provided services to approximately 21,000 inmates and had approximately $41 million in revenue during 1999. The Company accounted for the acquisition using the purchase method of accounting.

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

    The following unaudited pro forma results of operations give effect to the operations of the Company as if the acquisition had occurred effective January 1, 1999 (in thousands):



                                               THREE MONTHS
                                                MARCH 31,
                                                   1999
                                                ----------
            Healthcare revenue ............     $   68,009
            Net loss attributable to common         (1,511)
            shares
            Net loss per common share:
              Basic .......................     $    (0.42)
                                                ==========
              Diluted .....................     $    (0.42)
                                                ==========


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

    This quarterly report on Form 10-Q contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, discussions of the Company's business strategy and expectations concerning the Company's position in the industry, future operations, margins, profitability, liquidity and capital resources. All these forward-looking statements are based on estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements and estimates. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") under the heading "Item 1. Business -- Cautionary Statements," which cautionary statements are hereby incorporated herein by reference. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the 1999 Form 10-K. In light of these and other uncertainties, the inclusion of forward-looking statements herein or in any statement made by the Company should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

GENERAL

    The financial statements of the Company for the quarter ended March 31, 1999 include the operations of EMSA since January 26, 1999, the date of acquisition. The acquisition was strategic in that it positioned the Company as the second largest provider of comprehensive managed healthcare for incarcerated individuals in the United States and positions the Company to capitalize on opportunities within the $4.5 billion correctional healthcare industry. Through the acquisition of EMSA, the Company was able to (1) increase its contracts from thirty-five to ninety-six; (2) increase the number of inmates served from 64,000 to 133,000; (3) diversify its revenue base, so that no one contract exceeds 8% of combined revenue; (4) increase its market presence from sixteen to twenty-five states; (5) leverage its corporate general and administrative expenses; (6) obtain more favorable pricing in areas such as pharmacy, medical supplies and lab costs; and (7) strengthen certain critical disciplines such as marketing and operations management.

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

RESULTS OF OPERATIONS

FIRST QUARTER MARCH 2000 COMPARED TO FIRST QUARTER MARCH 1999

    Healthcare revenues for the quarter March 2000 increased to $76.2 million from $58.3 million in the first quarter 1999. The $17.9 million increase is attributable to EMSA being included for the full quarter of March 2000, an increase of a net nine new contracts and an increase in inmate population and automatic pricing adjustments of existing contracts. Revenue from new contracts was $7.9 million, while six contracts with revenue totaling $4.9 million at March 31, 1999 were terminated prior to December 31, 1999.

    Healthcare expenses during the first quarter 2000 were $68.6 million or 90.1% of revenue versus $52.5 million or 90.0% of revenue for the same period in 1999. The $16.1 million increase is mainly attributable to the EMSA acquisition being included for the entire first quarter of March 2000.

    Selling, general and administrative expenses for the quarter ended March 2000 increased $0.2 million as compared to March 1999, again due to EMSA being operational for the full quarter. As a percent of revenue, selling, general and administrative expenses are 4.3% for the quarter March 2000 versus 5.2% for March 1999. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by a higher revenue base.

    Depreciation and amortization increased $0.3 million to $1.0 million for the quarter March 2000. The increase is mainly due to the amortization of cost in excess of net assets related to the EMSA acquisition, totaling $46.7 million, which is being amortized over twenty years, being included the entire first quarter in 2000.

    Net interest expense of $0.5 million for the quarter March 2000 declined $0.5 million from March 1999. The decline is related to repayment of $29.0 million of debt throughout 1999 and the conversion of $7.5 million of Convertible Subordinated Notes in August 1999. Net interest expense of $1.0 million was offset by $0.1 million of interest income for the quarter March 1999.

    Income taxes for the quarter March 2000 were $1.1 million, which equates to a 40% effective tax rate, versus $0.6 million for the same quarter in 1999.

    Preferred stock dividends of $0.2 million relate to the 5% coupon rate on the $12.5 million of Convertible Preferred Stock. Preferred stock dividends in 1999 include a one-time noncash, nonrecurring dividend of $1.9 million, which increased additional paid-in capital and represents a $3.68 dividend on each outstanding share of Convertible Preferred Stock at March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at March 31, 2000, were $0.45 million, compared with cash of $0.44 million at December 31, 1999. Cash provided by operating activities during the three months ended March 31, 2000 was $2.9 million compared to cash provided by operations of $3.6 million for the comparable 1999 period. Due to the positive trend in cash flow from operations, the Company was able to reduce the Senior Credit Facility by $2.4 million during the first quarter 2000.

    Management believes that the current levels of cash, when coupled with internally generated funds and $10.0 million available under the line of credit, are sufficient to meet the Company's foreseeable cash needs.


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

                                    PART II:

                                OTHER INFORMATION


ITEM 5. -- OTHER EVENTS

    On March 29, 2000, the Company announced its Acquisition of the Pennsylvania and New York operations of Correctional Physician Services, Inc. (CPS).

    On April 24, 2000, the Company issued a press release discussing its first quarter 2000 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.


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

 27.1   -- Financial Data Schedule for the quarter ended March 31, 2000 (for SEC use only)

 27.2   -- Financial Data Schedule for the quarter ended March 31, 2000 (for SEC use only)

 99.1   -- March 31, 2000 Earnings Release

    (B) Reports on Form 8-K (None)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICA SERVICE GROUP INC.


                                              /s/ MICHAEL CATALANO
                                    --------------------------------------------
                                                 Michael Catalano
                                       President & Chief Executive Officer



                                               /s/ BRUCE A. TEAL
                                    --------------------------------------------
                                                  Bruce A. Teal
                                    Executive Vice President & Chief Financial
                                                  Officer

Dated:  May 12, 2000

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                             DESCRIPTION                                                PAGE
    ------                             -----------                                                ----
    11.1  -- Statement re-computation of per share earnings....................................

    27.1  -- Financial Data Schedule for the quarter ended March 31, 2000 (for SEC use only)...

    99.1  -- Announcement of Acquisition of CPS Contract.......................................

    99.2  -- March 2000 Earnings Release.......................................................