Form 10-Q
period 2000-06-30
AMERICA SERVICE GROUP INC /DE
filed 2000-08-14
CIK 877476

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

                    FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    There were 3,781,849 shares of Common Stock outstanding as of August 8, 2000.

================================================================================

                           AMERICA SERVICE GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999..........................    3
  Condensed Consolidated Income Statements for the quarters and six months ended June 30, 2000
    and June 30, 1999...................................................................................    4
  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30,
    1999................................................................................................    5
  Notes to Condensed Consolidated Financial Statements..................................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........    7

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders.............................................   10
Item 5: Other Events....................................................................................   10
Item 6: Exhibits and Reports on Form 8-K................................................................   10
Signature page..........................................................................................   11

                                     PART I:

                              FINANCIAL INFORMATION

                           AMERICA SERVICE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,       DECEMBER 31,
                                                                  2000            1999
                                                              -------------    ------------
                              ASSETS

Current assets:
  Cash and cash equivalents ...............................   $   1,286,000    $    444,000
  Accounts receivable: healthcare and other, less allowance
     for doubtful accounts ................................      46,460,000      39,738,000
  Prepaid expenses and other current assets ...............       8,197,000       7,440,000
  Current deferred taxes ..................................       1,264,000       1,289,000
                                                              -----------------------------
          Total current assets ............................      57,207,000      48,911,000
Property and equipment, net ...............................       4,483,000       3,932,000
Deferred taxes ............................................         562,000         562,000
Cost in excess of net assets acquired, net ................      74,645,000      44,548,000
Other assets ..............................................       2,931,000         774,000
                                                              =============================
                                                              $ 139,828,000    $ 98,727,000
                                                              =============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................   $  20,193,000    $ 11,531,000
  Accrued expenses ........................................      30,753,000      27,882,000
                                                              -----------------------------
          Total current liabilities .......................      50,946,000      39,413,000
Noncurrent portion of accrued expenses ....................       2,991,000       2,874,000
Long-term debt ............................................      51,201,000      25,500,000
Commitments and contingencies
Mandatory redeemable preferred stock ......................      12,386,000      12,375,000
Mandatory redeemable common stock .........................       1,842,000       1,842,000
Common stock ..............................................          38,000          37,000
Additional paid in capital ................................      13,440,000      12,856,000
Stockholders' notes receivable
                                                                 (1,090,000)     (1,060,000)

Retained earnings .........................................       8,074,000       4,890,000
                                                              -----------------------------
          Total liabilities and stockholders' equity ......   $ 139,828,000    $ 98,727,000
                                                              =============================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                  QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                   2000            1999             2000             1999
                                               ------------    ------------    -------------    -------------
Healthcare revenue .........................   $ 89,449,000    $ 72,218,000    $ 165,618,000    $ 130,499,000
Healthcare expenses ........................     80,964,000      65,261,000      149,590,000      117,739,000
                                               --------------------------------------------------------------
Gross margin ...............................      8,485,000       6,957,000       16,028,000       12,760,000
Selling, general and administrative expenses      3,169,000       2,944,000        6,410,000        5,964,000
Depreciation and amortization ..............      1,403,000       1,008,000        2,348,000        1,642,000
                                               --------------------------------------------------------------
Income from operations .....................      3,913,000       3,005,000        7,270,000        5,154,000
Interest, net ..............................       (891,000)     (1,290,000)      (1,421,000)      (2,347,000)
                                               --------------------------------------------------------------
Income before taxes ........................      3,022,000       1,715,000        5,849,000        2,807,000
Provision for income taxes .................      1,207,000         511,000        2,339,000        1,123,000
                                               --------------------------------------------------------------
Net income .................................      1,815,000       1,204,000        3,510,000        1,684,000
Preferred stock dividends ..................        161,000          64,000          324,000        2,053,000
                                               ==============================================================
Net income (loss) attributable to common
  shares ...................................   $  1,654,000    $  1,140,000    $   3,186,000    $    (369,000)
                                               ==============================================================
Net income (loss) per common share:
  Basic ....................................   $       0.44    $       0.32    $        0.85    $       (0.10)
                                               ==============================================================
  Diluted ..................................   $       0.33    $       0.28    $        0.65    $       (0.10)
                                               ==============================================================
Weighed average shares outstanding:
  Basic ....................................      3,737,000       3,576,000        3,732,000        3,576,000
                                               ==============================================================
  Diluted ..................................      5,510,000       4,284,000        5,428,000        3,576,000
                                               ==============================================================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            2000            1999
                                                         -----------     ------------
Operating activities:
Net income ...........................................   $  3,510,000    $  1,684,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ......................      2,348,000       1,642,000
  Amortization of deferred financing costs ...........         65,000          56,000
  Interest on stockholders' notes receivable .........        (30,000)             --
  Accretion of subordinated notes ....................             --         282,000
  Accretion of mandatory redeemable preferred stock
   discount...........................................         11,000              --
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable .............................     (4,803,000)     10,747,000
     Prepaid expenses and other current assets .......        (60,000)     (1,683,000)
     Other assets ....................................         42,000         (57,000)
     Accounts payable ................................      8,313,000       4,233,000
     Accrued expenses ................................     (2,300,000)       (998,000)
                                                        -----------------------------
Net cash provided by operating activities ............      7,096,000      15,906,000
Investing activities:
Cash paid for acquisitions, net of cash acquired .....    (30,757,000)    (66,077,000)
Capital expenditures .................................     (1,112,000)       (858,000)
                                                        -----------------------------
Net cash used in investing activities ................    (31,869,000)    (66,935,000)
Financing activities:
Proceeds from long-term debt .........................     31,095,000      47,000,000
Payments on long-term debt ...........................     (5,394,000)    (17,000,000)
Payment of deferred financing costs ..................       (347,000)       (520,000)
Payment of mandatory redeemable preferred stock
  dividends...........................................       (324,000)             --
Common stock issued under Employee Stock Purchase Plan        275,000              --
Exercise of stock options ............................        310,000         166,000
Proceeds from mandatory redeemable preferred stock ...             --       5,000,000
Proceeds from subordinated notes .....................             --      15,000,000
                                                        -----------------------------
Net cash provided by financing activities ............     25,615,000      49,646,000
Net increase (decrease) in cash and cash equivalents..        842,000      (1,383,000)
Cash and cash equivalents, beginning of period .......        444,000       7,211,000
                                                        -----------------------------
Cash and cash equivalents, end of period .............   $  1,286,000    $  5,828,000
                                                        =============================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.  BASIS OF PRESENTATION

    The interim condensed consolidated financial statements as of June 30, 2000 and for the six months and quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the six months and quarter presented. The results of operations for the six months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1999.

2.  ACQUISITIONS

    Effective June 1, 2000, the Company acquired the stock of Correctional Health Services, Inc. ("CHS"). The cash purchase price of $17.0 million was financed with an extension of the Company's existing Senior Credit Facility. CHS, which is headquartered in Verona, New Jersey, has annualized revenues of approximately $19.0 million generated by nineteen contracts providing services to approximately 12,000 inmates. The Company accounted for the acquisition using the purchase method of accounting.

    On March 29, 2000, the Company acquired the Pennsylvania and New York operations of Correctional Physician Services, Inc. ("CPS"). The transaction was structured as an asset purchase. CPS has assigned its contracts for the Eastern Region of the Pennsylvania Department of Corrections and the Yonkers Region of the New York Department of Correctional Services to Prison Health Services, Inc., an operating subsidiary of America Service Group. The cash purchase price of $14.0 million was financed with the Company's existing Senior Credit Facility. CPS is a privately held company with headquarters located in Blue Bell, Pennsylvania. Combined, the Pennsylvania and New York operations of CPS provided services to approximately 21,000 inmates and had approximately $41.0 million in revenue during 1999. The Company accounted for the acquisition using the purchase method of accounting. For the quarter ended June 30, 2000, the Company increased its cost in excess of net assets acquired and accrued expenses related to the CPS acquisition by $1.5 million for potential future payments of pre-acquisition health care claims of essential providers and cost sharing liabilities which the former owners of the assigned contracts may not honor.

    On January 26, 1999, the Company purchased all of the outstanding stock of EMSA Government Services, Inc. ("EMSA") from InPhyNet Administrative Services, Inc. ("InPhyNet") for $63.4 million in cash, net of a working capital cash payment from InPhyNet of $3.6 million, pursuant to a Stock Purchase Agreement, dated as of December 18, 1998 (the "Stock Purchase Agreement"), as amended by the First Amendment to Stock Purchase Agreement, dated as of January 26, 1999 (the "First Amendment"), between the Company and InPhyNet. InPhyNet is a wholly-owned subsidiary of MedPartners, Inc. ("MedPartners"). The Company accounted for the EMSA acquisition using the purchase method of accounting.

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

    The Company used $47.0 million in borrowings under its Senior Credit Facility and the aggregate $20.0 million in proceeds received from its issuance of the Convertible Securities to Capital Partners and Executive Partners to finance, in part, the EMSA acquisition, which consisted of assets acquired of $89.2 million, including cash of $0.9 million and $46.7 million of cost in excess of net assets acquired and the assumption of $22.2 million in liabilities.

    The following unaudited pro forma results of operations give effect to the operations of the Company as if the EMSA and CHS acquisitions had occurred effective January 1, 1999:

                                                             QUARTER        QUARTER     SIX MONTHS    SIX MONTHS
                                                              ENDED          ENDED        ENDED          ENDED
                                                             JUNE 30,       JUNE 30,     JUNE 30,       JUNE 30,
                                                              2000           1999          2000           1999
                                                           -----------   -----------   ------------   ------------
         Healthcare revenue ............................   $92,709,000   $76,348,000   $173,204,000   $148,457,000
         Net income (loss) attributable to common shares     1,407,000       843,000      2,372,000       (598,000)
         Net income (loss) per common share:
           Basic........................................   $      0.38   $      0.24   $       0.64   $      (0.17)
                                                          =========================================================
           Diluted......................................   $      0.28   $      0.21   $       0.50   $      (0.17)
                                                          =========================================================

    The pro forma results of operations do not intend to represent what the Company's results of operations would have been had such transactions occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

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

GENERAL

    The financial statements of the Company for the six months ended June 30, 1999 include the operations of EMSA since January 26, 1999, the date of acquisition. The acquisition was strategic in that it positions the Company as the second largest provider of comprehensive managed healthcare for incarcerated individuals in the United States and positions the Company to capitalize on opportunities within the $4.5 billion correctional healthcare industry. Through the acquisition of EMSA, the Company was able to (1) increase its contracts from thirty-five to ninety-six; (2) increase the number of inmates served from 64,000 to 133,000; (3) leverage its revenue base whereby, at that time, no one contract exceeded 8% of combined revenue; (4) increase its market presence to twenty-five states, versus sixteen; (5) leverage its corporate general and administrative expenses; (6) obtain more favorable pricing in areas such as pharmacy, medical supplies and lab costs; and (7) strengthen certain critical disciplines such as marketing and client development.

    In addition to the strategic advantages, EMSA's contracts are similar to the Company's prison and jail contracts, which allowed the Company to implement its operational process, which includes (1) a claims management tracking system that monitors incidents, claims and litigation; (2) a Daily Operating Report to monitor staffing and off-site utilization; (3) Bi-weekly pharmacy reports; and
(4) a comprehensive cost review system that analyzes average costs per inmate at each facility.

    The financial statements of the Company for the six months ended June 30, 2000 include the operations of CHS and CPS since the dates of these acquisitions, March 30, 2000, and June 1, 2000, respectively. These acquisitions increased the Company's number of contracts served by 21 and increased the Company's presence in key geographic regions.

RESULTS OF OPERATIONS

SECOND QUARTER JUNE 2000 COMPARED TO SECOND QUARTER JUNE 1999

    Healthcare revenues for the quarter ended June 2000 increased to $89.4 million from $72.2 million in the second quarter 1999. The $17.2 million increase is attributable to the acquisitions of CPS and CHS, an increase in inmate population and automatic pricing adjustments of existing PHS contracts and new business. Revenue from CPS and CHS was $12.2 million, existing PHS contract revenues increased $2.0 million and new business from net marketing activity was $3.0 million.

    Healthcare expenses during the second quarter 2000 were $81.0 million or 90.5% of revenue versus $65.3 million or 90.4% of revenue for the same period in 1999. The $15.7 million increase is mainly attributable to the CPS and CHS acquisitions.

    Selling, general and administrative expenses for the quarter ended June 2000 increased $.2 million as compared to June 1999. As a percent of revenue, selling, general and administrative expenses were 3.5% for the quarter ended June 2000 versus 4.1% for June 1999. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by the CPS and CHS acquisitions.

    Depreciation and amortization expense for the quarter ended June 2000 was $1.4 million versus $1.0 million for the same period in 1999. The increase of $.4 million is mainly due to the amortization of cost in excess of net assets acquired and non-compete agreements related to the CPS and CHS acquisitions.

    Net interest expense of $.9 million for the quarter ended June 2000 decreased $.4 million from the same period in June 1999. The decrease is related to the $47 million in debt incurred to finance the EMSA acquisition during the first quarter of 1999, $21.5 million which was paid down throughout fiscal 1999 and the $15 million of subordinated convertible notes which were repaid or converted to mandatory redeemable preferred stock during the third quarter of 1999. The decrease was offset by the additional debt of approximately $31.0 million incurred for the CPS and CHS acquisitions during fiscal 2000. Interest expense was offset by $.1 million of interest income for the quarter ended June 2000.

    Income taxes for the quarter ended June 2000 were $1.2 million, which equates to a 40% effective tax rate.

    Preferred stock dividends of $.2 million relate to the 5% coupon rate on the $12.5 million of Convertible Preferred Stock. Preferred stock dividends in 1999 include a one-time noncash, nonrecurring dividend of $1.9 million, which increased additional paid-in capital and represents a $3.68 per share of Convertible Preferred Stock dividend.

SIX MONTHS ENDED JUNE 2000 COMPARED TO SIX MONTHS ENDED JUNE 1999

    Healthcare revenues for the six months ended June 2000 increased to $165.6 million from $130.5 million for the six months ended 1999. The $35.1 million increase is attributable to the acquisitions of EMSA, CPS and CHS, an increase in inmate population and automatic pricing adjustments of existing PHS contracts and new business. $12.2 million of the increase relates to the CPS and CHS contracts, $17.3 million of the increase relates to additional revenue under existing PHS contracts and the effect of owning EMSA for the full six month period in 2000, and $5.6 million of the increase relates to new business from net marketing activity.

    Healthcare expenses during the six months ended June 2000 were $149.6 million or 90.3% of revenue versus $117.7 million or 90.2% of revenue for the same period in 1999. The $31.9 million increase is primarily attributable to the EMSA, CPS and CHS acquisitions.

    Selling, general and administrative expenses for the six months ended June 2000 increased $.4 million as compared to the same period in 1999. As a percent of revenue, selling, general and administrative expenses were 3.9% for the six months ended June 2000 versus 4.6% for June 1999. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by revenue growth.

    Depreciation and amortization increased $.7 million to $2.4 million for the six months ended June 2000. The increase is mainly due to the amortization of cost in excess of net assets and non-compete agreements related to the EMSA, CPS and CHS acquisitions.

    Net interest expense was $1.4 million for the six months ended June 2000. Interest expense was offset by $.1 million of interest income. The outstanding balance of the Senior Credit Facility was $51.2 million as of June 2000. In addition, the Company repaid $7.5 million of the $15 million Convertible Subordinated Notes on July 2, 1999 and converted the remaining $7.5 million to Mandatory Redeemable Preferred Stock on August 30, 1999.

    Income taxes for the six months ended June 2000 were $2.3 million, which equates to a 40% effective tax rate.

    Preferred stock dividends of $.3 million relate to the 5% coupon rate on the $12.5 million of Convertible Preferred Stock. Preferred stock dividends in 1999 include a one-time noncash, nonrecurring dividend of $1.9 million, which increased paid-in capital and represents a $3.68 dividend on each outstanding share of Convertible Preferred Stock at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at June 30, 2000, were $1.3 million, compared with cash and cash equivalents of $.4 million at December 31, 1999. Cash provided by operating activities during the six months ended June 30, 2000 was $7.1 million compared to cash provided by operations of $15.9 million for the comparable 1999 period. This decrease is primarily due to the Company's ability to effectively collect the EMSA receivables during the second quarter of 1999.

    Management believes that the current levels of cash, when coupled with internally generated funds and the remaining availability of $13.8 million under its new $65 million Senior Secured Credit Facility are sufficient to meet the Company's foreseeable cash needs.

    On July 15, 2000, the outstanding shares of Mandatory Redeemable Common Stock were sold to an independent third party resulting in the expiration of the stock's redemption provision. Accordingly, the value of the shares will be reflected as additional paid-in capital in future financial reporting periods.

    During August 2000, the estate of Scott L. Mercy, the former non-executive Chairman of the Board of Directors who died in an airplane crash in May 2000, exercised 175,000 stock options and sold the resulting shares. The exercise of these options resulted in an additional cash inflow of approximately $1.5 million to the Company. Additionally, on August 2, 2000, the Company entered into a newly syndicated $65 million Senior Secured Credit Facility with four banks with Bank of America, N.A. serving as lead bank and administrative agent. The credit facility will help position the Company to meet its future growth objectives.

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

                                    PART II:

                                OTHER INFORMATION

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of stockholders, held June 5, 2000, the stockholders of the Company voted to elect the Company's Board of Directors: Michael Catalano, Chairman, President and Chief Executive Officer (3,464,677 affirmative votes and 1,500 votes withheld); William D. Eberle (3,464,677 affirmative votes and 1,500 votes withheld); Burton C. Einspruch (3,464,677 affirmative votes and 1,500 votes withheld); Carol R. Goldberg (3,463,177 affirmative votes and 3,000 votes withheld); David A. Freeman (3,464,677 affirmative votes and 1,500 votes withheld); Jeffrey L. McWaters (3,391,777 affirmative votes and 74,400 votes withheld); Richard M. Mastaler (3,464,677 affirmative votes and 1,500 votes withheld); Richard D. Wright (3,462,677 affirmative votes and 3,500 votes withheld). In July 2000, Mr. Catalano was elected Chairman of the Board by the other Directors in addition to his positions as President and Chief Executive Officer.

ITEM 5. -- OTHER EVENTS

    On July 20, 2000, the Company issued a press release discussing its second quarter 2000 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits

 11.1   -- Statement re-computation of per share earnings.

 27.1 -- Financial Data Schedule for the six months ended June 30, 2000 (for SEC use only)

 27.2 -- Financial Data Schedule for the six months ended June 30, 1999 (for SEC use only)

 99.1   -- June 2000 Earnings Release

 99.2   -- Amended and Restated Credit Agreement syndicated on August 2, 2000

 99.3   -- Audit Committee Charter

 99.4 -- Press release dated May 31, 2000, announcing the acquisition of Correctional Health Services, Inc. and the related stock purchase agreement dated April 24, 2000 are incorporated herein by reference to the Company's Current Report on Form 8-K, filed July 14, 2000, Commission File No. 0-23340.

    (B) Reports on Form 8-K

        1. On July 14, 2000, the Company filed Form 8-K, announcing the completion of the acquisition of Correctional Health Services, Inc.

        2. On August 9, 2000, the Company amended its report on Form 8-K relating to the purchase of Correctional Health Services, Inc. for the purpose of including the required financial statements and pro forma financial information with respect to the acquisition.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICA SERVICE GROUP INC.



                                    /s/ MICHAEL CATALANO
                                    --------------------------------------------
                                    Michael Catalano
                                    Chairman, President & Chief
                                      Executive Officer



                                    /s/ BRUCE A. TEAL
                                    --------------------------------------------
                                    Bruce A. Teal
                                    Executive Vice President & Chief Financial
                                    Officer

Dated: August 14, 2000

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------

    11.1      -- Statement re-computation of per share earnings...................................

    27.1      -- Financial Data Schedule for the six months ended June 30, 2000
                  (for SEC use only) .............................................................

    27.2      -- Financial Data Schedule for the six months ended June 30, 1999
                  (for SEC use only)..............................................................

    99.1      -- June 2000 Earnings Release.......................................................

    99.2      -- Amended and Restated Credit Agreement syndicated on August 2, 2000...............

    99.3      -- Audit Committee Charter..........................................................