Form 10-Q
period 2000-09-30
AMERICA SERVICE GROUP INC /DE
filed 2000-11-13
CIK 877476

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

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

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

    There were 4,014,165 shares of Common Stock outstanding as of November 10, 2000.

================================================================================

                           AMERICA SERVICE GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.....................    3
  Condensed Consolidated Income Statements for the quarters and nine months ended September 30, 2000
    and September 30, 1999..............................................................................    4
  Condensed Consolidated Statements of Cash Flows for the quarters and nine months ended September 30,
    2000 and September 30, 1999.........................................................................    5
  Notes to Condensed Consolidated Financial Statements..................................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........    7

PART II. OTHER INFORMATION

Item 5: Other Events....................................................................................   10
Item 6: Exhibits and Reports on Form 8-K................................................................   10
Signature page..........................................................................................   11

                                     PART I:

                              FINANCIAL INFORMATION

                           AMERICA SERVICE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        2000               1999
                                                                    -------------      ------------
                                       ASSETS

Current assets:
  Cash and cash equivalents ...................................     $   1,762,000      $    444,000
  Accounts receivable: healthcare and other, less allowance
     for doubtful accounts ....................................        47,485,000        39,738,000
  Prepaid expenses and other current assets ...................        10,939,000         7,440,000
  Current deferred taxes ......................................         1,264,000         1,289,000
                                                                    -------------------------------
          Total current assets ................................        61,450,000        48,911,000
Property and equipment, net ...................................         8,164,000         3,932,000
Deferred taxes ................................................           562,000           562,000
Cost in excess of net assets acquired, net ....................        76,312,000        44,548,000
Other assets ..................................................         3,513,000           774,000
                                                                    -------------------------------
                                                                    $ 150,001,000      $ 98,727,000
                                                                    ===============================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................     $  10,458,000      $ 11,531,000
  Accrued expenses ............................................        43,321,000        27,882,000
                                                                    -------------------------------
          Total current liabilities ...........................        53,779,000        39,413,000
Noncurrent portion of accrued expenses ........................         3,265,000         2,874,000
Long-term debt ................................................        54,113,000        25,500,000
Commitments and contingencies
Mandatory redeemable preferred stock ..........................        12,392,000        12,375,000
Mandatory redeemable common stock .............................              --           1,842,000
Common stock ..................................................            40,000            37,000
Additional paid in capital ....................................        17,768,000        12,856,000
Stockholders' notes receivable ................................        (1,367,000)       (1,060,000)
Retained earnings .............................................        10,011,000         4,890,000
                                                                    -------------------------------
          Total liabilities and stockholders' equity ..........     $ 150,001,000      $ 98,727,000
                                                                    ===============================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                  QUARTER ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                      2000           1999             2000              1999
                                                      ----           ----             ----              ----
 Healthcare revenue .........................     $102,842,000     $69,667,000     $268,460,000     $200,166,000
 Healthcare expenses ........................       92,250,000      62,493,000      241,840,000      180,232,000
                                                  --------------------------------------------------------------
 Gross margin ...............................       10,592,000       7,174,000       26,620,000       19,934,000
 Selling, general and administrative expenses        3,896,000       3,058,000       10,307,000        9,022,000
 Depreciation and amortization ..............        1,625,000         997,000        4,038,000        2,695,000
                                                  --------------------------------------------------------------
 Income from operations .....................        5,071,000       3,119,000       12,275,000        8,217,000
 Net interest expense .......................        1,411,000         924,000        2,767,000        3,215,000
                                                  --------------------------------------------------------------
 Income before taxes ........................        3,660,000       2,195,000        9,508,000        5,002,000
 Provision for income taxes .................        1,558,000         878,000        3,897,000        2,001,000
                                                  --------------------------------------------------------------
 Net income .................................        2,102,000       1,317,000        5,611,000        3,001,000
 Preferred stock dividends ..................          165,000          97,000          489,000        2,150,000
                                                  --------------------------------------------------------------
 Net income (loss) attributable to common
   shares ...................................     $  1,937,000     $ 1,220,000     $  5,122,000     $    851,000
                                                  ==============================================================
 Net income (loss) per common share:
   Basic ....................................     $       0.49     $      0.34     $       1.35     $       0.24
                                                  ==============================================================
   Diluted ..................................     $       0.37     $      0.28     $       1.02     $       0.24
                                                  ==============================================================
 Weighed average shares outstanding:
   Basic ....................................        3,925,000       3,613,000        3,796,000        3,588,000
                                                  ==============================================================
   Diluted ..................................        5,650,000       4,786,000        5,502,000        3,588,000
                                                  ==============================================================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               2000              1999
                                                           ------------------------------
Operating activities:
Net income ...........................................     $  5,611,000      $  3,001,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ......................        4,038,000         2,607,000
  Amortization of deferred financing costs ...........          137,000            88,000
  Interest on stockholders' notes receivable .........          (45,000)             --
  Accretion of subordinated notes ....................             --             540,000
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable .............................       (5,828,000)       18,067,000
     Prepaid expenses and other current assets .......          518,000        (1,854,000)
     Other assets ....................................         (412,000)         (403,000)
     Accounts payable ................................       (1,725,000)        5,585,000
     Accrued expenses ................................        9,318,000        (5,447,000)
                                                           ------------------------------
Net cash provided by operating activities ............       11,612,000        22,184,000
Investing activities:
Cash paid for acquisitions, net of cash acquired .....      (38,669,000)      (66,077,000)
Capital expenditures .................................       (2,013,000)       (1,424,000)
                                                           ------------------------------
Net cash used in investing activities ................      (40,682,000)      (67,501,000)
Financing activities:
Proceeds from long-term debt .........................       39,007,000        47,000,000
Payments on long-term debt ...........................      (10,394,000)      (19,000,000)
Payment of deferred financing costs ..................         (712,000)             --
Payment of mandatory redeemable preferred stock
  dividends ..........................................         (324,000)             --
Common stock issued under Employee Stock Purchase Plan          275,000           136,000
Exercise of stock options ............................        2,536,000           222,000
Proceeds from mandatory redeemable preferred stock ...             --           5,000,000
Payments on subordinated notes .......................             --          (7,500,000)
Proceeds from subordinated notes .....................             --          15,000,000
                                                           ------------------------------
Net cash provided by financing activities ............       30,388,000        40,858,000
Net increase (decrease) in cash and cash equivalents .        1,318,000        (4,459,000)
Cash and cash equivalents, beginning of period .......          444,000         7,211,000
                                                           ------------------------------
Cash and cash equivalents, end of period .............     $  1,762,000      $  2,752,000
                                                           ==============================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.  BASIS OF PRESENTATION

    The interim condensed consolidated financial statements as of September 30, 2000 and for the nine months and quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the nine months and quarter presented. The results of operations for the nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 1999.

2.  ACQUISITIONS

    On September 20, 2000, the Company completed an asset purchase of Stadtlanders Corrections Division, which is operated as a subsidiary of America Service Group Inc. ("ASG") under the name Secure Pharmacy Plus, Inc. ("SPP"). The cash purchase price of $7.9 million was financed under the Company's syndicated credit facility. Stadtlanders is the largest correctional pharmacy company in the United States and has annualized revenues of approximately $80 million, $40 million of which represents sales of pharmaceuticals and medical supplies to ASG. The Company accounted for the acquisition using the purchase method of accounting.

    Effective June 1, 2000, the Company acquired the stock of Correctional Health Services, Inc. ("CHS"). The cash purchase price of $17.0 million was financed with an expansion of the Company's then existing credit facility. CHS, which is headquartered in Verona, New Jersey, has annualized revenues of approximately $19.0 million generated by nineteen contracts providing services to approximately 12,000 inmates. The Company accounted for the acquisition using the purchase method of accounting.

    On March 29, 2000, the Company acquired the Pennsylvania and New York operations of Correctional Physician Services, Inc. ("CPS"). The transaction was structured as an asset purchase. CPS has assigned its contracts for the Eastern Region of the Pennsylvania Department of Corrections and the Yonkers Region of the New York Department of Correctional Services to Prison Health Services, Inc., an operating subsidiary of America Service Group. The cash purchase price of $14.0 million was financed under the Company's then existing credit facility. CPS is a privately held company with headquarters located in Blue Bell, Pennsylvania. Combined, the Pennsylvania and New York operations of CPS provided services to approximately 21,000 inmates and had approximately $41.0 million in revenue during 1999. The Company accounted for the acquisition using the purchase method of accounting. During the quarter ended June 30, 2000, the Company increased its cost in excess of net assets acquired and accrued expenses related to the CPS acquisition by $1.5 million for potential future payments of pre-acquisition health care claims of essential providers and cost sharing liabilities which the former owners of the assigned contracts may not honor.

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

    The Company used $47.0 million in borrowings under a senior secured credit facility plus $20.0 million in aggregate proceeds received from its issuance of the convertible subordinated notes to finance, in part, the EMSA acquisition, which consisted of assets acquired of $89.2 million, including cash of $0.9 million and $46.7 million of cost in excess of net assets acquired and the assumption of $22.2 million in liabilities.

      The following unaudited pro forma results of operations give effect to the operations of the Company as if the EMSA, CHS and SPP acquisitions had occurred effective January 1, 1999:

                                                              QUARTER ENDED   QUARTER ENDED  NINE MONTHS ENDED  NINE MONTHS ENDEd
                                                              SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                                  2000            1999             2000               1999
                                                             -------------------------------------------------------------------

            Healthcare revenue...............................  $112,736,000    $84,112,000      $307,563,000       $246,649,000
            Net income (loss) attributable to common shares..     1,956,000        975,000         4,266,000            427,000
            Net income (loss) per common share:
              Basic..........................................  $        .50    $       .27      $       1.12       $        .12
                                                               ================================================================
              Diluted........................................  $        .38    $       .22      $        .86       $        .12
                                                               ================================================================

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

    The financial statements of the Company for the nine months ended September 30, 2000 include the operations of SPP, CHS and CPS since the dates of these acquisitions, September 20, 2000, June 1, 2000, and March 30, 2000, respectively. The CHS and CPS acquisitions increased the Company's number of contracts served by 21 and increased the Company's presence in key geographic regions. The SPP acquisition enables the Company to better manage its pharmacy costs and provides the Company a vehicle through which to diversify its presence in the correctional health care industry.

RESULTS OF OPERATIONS

THIRD QUARTER SEPTEMBER 2000 COMPARED TO THIRD QUARTER SEPTEMBER 1999

    Healthcare revenues for the quarter ended September 2000 increased to $102.8 million from $69.7 million in the third quarter 1999. The $33.1 million increase is attributable to the acquisitions of CPS, CHS and SPP (collectively "the acquisitions"), an increase in inmate population, pricing adjustments of existing contracts and new business. Revenue from the acquisitions was $18.7 million, existing contract revenues increased $11.7 million and new business from marketing activity represented a net $2.7 million of revenues during the quarter.

    Healthcare expenses during the third quarter 2000 were $92.3 million or 89.7% of revenue versus $62.5 million or 89.7% of revenue for the same period in 1999. The $29.8 million increase is mainly attributable to the acquisitions and net new business.

    Selling, general and administrative expenses for the quarter ended September 2000 increased $.8 million as compared to the quarter ended September 1999. As a percent of revenue, selling, general and administrative expenses were 3.8% for the quarter ended September 2000 versus 4.4% for the same period in 1999. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by revenue growth under the Company's business model.

    Depreciation and amortization expense for the quarter ended September 2000 was $1.6 million versus $1.0 million for the same period in 1999. The increase of $.6 million is mainly due to the amortization of cost in excess of net assets acquired and non-compete agreements related to the acquisitions.

    Net interest expense of $1.4 million for the quarter ended September 2000 increased $.5 million from the same period in September 1999. The increase is related to the $40 million of incremental debt incurred to finance the acquisitions during 2000.

    Income taxes for the quarter ended September 2000 were $1.6 million, which equates to a 43% effective tax rate. Preferred stock dividends of $.2 million for the quarter ended September 2000 relate to the 5% coupon rate on the $12.5 million of mandatory redeemable preferred stock.

NINE MONTHS ENDED SEPTEMBER 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 1999

    Healthcare revenues for the nine months ended September 2000 increased to $268.5 million from $200.2 million for the nine months ended September 1999. The $68.3 million increase is attributable to the acquisitions, an increase in inmate population, pricing adjustments of existing contracts and new business. Revenue from the acquisitions was $29.3 million, existing contract revenue increases and the effect of owning EMSA for the full nine months of 2000 represented $34.3 million of the increase and $4.7 million was generated by net new business from marketing activity.

    Healthcare expenses during the nine months ended September 2000 were $241.8 million or 90.1% of revenue versus $180.2 million or 90.0% of revenue for the same period in 1999. The $61.6 million increase is primarily attributable to the acquisitions and net new business.

    Selling, general and administrative expenses for the nine months ended September 2000 increased $1.3 million as compared to the same period in 1999. As a percent of revenue, selling, general and administrative expenses were 3.8% for the nine months ended September 2000 versus 4.5% for September 1999. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by revenue growth under the Company's business model.

    Depreciation and amortization increased $1.3 million to $4.0 million for the nine months ended September 2000. The increase is mainly due to the amortization of cost in excess of net assets and non-compete agreements related to the acquisitions.

    Net interest expense was $2.8 million for the nine months ended September 2000, a decrease of $.4 million from the nine months ended September 1999. The decrease is primarily due to 1) higher amounts outstanding under the senior secured credit facility during 2000 compared to 1999 to finance the acquisitions and 2) the repayment of $7.5 million of the $15.0 million convertible subordinated notes and the conversion of the remaining balance into $7.5 million of mandatory redeemable preferred stock during the third quarter of 1999. Interest expense was offset by $.1 million of interest income earned during the period. The outstanding balance of the senior secured credit facility was $54.1 million as of September 30, 2000.

    Income taxes for the nine months ended September 2000 were $3.9 million, which equates to a 41% effective tax rate. Preferred stock dividends of $.5 million relate to the 5% coupon rate on the $12.5 million of mandatory redeemable preferred stock. Preferred stock dividends for the same period in 1999 include a one-time noncash, nonrecurring dividend of $1.9 million, which increased additional paid-in capital as of September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities during the nine months ended September 30, 2000 was $11.6 million compared to cash provided by operations of $22.2 million for the comparable 1999 period. This decrease is primarily due to the Company's ability to effectively collect the EMSA receivables during the second and third quarters of 1999.

    On July 15, 2000, the outstanding shares of mandatory redeemable common stock were sold to an independent third party resulting in the expiration of the stock's redemption provision. The value of the shares, accordingly, is reflected as additional paid-in capital as of September 30, 2000.

    On August 2, 2000, the Company entered into a $65 million senior secured credit facility syndicated with three banks plus Bank of America, N.A. serving as administrative agent. The credit facility is available through July 2003 and will help position the Company to meet its future growth objectives.

    During August 2000, the estate of Scott L. Mercy the former non-executive Chairman of the Board of Directors who died in an airplane crash in May 2000, exercised 175,000 stock options and sold the resulting shares. The exercise of these options resulted in an additional cash flow of approximately $1.5 million to the Company.

    Prior to the purchase of SPP, the Company amended and expanded the $65 million credit facility for additional availability of $7.5 million through December 29, 2000, which is extendable thereafter for a period not to exceed three months.

    The Company's cash and cash equivalents at September 30, 2000, were $1.8 million, compared with cash and cash equivalents of $.4 million at December 31, 1999. Management believes that the current levels of cash, when coupled with internally generated funds and the remaining availability of the $18.4 million under its recently amended credit facility are sufficient to meet the Company's foreseeable cash needs.

                                    PART II:

                                OTHER INFORMATION

ITEM 5. -- OTHER EVENTS

    On October 24, 2000, the Company issued a press release discussing its third quarter 2000 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits

 11.1 -- Statement re-computation of per share earnings.

 27.1 -- Financial Data Schedule for the nine months ended September 30, 2000 (for SEC use only)

 27.2 -- Financial Data Schedule for the nine months ended September 30, 1999 (for SEC use only)

 99.1 -- September 2000 Earnings Release

 99.2 -- Press release dated September 20, 2000, announcing the acquisition of Stadtlanders Corrections Division and the related asset purchase agreement dated September 20, 2000 are incorporated herein by reference to the Company's Current Report on Form 8-K, filed October 4, 2000, Commission File No. 0-23340.

    (B) Reports on Form 8-K

        1. On October 4, 2000, the Company filed Form 8-K, announcing the completion of the acquisition of Stadtlanders Corrections Division.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICA SERVICE GROUP INC.


                                        /s/ MICHAEL CATALANO
                              --------------------------------------------------
                                            Michael Catalano
                              Chairman, President & Chief Executive Officer

                                          /s/ S. WALKER CHOPPIN
                              --------------------------------------------------
                                              S. Walker Choppin
                              Senior Vice President & Chief Financial Officer



Dated: November 13, 2000

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    11.1     -- Statement re-computation of per share earnings

    27.1     -- Financial Data Schedule for the nine months ended September 30, 2000
                (for SEC use only)

    27.2     -- Financial Data Schedule for the nine months ended September 30, 1999
                (for SEC use only)

    99.1     -- September 2000 Earnings Release