Form 10-K
period 2000-12-31
AMERICA SERVICE GROUP INC /DE
filed 2001-03-30
CIK 877476

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------

                                    FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER: 0-23340
                           AMERICA SERVICE GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   51-0332317
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

       105 WESTPARK DRIVE, SUITE 300                           37027
           BRENTWOOD, TENNESSEE                             (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 373-3100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 21, 2001 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $134,012,711. As of March 21, 2001, the registrant had 5,414,655 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2001 are incorporated by reference in Part III.
==============================================================================

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

GENERAL

         America Service Group Inc. ("ASG" or the "Company"), through its subsidiaries Prison Health Services, Inc. ("PHS"), EMSA Correctional Care, Inc. ("EMSA Correctional"), EMSA Military Services, Inc. ("EMSA Military"), Correctional Health Services, Inc. ("CHS") and Secure Pharmacy Plus, Inc. ("SPP"), contracts to provide managed healthcare services including the distribution of pharmaceuticals to correctional facilities and military installations throughout the United States. ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the term "Company" refers to ASG and its direct and indirect subsidiaries. ASG's executive offices are located at 105 Westpark Drive, Suite 300 Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

RECENT DEVELOPMENTS

         On February 5, 2001, the Company completed the conversion of 125,000 shares of Series A Convertible Preferred Stock, having an aggregate liquidation preference of $12.5 million, into 1,322,751 shares of Common Stock. The Company has registered the shares of Common Stock issued upon conversion of the Series A Convertible Preferred Stock for resale. The transaction is more fully described in Notes 11 and 20 to the consolidated financial statements.

CORRECTIONAL HEALTHCARE SERVICES

         Generally. ASG, through PHS, EMSA Correctional, and CHS, contracts with state, county and local governmental agencies to provide comprehensive healthcare services to inmates of prisons and jails, with a focus on those facilities that maintain an average daily population of over 300 inmates.

         ASG generally enters into fixed fee contracts to provide comprehensive healthcare to inmates from their admission to the facility through their release. ASG's revenues from correctional healthcare services are generated primarily by payments from governmental agencies, none of which are dependent on third party payment sources. Services provided by ASG include a wide range of on-site healthcare programs, as well as off-site hospitalization and specialty outpatient care. See "-- Services Provided." Such hospitalization and specialty outpatient care is performed through subcontract arrangements with independent doctors and local hospitals.

    The following table sets forth information regarding ASG's correctional contracts.

                                                                                        HISTORICAL
                                                                                        DECEMBER 31,
                                                                -----------------------------------------------------
                                                                 2000          1999        1998      1997       1996
                                                                -------       -------     ------    ------     ------
Number of correctional contracts(1) ...................             130           106         35        32         34
Average number of inmates in all facilities covered
    by correctional contracts(2) ......................         176,563       132,304     63,783     54,364     83,288

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

         Medical services provided off-site include specialty outpatient diagnostic testing and care, emergency room care, surgery and hospitalization. In addition, ASG provides administrative support services both on-site and at ASG's headquarters and regional offices. Administrative programs include on-site medical records and management and employee education and licensing. Central and regional offices provide quality assurance, medical audits, credentialing, continuing education and clinical program development activities. ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. See "-- Administrative Systems."

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

         ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. The current automated utilization review program is an integral part of the services provided at each facility. The system is designed to ensure that the medical care rendered is medically necessary and is provided safely in a clinically appropriate setting while maintaining traditional standards of quality of care. The program provides for determinations of medical necessity by medical professionals through a process of pre-authorization and concurrent review of the appropriateness of any hospital stay. The program seeks to identify the maximum capability of on-site healthcare units so as to allow for a more timely discharge from the hospital back to the correctional facility. The utilization review staff consists of doctors and nurses who are supported by a medical director at the corporate level and a panel of medical specialists who are consultants to ASG.

         ASG has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current incidents, claims and litigation against ASG, (ii) a comprehensive cost review system that analyzes ASG's average costs per inmate at each facility including pharmaceutical utilization and trend analysis available from SPP and (iii) a daily operating report to control staffing and off-site utilization.

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

         Many RFPs for significant contracts require the bidder to post a bid bond. Performance bonding requirements may cover one year or up to the length of the contract and at December 31, 2000, generally ranged between 25% and 100% of the 2000 contract fee.

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

         With the inmate population increasing an average of approximately 6% compounded annually, the medical Consumer Price Index increasing by an average of 3% and the trend towards privatization of correctional healthcare, management anticipates opportunities for revenue growth from increased marketing activity.

MILITARY HEALTHCARE SERVICES

         EMSA Military provides a broad range of emergency medicine and primary healthcare services to active and retired military personnel and their dependents in medical facilities operated by the United States Department of Defense ("DOD") and the United States Veterans Administration ("VA"). EMSA Military began providing healthcare services to DOD clients in 1988 and has provided in excess of 3.5 million patient visits. During the fiscal year ended December 31, 2000, EMSA Military provided services under nine contracts.

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

PHARMACEUTICAL DISTRIBUTION SERVICES

         ASG, through its wholly-owned subsidiary Secure Pharmacy Plus, Inc. ("SPP"), contracts with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. SPP utilizes three packaging and distribution centers to fill prescriptions and ship pharmaceuticals to over 400 sites in 41 states covering over 300,000 inmates. SPP is the largest provider of correctional pharmacy services in the United States with annualized revenues of approximately $80 million, $37 million of which relates to services provided for ASG contracted sites which is eliminated in consolidation.

         SPP provides clinical pharmacy services in concert with their systematic delivery process. SPP's clinical pharmacological management provides therapeutic value to services as well as fiscal responsibility to its clients. In addition, SPP's expanding medical and commissary supply services create additional value for its clients as products are specific to the corrections environment. SPP's contracts typically cover one year with automatic renewals upon agreement of both parties.

RISK MANAGEMENT

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

         For contracts where ASG's exposure to the risk of inmates' catastrophic illness or injury is not limited, ASG maintains stop loss insurance to cover 90% of ASG's exposure with respect to hospitalization for amounts in excess of $200,000 per inmate. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

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

         As of December 31, 2000, ASG had approximately 6,000 employees, including approximately 600 doctors and 3,200 nurses. ASG also had under contract approximately 480 independent contractors, most of whom are not full-time, including physicians, dentists, psychiatrists and psychologists. ASG's employees at its Alameda County, California, City of Philadelphia, Butte County, Colorado and York County, Pennsylvania facilities are represented by labor unions. In addition, ASG's contract with Rikers Island, which started on January 1, 2001, includes approximately 850 additional unionized employees. ASG believes that its employee relations are good.

COMPETITION

         The business of providing correctional healthcare services to governmental agencies is highly competitive. ASG is in direct competition with local, regional and national correctional healthcare providers. ASG believes that one competitor has financial and human resources equivalent to those of ASG. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market.

MAJOR CONTRACTS

         ASG's operating revenue with respect to its correctional healthcare operations is derived primarily from contracts with federal, state, county and local governmental agencies. No one contract accounted for 10% of revenues during the year ended December 31, 2000; however, the contract with the Maryland Department of Public Safety and Correctional Services would have exceeded 10% of 2000 revenues had the contract been in effect for the entire year. The Company expects its contract with Rikers Island to exceed 10% of its revenues for the year ending December 31, 2001.

         ASG's correctional contracts typically provide for a monthly fixed fee, but certain contracts including some of ASG's largest contracts include provisions which mitigate a portion of the Company's risk. For example, the contract with the Indiana Department of Corrections provides for fixed payment on a per inmate, per day basis. The contract with the City of Philadelphia provides for a fixed payment on a fixed dollar basis with additional reimbursement for individual event costs exceeding prescribed catastrophic limits but subject to a maximum limit. The remainder of ASG's largest existing contracts for the year ended December 31, 2000 -- contracts with the Pennsylvania Department of Corrections Western Region and Eastern Region, Kansas Department of Corrections, and the Maryland Department of Public Safety and Correctional Services -- provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range. The fixed fees under all six contracts take into account projected levels of inflation.

         Contracts accounting for approximately 57% of revenues for the year ended December 31, 2000 contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. These contracts include the Maryland Department of Corrections, Indiana Department of Corrections, Pennsylvania Department of Corrections for the Western Region and Eastern Region and Kansas Department of Corrections. Although the cost of certain medicines are reimbursed in varying degrees under certain contracts, typically a dollar limit is placed on ASG's responsibility for costs related to illness of or injury to an individual inmate, injuries to more than one inmate resulting from an accident or contagious illnesses affecting more than one inmate. When preparing bid proposals, ASG estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. ASG's management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which ASG is not protected could render a contract unprofitable. In an effort to manage risk of catastrophic illness or injury of inmates under contracts that do not limit ASG's exposure to such risk, ASG maintains stop loss insurance from an unaffiliated insurer covering hospitalization for amounts in excess of $200,000 per inmate. Such stop loss insurance covers 90% of ASG's exposure for such treatment costs. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization. See "-- Risk Management."

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

         Dependence on Major Contracts. ASG's operating revenue is derived almost exclusively from contracts with federal, state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the contractor. Although ASG generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. The loss of one or more of the major contracts could have a material adverse effect on ASG's business.

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

         Acquisitions. ASG's expansion strategy involves both internal growth and, as opportunities become available, acquisitions. The Company took significant steps toward implementing this strategy with the EMSA acquisition in January 1999 and the CPS, CHS and SPP acquisitions during 2000. ASG previously had limited experience acquiring businesses and integrating them into its operations; however, the successful transitions of the recent acquisitions provide valuable frameworks for future acquisition opportunities.

         Catastrophic Limits. Contracts accounting for 57% of revenues for the year ended December 31, 2000 contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. For those contracts that contain no catastrophic limits, ASG maintains stop loss insurance for 90% of its exposure with respect to catastrophic illnesses or injuries for amounts in excess of $200,000 per inmate. ASG attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits. Although the occurrence of severe individual cases without such limits could render the contract unprofitable and could have a material adverse effect, ASG believes the potential impact of any such occurrences is mitigated by such insurance.

         Dependence on Key Personnel. The success of ASG depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect ASG's operations. ASG has employment contracts with Michael Catalano, Chairman, President and Chief Executive Officer, Gerard F. Boyle, Executive Vice President and Chief Development Officer, Bruce A. Teal, Executive Vice President and Chief Operating Officer and S. Walker Choppin, Senior Vice President and Chief Financial Officer.

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

         Corporate Exposure to Professional Liability. ASG periodically becomes involved in medical malpractice claims with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. ASG may be liable, as employer, for the negligence of healthcare professionals who are employees of ASG even though the risk is mitigated to a degree as such professionals are required to maintain professional liability insurance policies by the Company. ASG may also have potential liability for the negligence of healthcare professionals engaged by ASG as independent contractors. ASG's contracts generally provide for ASG to indemnify the governmental agency for losses incurred related to healthcare provided by ASG and its agents. ASG maintains professional liability insurance and requires its independent contractors to maintain professional liability insurance in amounts deemed appropriate by management based upon ASG's claims history and the nature and risks of its business. There can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage or that such coverage will continue to be available at a reasonable cost.

ITEM 2.  PROPERTIES

         The Company occupies approximately 22,600 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company's lease on its current headquarters expires in October 2003. The Company leases additional office facilities in Franklin, Tennessee; Hanover, Maryland; Indianapolis, Indiana; Alameda, California; Topeka, Kansas; Fort Lauderdale, Florida; Verona, New Jersey; and Camp Hill and Pittsburgh, Pennsylvania. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "ASGR." As of March 21, 2001, there were approximately 55 registered holders of record of the Common Stock. The high and low prices of the Common Stock as reported on The Nasdaq Stock Market during each quarter from January 1, 1999 through December 31, 2000 are shown below:

           QUARTER ENDED                                                                         HIGH          LOW
           -------------                                                                       --------      --------
           March 31, 1999..................................................................    $  13.75      $  11.63
           June 30, 1999...................................................................       15.25          9.50
           September 30, 1999..............................................................       17.50         13.25
           December 31, 1999...............................................................       15.00         11.75
           March 31, 2000..................................................................       15.00         13.00
           June 30, 2000...................................................................       20.50         14.13
           September 30, 2000..............................................................       26.00         17.13
           December 31, 2000...............................................................       28.00         21.00

         The Company did not pay cash dividends on the Common Stock during the years ended December 31, 2000 and 1999. The Company does not currently intend to pay cash dividends on the Common Stock in the foreseeable future because, under the terms of its Credit Facility, the Company is prohibited from paying cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                2000           1999           1998          1997          1996
                                                              --------       --------       --------      --------      --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Healthcare revenues ...................................       $381,946       $272,926       $113,287      $129,211      $152,282
Income (loss) before income taxes (benefits) ..........         13,310          7,731          5,099         1,786        (9,933)
Net income (loss) .....................................          7,807          4,640          5,724         1,685        (8,686)
Net income (loss) attributable to common shares .......          7,159          2,328          5,724         1,742        (8,912)
Net income (loss) per common shares -- basic ...........          1.86           0.64           1.61          0.50         (2.81)
Net income (loss) per common shares -- diluted .........          1.40           0.60           1.57          0.48         (2.81)
Weighted average common shares outstanding ............          3,854          3,613          3,554         3,480         3,171
Weighted average common shares outstanding  and
  common equivalent shares outstanding ................          5,587          3,877          3,653         3,657         3,171
Cash dividends per share ..............................             --             --            --            --            --

         See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements describing the financial impact for 2000 due to the CPS, CHS and SPP acquisitions, for 1999 due to the EMSA acquisition and for 1998 due to the MedPartners' Settlement.

                                                                                         AS OF DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                    2000          1999           1998          1997          1996
                                                                  --------      --------      ---------     ---------     ---------
BALANCE SHEET DATA:
Working capital (deficit).....................................    $ 15,573      $  9,498       $ 10,515      $    257     $ (2,434)
Total assets..................................................     161,402        98,727         28,375        27,754       42,709
Mandatory redeemable preferred stock..........................      12,397        12,375             --            --           --
Mandatory redeemable common stock.............................          --         1,842          1,842         1,842        1,916
Common stock, additional paid-in capital,
  retained earnings and stockholders'
  notes receivable............................................      28,965        16,723         10,949         4,799        2,468

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Consolidated Income Statements.

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
PERCENTAGE OF TOTAL REVENUES                                                             2000         1999         1998
----------------------------                                                             -----        -----        -----
Healthcare revenue.....................................................................  100.0%       100.0%       100.0%
Healthcare expenses....................................................................   90.3         90.0         89.9
                                                                                         -----        -----        -----
Gross margin...........................................................................    9.7         10.0         10.1
Selling, general and administrative expenses...........................................    3.6          4.5          8.6
Depreciation and amortization..........................................................    1.6          1.3          1.1
MedPartners settlement gain............................................................     --           --         (3.6)
                                                                                         -----        -----        -----
Income from operations.................................................................    4.5          4.2          4.0
Interest expense (income)..............................................................    1.1          1.4         (0.5)
                                                                                         -----        -----        ------
Income before taxes....................................................................    3.4          2.8          4.5
Provision for income taxes (benefits)..................................................    1.4          1.1         (0.6)
                                                                                         -----        -----        -----
Net income.............................................................................    2.0          1.7          5.1
Redeemable preferred stock dividends...................................................    0.1          0.8           --
                                                                                         -----        -----        -----
Net income attributable to common stock................................................    1.9%         0.9%         5.1%
                                                                                         =====        =====        =====

2000 Compared to 1999

         Healthcare revenues increased $109.0 million from $272.9 million in 1999 to $381.9 million in 2000, representing a 40% increase. Approximately $56.6 million of this increase relates to the acquisitions of CPS, CHS and SPP during 2000. Additionally, the Company added fourteen new contracts generating revenues of $24.7 million in 2000 and experienced $37.7 million of revenue growth from existing contracts through contract renegotiations, automatic price adjustments and from certain contracts being in effect for the full year. Revenues were negatively impacted by the loss of twelve contracts during 2000 resulting in a decrease in revenues of approximately $10.0 million from 1999 to 2000.

         The cost of healthcare increased $99.3 million from 1999 to 2000 due mainly to the new contracts from both acquisition and marketing activity. Healthcare expenses as a percentage of revenues increased by .3% primarily due to increased pharmaceutical costs and increased temporary labor utilization due to labor shortages in certain geographic areas. Pharmaceutical costs increased from 8.9% to 10.4% of revenues (excluding net pharmaceutical sales) from 1999 to 2000. Temporary labor costs increased from 6.0% to 7.6% of revenues (excluding net pharmaceutical sales) from 1999 to 2000.

         Selling, general and administrative expenses were $13.8 million or 3.6% of revenue in 2000 compared to $12.3 million or 4.5% of revenue in 1999. The percentage decrease reflects the Company's ability to leverage its corporate support services to a broader revenue base with the contract gains from 2000 acquisitions and net marketing activity.

         Earnings before interest, taxes, depreciation and amortization increased from $15.1 million in 1999 to $23.3 million in 2000 or an increase as a percentage of revenue from 5.5% in 1999 to 6.0% in 2000. This percentage increase reflects the Company's ability to effectively manage contract margins while leveraging its selling, general and administrative expenses with the increased 2000 revenues.

         Depreciation and amortization expenses increased to $6.0 million or 1.6% of revenue in 2000 from $3.5 million or 1.3% of revenue in 1999. The increase is primarily related to the goodwill, contract and non-compete amortization expense related to the CPS, CHS and SPP acquisitions during 2000 of approximately $1.8 million. Net interest expense increased to $4.1 million or 1.1% of revenue in 2000 from $3.7 million or 1.4% in 1999. The percentage decrease during 2000 demonstrates the Company's ability to manage the additional leverage required to finance the 2000 acquisitions.

         The provision for income taxes was $5.5 million in 2000 for an effective tax rate of 41%, an increase from the 1999 effective tax rate of 40%. The increase in the effective tax rate is due to the non-deductibility of certain intangible assets related to the CHS acquisition for tax purposes. The preferred stock dividends of $.6 million relate to the redeemable preferred stock and have decreased by $1.7 million from 1999 due to a $1.9 million noncash, nonrecurring dividend related to a beneficial conversion feature at the date the stock was issued, which increased additional paid-in capital during 1999.

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

         The cost of healthcare increased $143.6 million due mainly to the EMSA acquisition. Healthcare expenses as a percentage of revenues were relatively unchanged at 90.0% in 1999 versus 89.9% in 1998. Personnel costs and fringe benefits (including subcontractors) related to inmate care were 61% of revenues in 1999 versus 57% of revenues in 1998. The increase is attributable to the Company's focus on more fully utilizing its on-site infirmaries. Costs related to outside services (defined as hospitalization, emergency room and ambulance and outpatient surgeries and visits) were 13% of revenues in 1999 and 15% in 1998. The Company was also able to improve its pharmacy cost from 10% of revenue in 1998 to 9% in 1999.

         Selling, general and administrative expenses were $12.3 million or 4.5% of revenue in 1999 compared to $9.8 million or 8.6% of revenue in 1998. The dollar increase relates primarily to the EMSA acquisition, but also demonstrates the ability to leverage corporate support services.

         Depreciation and amortization increased $2.3 million in 1999 to $3.5 million. The increase is directly related to the goodwill, contract and non-compete amortization expense related to the EMSA acquisition of approximately $2.4 million between goodwill, contracts and non-compete agreements.

         The provision for income taxes was $3.1 million in 1999 for an effective tax rate of 40%, compared to a $0.6 million benefit in 1998, when the Company recognized net operating loss carryforwards.

         The preferred stock dividends of $2.3 million relate to the redeemable preferred stock and include a $1.9 million noncash nonrecurring dividend, related to a beneficial conversion feature at the date the stock was issued, which increased additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents remain basically unchanged from $400,000 at December 31, 1999 to $300,000 at December 31, 2000. As part of the CPS acquisition, the Company borrowed $14 million under its then existing Senior Credit Facility. In order to finance the acquisition of CHS, the Company increased its then existing Senior Credit Facility by $15 million to $55 million and borrowed $17 million. On August 1, 2000, the Company replaced its existing Senior Credit Facility with a $65 million Senior Credit Facility syndicated to a group of four commercial banks (referred to as the "2000 Credit Facility" and discussed further in Footnote 8 to the consolidated financial statements). As part of the SPP acquisition, the Company borrowed $8 million under the 2000 Credit Facility and expanded the 2000 Credit Facility by $7.5 million through December 29, 2000. During the course of the year, however, the Company repaid $7.7 million of the net principal amounts borrowed, resulting in a net increase in long-term debt of $31.3 million. The principal balance of debt outstanding at December 31, 2000 is $56.8 million.

         The Company's working capital increased by $6.1 million during the year and each of the underlying components of working capital - accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and other accrued expenses - increased primarily in proportion to the Company's 40% growth in revenues during the year. Management believes that the current levels of internally generated funds coupled with cash and the borrowing availability under the 2000 Credit Facility (currently $8.2 million) are sufficient to meet the Company's immediate foreseeable future cash needs and anticipated contract renewal activity. The Company believes that it may have additional borrowing availability from one or more of its syndicate banks since it did not use any proceeds from the $7.5 million expansion to the 2000 Credit Facility. In fact, the expansion was reduced to $5 million as of December 31, 2000 and extended through February 15, 2001, upon which time it was canceled by the Company.

INFLATION

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest expense represents a significant component of the Company's total expenses, 1.1% and 1.4% of the Company's total expenses for 2000 and 1999, respectively. As discussed in "Liquidity and Capital Resources" above, long-term debt of $56,800 represents 35.2% of the Company's total liabilities and stockholders' equity as of December 31, 2000. The 2000 Credit Facility required the Company to protect its operating results from increases in interest rates. The Company, therefore, hedged $30 million of the $65 million available under the 2000 Credit Facility by entering into four separate interest rate collar agreements with three of its syndicate banks for notional amounts ranging from $6 million to $9 million. These collar agreements are cash flow hedges which establish floors and ceilings on the 90-day LIBO rate which reduce the volatility of the Company's interest rate.

         For the year ended December 31, 2000, no settlements with any of the three syndicate banks were required as the 90-day LIBO rate remained within the range of respective floors and ceilings. During January 2001, however, interest rates began a significant decline which will result in the 90-day LIBO rate falling below the floors of certain of the collar agreements as of the second quarter of 2001. The Company will have $24.0 million of long-term debt priced at a weighted average interest rate of 8.35% through October 2, 2002, and $9.0 million priced at 8.25% thereafter and through March 31, 2003. As discussed in
Note 9 to the consolidated financial statements, the Company recorded a liability of $212, net of taxes, on its balance sheet as of January 1, 2001, representing the fair market value of the cash flow hedge derivative instruments as of such date. The Company expects this liability to fluctuate during 2001 but to have a similar fair market value as of December 31, 2001. The Company will continue to assess the current interest rate market conditions and to implement additional hedging instruments as deemed appropriate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated February 9, 2001, begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information regarding the Directors of the Company, the heading "Information as to Directors, Nominees and Executive Officers" and the subsection "Compliance with Section 16(a) of the Securities Exchange Act" under the heading "Additional Information" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Company's Proxy Statement") and the accompanying text are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The subsection under the heading "Additional Information" entitled "Committees and Meetings" and the heading entitled "Executive Compensation" in the Company's 2001 Proxy Statement and the accompanying text are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The headings "Information as to Directors, Nominees and Executive Officers" and "Principal Stockholders" in the Company's 2001 Proxy Statement and the accompanying text are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The heading "Certain Transactions" in the Company's 2001 Proxy Statement and the accompanying text is incorporated hereby by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

    Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

    (2) Financial Statement Schedule

    Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

    (3) Exhibits

 EXHIBIT                                         DESCRIPTION
 -------                                         -----------
   2.1      --    Asset Purchase Agreement, dated as of December 18, 1998,
                  between the Company and InPhyNet Administrative Services, Inc.
                  (incorporated herein by reference to Exhibit 2.1 to the
                  Company's Current Report on Form 8-K filed on January 5,
                  1999).

   2.2      --    First Amendment to Stock Purchase Agreement, dated as of
                  January 26, 1999, between the Company and InPhyNet
                  Administrative Services, Inc. (incorporated herein by
                  reference to Exhibit 99.8 to the Company's Current Report on
                  Form 8-K filed on February 10, 1999).

   2.3      --    Securities Purchase Agreement, dated as of January 26, 1999, among the Company, Health Care Capital Partners L.P. and
                  Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on
                  Form 8-K filed on February 10, 1999).

   2.4      --    First Amendment to Securities Purchase Agreement, dated as of June 17, 1999, among the Company, Health Care Capital
                  Partners L.P. and Health Care Executive Partners L.P.
                  (incorporated herein by reference to Exhibit 2.4 to the
                  Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 1998, which Amended Annual Report was filed on July 29, 1999).

   2.5      --    Plan and Agreement of Merger, as amended, dated October 1,
                  1997, between the Company, MedPartners, Inc. and ASG Merger
                  Corporation, a wholly-owned subsidiary of MedPartners, Inc.
                  (incorporated herein by reference to Exhibit 2.1 to the
                  Company's Current Report on form 8-K filed on October 2, 1997 and Exhibit 2.1 to the Company's Current Report on Form 8-K
                  filed on December 30, 1997).

   2.6      --    Consent and Agreement, dated January 19, 1998, by and among the Company, MedPartners, Inc. and ASG Merger Corporation, a
                  wholly-owned subsidiary of MedPartners, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current
                  Report on Form 8-K filed on January 20, 1998).

   2.7      --    Release and Settlement Agreement, dated February 25, 1998, by and among the Company, MedPartners, Inc. and ASG Merger
                  Corporation and EMSA Correctional Care, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997).

    2.8     --    Asset Purchase Agreement, dated as of March 29, 2000, between the Company and Correctional Physician Services, Inc., Kenan
                  Umar and Emre Umar, as amended by Amendment One to Asset
                  Purchase Agreement, dated as of March 29, 2000.

    2.9     --    Stock Purchase Agreement, dated as of April 24, 2000, between the Company and the Shareholders of Correctional Health
                  Services, Inc. (incorporated herein by reference to Exhibit
                  99.1 to the Company's Current Report on Form 8-k filed on July
                  14, 2000).

   2.10     --    Asset Purchase Agreement, dated September 20, 2000, by and among Secure Pharmacy Plus, Inc.; Stadtlander Operating
                  Company L.L.C.; Stadtlander Licensing Company, LLC;
                  Stadtlander Drug of California, LP and Stadtlander Drug of
                  Hawaii, LP (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on From 8-k filed on October
                  4, 2000).

   3.1      --    Amended and Restated Certificate of Incorporation of America
                  Service Group Inc. (incorporated herein by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-1, Registration No. 33-43306).

   3.2      --    Certificate of Designation of the Series A Convertible
                  Preferred Stock (incorporated herein by reference to Exhibit
                  99.3 to the Company's Current Report on Form 8-K filed on
                  February 10, 1999).

   3.3      --    Amended and Restated Bylaws of America Service Group Inc.
                  (incorporated herein by reference to Exhibit 3.2 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996).

   4.1      --    The Company's 12% Subordinated Convertible Bridge Notes
                  due January 26, 2000, issued to Health Care Capital Partners
                  L.P. on January 26, 1999 (incorporated herein by reference to
                  Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 10, 1999).

   4.2      --    Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1, Registration No. 33-43306, as amended).

  10.1      --    Amended and Restated Credit Agreement, dated as of January 26,
                  1999, among the Company, as Borrower, the Company's
                  subsidiaries as listed therein, as Guarantors, the Lenders identified therein and NationsBank, N.A., as Administrative
                  Agent and as Issuing Bank (incorporated herein by reference to
                  Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 10, 1999).

  10.2      --    Warrant, dated as of January 26, 1999, issued by the Company to Health Care Capital Partners L.P. to purchase shares of the
                  Common Stock (incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed on February
                  10, 1999).

  10.2.1    --    Amended and Restated Warrant, dated as of January 26, 1999 and amended and restated on July 2, 1999, issued by the
                  Company to Health Care Capital Partner L.P.

  10.3      --    Warrant, dated as of January 26, 1999, issued by the Company to Health Care Executive Partners L.P. to purchase shares of the Common Stock (incorporated herein by reference to
                  Exhibit 99.7 to the Company's Current Report on Form 8-K filed on February 10, 1999).

  10.3.1    --    Amended and Restated Warrant, dated as of January 26, 1999 and amended and restated on July 2, 1999, issued by the
                  Company to Health Care Executive Partners L.P.

  10.4      --    Registration Rights Agreement, dated as of January 26, 1999, among the Company, Health Care Capital Partners L.P. and
                  Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on
                  Form 8-K filed on February 10, 1999).

  10.5      --    America Service Group Inc. Amended Incentive Stock Plan
                  (as adopted by the Board of Directors on March 19, 1996)
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the three month period
                  ending June 30, 1996).

  10.6      --    America Service Group Inc. 401(k) Profit Sharing Plan
                  (incorporated by reference to Exhibit 10.9 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992).

  10.7      --    Prison Health Services, Inc. Medical Services Agreement
                  for Alameda County, California, dated July 1, 1992
                  (incorporated by reference to Exhibit 10.6 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992).

  10.8      --    Prison Health Services, Inc. Agreement for the Department of
                  Corrections of the State of Kansas, dated February 22, 1991, and Amendment thereto, dated August 27, 1991 (incorporated by reference to Exhibit 10.7 to the Company's Registration
                  Statement on Form S-1, Registration No. 33-43306, as amended).

  10.9      --    Prison Health Services, Inc. Health Services Contract for
                  State of Maryland, Department of Public Safety and
                  Correctional Services dated November 30, 1992 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1994).

  10.10     --    Prison Health Services, Inc. Health Services Contract for
                  the City of Philadelphia Department of Public Health
                  (incorporated by reference to Exhibit 10.13 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1993).

  10.11     --    Healthcare Services Contract with the State of Delaware,
                  dated June 3, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three month period ending June 30, 1996).

  10.12     --    Contractual Agreement between the Indiana Department of
                  Correction and Prison Health Services, Inc. dated April 18,
                  1997 (incorporated by reference to Exhibit 10.26 to the
                  Company's Quarterly Report on Form 10-Q for the three month period ending June 30, 1997).

  10.13     --    Credit Agreement dated May 30, 1997 for $20,000,000 with
                  NationsBank of Tennessee, N.A. (incorporated by reference to
                  Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q
                  for the three month period ending June 30, 1997).

  10.14     --    Employment Agreement, dated April 1, 1996, between Scott
                  L. Mercy and the Company, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 1996 and
                  10.28 to the Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 1997).

  10.15     --    Amended and Restated Employment Agreement, dated September 1,
                  1998, between Scott L. Mercy and America Service Group Inc.
                  (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999).

  10.16     --    Employment Agreement, dated July 12, 1996, between Michael
                  Catalano and the Company (incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the three month period ending September 31, 1996).

  10.17     --    Amended and Restated Employment Agreement, dated September 1,
                  1998, between Michael Catalano and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three month period ending September 31,
                  1998).

  10.18     --    Non-Qualified Stock Option between the Company and Michael
                  Catalano, dated July 12, 1996, (incorporated by reference to
                  Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  10.19     --    Employment Agreement dated February 20, 1998 between Bruce
                  A. Teal and the Company (incorporated by reference to Exhibit
                  10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

  10.20     --    Non-Qualified Stock Option between the Company and Bruce
                  A. Teal dated, December 18, 1996, (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  10.21     --    Employment Agreement, dated February 12, 1998, between
                  Gerard F. Boyle and the Company (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

  10.22     --    Non-Qualified Stock Option between the Company and Gerard
                  F. Boyle, dated February 12, 1998 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

  10.23     --    Employment Agreement, dated October 10, 2000, between S.
                  Walker Choppin and the Company.

  10.24     --    Lease by and between Principal Mutual Life Insurance Company and America Service Group Inc. dated September 6, 1996
                  (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

  10.25     --    Amended and Restated Incentive Stock Plan of the Company
                  (incorporated by reference to Exhibit 10.27 to the Company's
                  Quarterly Report on Form 10-Q for the three months ending June
                  30, 1997).

  10.26     --    America Service Group Inc. 1999 Incentive Stock Plan
                  (incorporated by reference to Annex B to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on August 30, 1999, which definitive Proxy
                  Statement was filed on July 28, 1999).

  10.27     --    Amended and Restated Credit Agreement, dated as of August 1,
                  2000, between the Company as Borrower, the Company's subsidiaries as listed therein, as Guarantors, the Lenders identified therein and Bank of America, N.A., as Administrative Agent and as Issuing Bank.

  10.28     --    Overline Agreement, dated September 19, 2000, among the
                  Company, and its subsidiaries who are parties to the Amended and Restated Credit Agreement, the several lenders who are parties to Amended and Restated Credit Agreement, and Bank of America N.A.

   21.1     --    Subsidiaries of the Company.

   23.1     --    Consent of Ernst & Young LLP.

(b) Reports on Form 8-K.

         On October 4, 2000, the Company filed Current Report on Form 8-K announcing the acquisition by Secure Pharmacy Plus, Inc., a wholly-owned subsidiary of America Service Group Inc., of the assets comprising Stadtlanders Corrections Division from certain affiliates of Bergen Brunswig Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on March 30, 2001.

                                      AMERICA SERVICE GROUP INC.


                                      By:         /s/ MICHAEL CATALANO
                                          -------------------------------------
                                                 Michael Catalano
                                                Chairman, President and
                                                Chief Executive Officer

         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 2001.

SIGNATURES                                                                            TITLE
----------                                                                            -----

                  /s/ MICHAEL CATALANO                             Chairman, President and Chief Executive Officer
-----------------------------------------------------
                    Michael Catalano

                  /s/ S. WALKER CHOPPIN                            Senior Vice President and Chief Financial Officer
-----------------------------------------------------
                    S. Walker Choppin

                  /s/ WILLIAM D. EBERLE                            Director
-----------------------------------------------------
                    William D. Eberle

                  /s/ BURTON EINSPRUCH                             Director
-----------------------------------------------------
                    Burton Einspruch

                  /s/ DAVID A. FREEMAN                             Director
-----------------------------------------------------
                    David A. Freeman

                  /s/ CAROL R. GOLDBERG                            Director
-----------------------------------------------------
                    Carol R. Goldberg

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

                 /s/ JEFFREY L. MCWATERS                           Director
-----------------------------------------------------
                   Jeffrey L. McWaters

                  /s/ RICHARD D. WRIGHT                            Director
-----------------------------------------------------
                    Richard D. Wright

                           AMERICA SERVICE GROUP INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                              PAGE
                                                                                                                              ----
FINANCIAL STATEMENTS
Report of Independent Auditors............................................................................................     F-2
Consolidated Balance Sheets at December 31, 2000 and 1999.................................................................     F-3
Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998...................................     F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
  2000, 1999 and 1998.....................................................................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998................................     F-6
Notes to Consolidated Financial Statements................................................................................     F-7

FINANCIAL STATEMENT SCHEDULE
Valuation and qualifying Accounts and Reserves (Schedule II) for the years ended December 31,
  2000, 1999 and 1998.....................................................................................................     F-19

         All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Service Group Inc.

         We have audited the accompanying consolidated balance sheets of America Service Group Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 9, 2001

                           AMERICA SERVICE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                         ---------------------------
                                                                                            2000               1999
                                                                                         ---------          --------
                                                                                         (SHOWN IN 000'S EXCEPT SHARE
                                                                                                   AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents .................................................            $     256          $    444
  Accounts receivable: Healthcare and other less allowances of $205
    and $420 at December 31, 2000 and 1999, respectively ....................               64,053            39,738
  Inventories ...............................................................                7,497             2,838
  Prepaid expenses and other current assets .................................                1,427             4,602
  Current deferred taxes ....................................................                1,143             1,289
                                                                                         ---------          --------
Total current assets ........................................................               74,376            48,911
Property and equipment, net .................................................                8,651             3,932
Deferred taxes ..............................................................                   --               562
Goodwill, net ...............................................................               61,358            33,870
Contracts, net ..............................................................               14,002            10,678
Other intangibles, net ......................................................                1,925               242
Other assets ................................................................                1,090               532
                                                                                         ---------          --------
Total assets ................................................................            $ 161,402          $ 98,727
                                                                                         =========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................            $  21,664          $ 11,531
  Medical claims liability ..................................................               11,285            10,436
  Accrued expenses ..........................................................               24,213            16,555
  Deferred revenue ..........................................................                1,641               891
                                                                                         ---------          --------
Total current liabilities ...................................................               58,803            39,413
Noncurrent portion of accrued expenses ......................................                3,680             2,874
Deferred taxes ..............................................................                  757                --
Long-term debt ..............................................................               56,800            25,500
Commitments and contingencies
Mandatory redeemable preferred stock, 500,000 shares authorized;
  125,000 shares issued and outstanding at December 31, 2000 and 1999 .......               12,397            12,375
Mandatory redeemable common stock, 186,000 shares issued and
  outstanding at December 31, 1999 ..........................................                   --             1,842
Common stock, $.01 par value, 10,000,000 shares authorized; 4,057,000 and
  3,729,000 shares issued and outstanding at December 31, 2000 and 1999,
   respectively .............................................................                   41                37
Additional paid-in capital ..................................................               18,259            12,856
Stockholders' notes receivable ..............................................               (1,384)           (1,060)
Retained earnings ...........................................................               12,049             4,890
                                                                                         ---------          --------
Total liabilities and stockholders' equity ..................................            $ 161,402          $ 98,727
                                                                                         =========          ========

                             See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                            (SHOWN IN 000'S EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                  2000            1999            1998
                                                               ----------      ----------      -----------
Healthcare revenue ..............................              $  381,946      $  272,926      $   113,287
Healthcare expenses .............................                 344,759         245,485          101,884
                                                               ----------      ----------      -----------
Gross margin ....................................                  37,187          27,441           11,403
Selling, general, and administrative expenses ...                  13,838          12,335            9,752
Depreciation and amortization ...................                   5,962           3,545            1,199
MedPartners settlement gain .....................                      --              --           (4,047)
                                                               ----------      ----------      -----------
Income from operations ..........................                  17,387          11,561            4,499
Interest expense (income) .......................                   4,077           3,830             (600)
                                                               ----------      ----------      -----------
Income before income taxes (benefits) ...........                  13,310           7,731            5,099
Provision for income taxes (benefits) ...........                   5,503           3,091             (625)
                                                               ----------      ----------      -----------
Net income ......................................                   7,807           4,640            5,724
Preferred stock dividends .......................                     648           2,312               --
                                                               ----------      ----------      -----------
Net income attributable to common shares ........              $    7,159      $    2,328      $     5,724
                                                               ==========      ==========      ===========
Net income per common share:
  Basic .........................................              $     1.86      $     0.64      $      1.61
                                                               ==========      ==========      ===========
  Diluted .......................................              $     1.40      $     0.60      $      1.57
                                                               ==========      ==========      ===========
Weighted average common shares outstanding:
  Basic .........................................               3,854,000       3,613,000        3,554,000
                                                               ==========      ==========      ===========
  Diluted .......................................               5,587,000       3,877,000        3,653,000
                                                                =========       =========        =========

                             See accompanying notes.

                           AMERICA SERVICE GROUP INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             COMMON STOCK       ADDITIONAL   STOCKHOLDERS'   RETAINED
                                                         ---------------------   PAID-IN        NOTES        EARNINGS
                                                          SHARES        AMOUNT   CAPITAL      RECEIVABLES    (DEFICIT)
                                                         ---------      ------  ----------   -------------   ---------
BALANCE AT JANUARY 1, 1998 ..................            3,529,000      $  35     $ 7,926           --       $ (3,162)
Issuance of common stock under employee
  stock plan ................................               13,000         --         138           --             --
Exercise of options and related
  tax benefits ..............................               31,000          1         287           --             --
Net income ..................................                   --         --          --           --          5,724
                                                         ---------      -----     -------      -------       --------
BALANCE AT DECEMBER 31, 1998 ................            3,573,000         36       8,351           --          2,562
Issuance of common stock under employee
  stock plan ................................               26,000         --         310           --             --
Exercise of options and related
  tax benefits ..............................               55,000         --         519           --             --
Issuance of common stock under incentive
  stock plan ................................               75,000          1       1,075       (1,039)            --
Issuance of common stock warrants ...........                   --         --         659           --             --
Noncash, nonrecurring dividend on
  redeemable preferred stock-- beneficial
  conversion feature ........................                   --         --       1,942           --         (1,942)
Dividends on redeemable preferred stock .....                   --         --          --           --           (370)
Interest income on stockholders' notes
  receivable ................................                   --         --          --          (21)            --
Net income ..................................                   --         --          --           --          4,640
                                                         ---------      -----     -------      -------       --------
BALANCE AT DECEMBER 31, 1999 ................            3,729,000         37      12,856       (1,060)         4,890
Issuance of common stock under employee
  stock plan ................................               38,000          1         615           --             --
Exercise of options and related
  tax benefits ..............................              274,000          3       2,646           --             --
Issuance of common stock under incentive
  stock plan ................................               16,000         --         300         (263)            --
  Dividends on redeemable preferred stock ...                   --         --          --           --           (648)
  Interest income on stockholders' notes
  receivable ................................                   --         --          --          (61)            --
Expiration of redemption feature of
  redeemable common stock ...................                   --         --       1,842           --             --
Net income ..................................                   --         --          --           --          7,807
                                                         ---------      -----     -------      -------       --------
BALANCE AT DECEMBER 31, 2000 ................            4,057,000      $  41     $18,259      $(1,384)      $ 12,049
                                                         =========      =====     =======      =======       ========

                             See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                 2000           1999           1998
                                                                               --------       --------       -------
                                                                                     (AMOUNTS SHOWN IN 000'S)
OPERATING ACTIVITIES
Net income ........................................................            $  7,807       $  4,640       $ 5,724
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ...................................               5,962          3,545         1,199
  Accretion of subordinated notes .................................                  --            534            --
  Amortization of deferred financing costs ........................                 232            121
  Interest on stockholders' notes receivable ......................                 (61)           (21)           --
  Provision for doubtful accounts .................................                 142            544            --
  Deferred income tax provision ...................................               1,464          2,220          (762)
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable ...........................................             (22,539)        12,931        (5,518)
    Prepaid expenses and other current assets .....................               2,533         (5,544)        1,286
    Other assets ..................................................                   4            216           (52)
    Accounts payable ..............................................               9,481          9,093          (805)
    Accrued expenses ..............................................               2,412         (5,525)       (3,314)
    Deferred revenue ..............................................                 750            891        (1,410)
                                                                               --------       --------       -------
Net cash provided by (used in) operating activities ...............               8,187         23,645        (3,652)

INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired ..................             (38,669)       (66,077)           --
Capital expenditures ..............................................              (3,089)        (1,910)         (739)
Proceeds of short-term investments ................................                  --             --         1,559
Proceeds from maturity or sale of restricted investments ..........                  --             --         7,191
Purchases of restricted investments ...............................                  --             --        (1,552)
Proceeds from sale of property and equipment ......................                  --             --           533
Other .............................................................                  --           (400)           --
                                                                               --------       --------       -------
Net cash provided by (used in) investing activities ...............             (41,758)       (68,387)        6,992

FINANCING ACTIVITIES
Proceeds from long-term debt ......................................              44,606         47,000            --
Proceeds from subordinated notes ..................................                  --         15,000            --
Proceeds from mandatory redeemable preferred stock ................                  --          5,000            --
Payments on long-term debt ........................................             (13,306)       (21,500)           --
Payment of mandatory redeemable preferred stock dividends .........                (468)          (370)           --
Payment on subordinated notes .....................................                  --         (7,500)           --
Deferred financing costs ..........................................                (751)          (520)           --
Issuance of common stock ..........................................                 653            346           138
Exercise of stock options .........................................               2,649            519           288
                                                                               --------       --------       -------
Net cash provided by financing activities .........................              33,383         37,975           426
Net increase (decrease) in cash and cash equivalents ..............                (188)        (6,767)        3,766
Cash and cash equivalents at beginning of year ....................                 444          7,211         3,445
                                                                               --------       --------       -------
Cash and cash equivalents at end of year ..........................            $    256       $    444       $ 7,211
                                                                               ========       ========       =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest ............................................            $  3,423       $  3,355       $    --
                                                                               ========       ========       =======
Cash paid for income taxes ........................................            $  4,870       $    639       $    58
                                                                               ========       ========       =======

NONCASH TRANSACTIONS
Conversion of subordinated notes to mandatory redeemable
  preferred stock .................................................            $     --       $  7,370       $    --
                                                                               ========       ========       =======
Discount on subordinated notes for stock warrants issued ..........            $     --       $    659       $    --
                                                                               ========       ========       =======
Non-recurring dividend on mandatory redeemable preferred stock ....            $     --       $  1,942       $    --
                                                                               ========       ========       =======
Issuance of common stock under Incentive Plan for stockholders'
  notes receivable ................................................            $    263       $  1,039       $    --
                                                                               ========       ========       =======

                             See accompanying notes.

                           AMERICA SERVICE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
           (SHOWN IN 000'S EXCEPT INMATE, SHARE AND PER SHARE AMOUNTS)

1.       DESCRIPTION OF BUSINESS

         America Service Group Inc. (the "Company") and its consolidated subsidiaries provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments, certain private entities and medical facilities operated by the Department of Defense and Veterans Administration. The health status of inmates may impact results of operations under such contractual arrangements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Prison Health Services, Inc. ("PHS"), EMSA Correctional Care, Inc. and EMSA Military Services, Inc. ("EMSA"), Correctional Health Services, Inc. ("CHS") and Secure Pharmacy Plus, Inc. ("SPP") for 2000 and 1999 and its wholly-owned captive insurance subsidiary, Harbour Insurance, Inc. ("Harbour"), and its wholly owned captive pharmacy, UniSource, Inc. ("UniSource") for 1998. The Company liquidated and dissolved Harbour in November 1998 and sold all fixed operating assets of UniSource during 1998. All significant intercompany transactions and account balances have been eliminated.

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

         Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for unbilled medical services rendered through the balance sheet dates based upon a claims payment lag methodology. Additionally, reserves have been recorded for certain reported and unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and noncurrent portion of accrued expenses on the accompanying Consolidated Balance Sheets.

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

                           AMERICA SERVICE GROUP INC.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments with original maturities of three months or less when purchased.

Accounts Receivable

         Accounts receivable represent amounts due from state and local governments and certain private entities for health care services provided by the Company and pharmaceutical sales of the Company.

Inventory

         Pharmacy and medical supplies inventory is stated at the lower of cost (first-in, first-out method) or market.

Depreciation

         Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets which range from three to five years.

Intangible Assets

         The unamortized excess of the costs of acquisitions over the fair value of the net tangible assets received at the date of acquisition include contracts, non-compete agreements and goodwill. Goodwill amortization expense of $3,387, $1,654 and $14 for 2000, 1999 and 1998, respectively, was computed using the straight-line method over periods from 10 to 20 years. Contract amortization expense of $676, $522 and $0 for 2000, 1999 and 1998, respectively, was computed using the straight-line method over 20 years as determined by an independent appraisal. Amortization of the non-compete agreements is calculated over 2 years and approximates $317 and $158 for the years ended December 31, 2000 and 1999, respectively. The Company wrote off the unamortized portion of cost in excess of net assets acquired of $400 in June 1998 with the sale of UniSource. Accumulated amortization of goodwill, contracts and non-compete agreements are $5,041, $1,198 and $475 as of December 31, 2000, respectively, and $1,654, $522 and $158 as of December 31, 1999, respectively.

Other Assets

         Other assets include $1,270 of deferred financing costs related to the $65 million syndicated credit facility and previous versions thereof (see Note
3). Amortization of $232 and $121, for the years ended December 31, 2000 and 1999 respectively, related to the deferred financing costs is computed using the straight-line method over the remaining life of the syndicated credit facility and is included in interest expense on the accompanying Consolidated Statements of Income. Accumulated amortization as of December 31, 2000 was $353.

Long-Lived Assets

         Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and intangible assets and considers events, circumstances and operating results, including consideration of contract performance at the fixed price contract level, to determine if impairment exists. If long-lived assets are deemed impaired, management adjusts the asset value to fair value.

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

Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized as the difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant.

Recently Issued Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133, which deferred for one year the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective January 1, 2001 and such adoption is not expected to have a material impact on the Company's consolidated financial position and results of operations (see Note 9).

Reclassifications

         Certain prior period amounts have been reclassified in order to conform to current period presentation.

3.       ACQUISITIONS

2000 Acquisitions

         On September 20, 2000, the Company acquired certain assets of Stadtlanders Corrections Division, a subsidiary of Bergen Brunswig, Inc. and a pharmacy company, for $7,900 in cash. The pharmacy division is operated as a subsidiary of ASG under the name Secure Pharmacy Plus, Inc. ("SPP"). SPP is the largest correctional pharmacy company in the United States servicing over 300,000 inmates in 41 states. SPP's sales to PHS are eliminated in consolidation.

         Effective June 1, 2000, the Company acquired the stock of Correctional Health Services, Inc. ("CHS") for $16,662 in cash, net of $338 of cash received. The purchase price was financed by advances pursuant to the Company's then existing Senior Credit Facility, which was increased in connection with the acquisition. CHS, with headquarters in Verona, New Jersey, services twenty-one contracts providing health care services to approximately 12,000 inmates.

                           AMERICA SERVICE GROUP INC.

On March 29, 2000, the Company acquired the Pennsylvania and New York operations of Correctional Physician Services, Inc. ("CPS") for $14,000 in cash. CPS assigned its contracts for the Eastern Region of the Pennsylvania Department of Corrections and the Yonkers Region of the New York Department of Correctional Services to PHS. CPS is a privately held company with headquarters in Blue Bell, Pennsylvania. Combined, the Pennsylvania and New York operations of CPS provided services to approximately 21,000 inmates and had approximately $41,000 in revenue during 1999. Approximately $1,800 of the cash purchase price was placed in escrow for payment of a portion of the seller's liability under a contract cost sharing provision.

         The 2000 acquisitions were financed under the Company's then existing credit facilities or expansions thereof (see Note 8). The acquisitions were accounted for using the purchase method of accounting and results of operations of the acquired entities or contracts have been included in the accompanying Consolidated Income Statements from the respective acquisition dates.

1999 Acquisitions

         On January 26, 1999, the Company purchased all of the outstanding stock of EMSA Government Services, Inc. ("EMSA") from InPhyNet Administrative Services, Inc. ("InPhyNet") for $63,400 in cash, net of a $3,600 working capital payment from InPhyNet. InPhyNet was a wholly-owned subsidiary of MedPartners, Inc. ("MedPartners"). EMSA and its subsidiaries provide comprehensive managed healthcare solutions to approximately 70,000 inmates housed in state and local correctional facilities and provide emergency medicine and primary healthcare services to active and retired military personnel and their dependents at medical facilities operated by the U.S. Department of Defense and the Veterans Administration.

         The EMSA acquisition was financed by (i) funds available under the Amended and Restated Credit Agreement, dated January 26, 1999, (ii) $15,000 of proceeds from the issuance of the Company's 12% Subordinated Convertible Bridge Notes due January 26, 2000 with detachable warrants to purchase an aggregate 135,000 shares of the Company's common stock, and (iii) $5,000 of proceeds from the issuance of the Company's Mandatory Redeemable Preferred Stock. These debt and equity instruments are more fully described in Notes 8 and 11, respectively. The EMSA acquisition was accounted for using the purchase method of accounting and results of operations of the acquired entity have been included in the accompanying Consolidated Income Statements from the acquisition date.

         The 2000 and 1999 acquisitions are summarized as follows:


                                                                  EMSA           CPS          CHS         SPP         TOTAL
                                                                --------       -------      -------      ------      --------
         Fair value of net operating assets acquired
          (liabilities assumed) ........................        $ 19,000       $(2,200)     $  (600)     $4,500      $ 20,700
         Fair value of contracts acquired ..............
         Non-compete agreements ........................
         Goodwill ......................................          11,200            --        4,000          --        15,200
                                                                     400            --        2,000          --         2,400
         Cost of acquisitions (net of cash acquired) ...          35,500        16,200       11,300       3,400        66,400
                                                                --------       -------      -------      ------      --------
                                                                $ 66,100       $14,000      $16,700      $7,900      $104,700
                                                                ========       =======      =======      ======      ========

         The following unaudited pro forma results of operations give effect to the operations of EMSA, CHS and SPP as if the acquisitions had occurred at the beginning of the year of acquisition and the beginning of the immediately preceding year.

                                                                  2000             1999             1998
                                                               -----------      -----------      -----------
         Healthcare revenue .........................          $   421,049      $   335,927      $   274,067
         Net income attributable to common shares ...          $     6,303      $     1,593      $     6,229
         Net income per common share:
           Basic ....................................          $      1.64      $      0.44      $      1.75
           Diluted ..................................          $      1.24      $      0.41      $      1.55

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

         On February 26, 1998, the Company announced the termination of the Merger Agreement and the execution of a Release and Settlement Agreement (the "Settlement Agreement") with MedPartners relating to the Merger Agreement. Pursuant to the Settlement Agreement, MedPartners agreed to pay the Company approximately $3,500 in cash and to assume certain other base and employee healthcare benefit costs incurred by the Company of approximately $1,500. Approximately $1,000 of these payments reimbursed the Company for costs directly associated with the terminated Merger that were included in prepaid expenses and other current assets at December 31, 1997. The resulting $4,047 is reported in 1998 as the MedPartners settlement gain.

         In connection with the anticipated Merger, all of the UniSource employees were informed of the Company's intent to cease operations and sell or dispose of all of UniSource's operating assets. Costs of approximately $600 associated with the disposal of UniSource, including $400 of unamortized cost in excess of net assets acquired, severance and other miscellaneous expenses are included in selling, general and administrative expenses in 1998. Also in connection with the Merger, the Company incurred employee stay bonuses and severance costs of $700, which are included in selling, general and administrative expenses in 1998.

5.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets are stated at cost and comprised of the following:

                                                      DECEMBER 31,
                                                   -----------------
                                                    2000       1999
                                                   ------     ------
         Prepaid insurance ...........             $  898     $2,517

         Prepaid pharmacy expenses ...                 --      1,626
         Prepaid performance bonds ...                163        180
         Prepaid other ...............                366        279
                                                   ------     ------
                                                   $1,427     $4,602
                                                   ======     ======

6.       PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and comprised of the following:

                                                             DECEMBER 31,
                                                       -----------------------     ESTIMATED
                                                         2000           1999      USEFUL LIVES
                                                       --------       --------    ------------
         Leasehold improvements ...........            $  1,153       $    52       5 years
         Equipment and furniture ..........               9,156         5,753       5 years
         Computer software ................               1,122           723       3 years
         Medical equipment ................               1,833           456       5 years
         Automobile .......................                  14            12       5 years
                                                       --------       -------
                                                         13,278         6,996
         Less: Accumulated depreciation ...              (4,627)       (3,064)
                                                       --------       -------
                                                       $  8,651       $ 3,932
                                                       ========       =======

         Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1,563, $1,200 and $800, respectively.

                           AMERICA SERVICE GROUP INC.

7.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                          DECEMBER 31,
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
         Salaries and employee benefits .................            $ 12,413       $ 13,048
         Professional liability claims ..................               4,786          4,091
         Accrued workers' compensation ..................               1,148            856
         Accrual for impaired contract ..................                  --            855
         CPS cost sharing liability and other acquisition
           costs.........................................               3,570             --
         Other ..........................................               5,976            579
                                                                     --------       --------
                                                                       27,893         19,429
         Less: Noncurrent portion of liability claims ...              (3,680)        (2,874)
                                                                     --------       --------
                                                                     $ 24,213       $ 16,555
                                                                     ========       ========

8.       BANKING ARRANGEMENTS

2000 Credit Facility

         On August 1, 2000, the Company entered into the Amended and Restated Credit Agreement (the "2000 Credit Facility") with a syndicate of four banks with Bank of America, N.A. serving as lead and administrative agent for a total of $65,000. The 2000 Credit Facility amended the previous $52 million Credit Facility entered into commensurate with the EMSA acquisition. The outstanding principal amount under the 2000 Credit Facility matures in August 2003, and $8,200 is currently available under the 2000 Credit Facility. The interest rate is based on the LIBO rate or the prime rate plus a fixed percentage based upon the operating performance of the Company for the immediately preceding six-month period. The 2000 Credit Facility is collateralized by all assets and the Company and its operating subsidiaries and is subject to certain quarterly financial covenants, with which the Company was in compliance throughout 2000. The 2000 Credit Facility prohibits the Company from undertaking certain transactions such as the payment of common stock dividends, the repurchase of common stock and the incurrence of additional indebtedness. The 2000 Credit Facility also requires the Company to maintain interest rate protection agreements for a minimum $30,000 of the $65 million available under the facility for a minimum period of two years (see Note 9).

1999 Credit Facility

         In connection with the EMSA acquisition, the Company entered into a $52 million Credit Facility ("1999 Credit Facility") expiring September 30, 2002, which replaced the Company's $20 million Credit Facility dated March 28, 1997. The 1999 Credit Facility included a $10,000 facility for working capital and issuance of letters of credit for performance bonds. The interest rate was based on LIBOR or prime rates subject to the quarterly operating performance of the Company, as defined in such facility. The Credit Facility was collateralized by all assets of the Company and its operating subsidiaries and was also subject to certain quarterly financial covenants, with which the Company was in compliance throughout 1999. No borrowings were outstanding under the working capital portion of the 1999 Credit Facility at December 31, 1999 and 1998.

Letters of Credit

         Although the Company's 2000 Credit Facility includes a $10,000 facility for working capital and issuance of letters of credit for performance bonds, there were no open letters of credit as of December 31, 2000 or 1999, and only $500 outstanding as of December 31, 1998.

                           AMERICA SERVICE GROUP INC.

9.       DERIVATIVE FINANCIAL INSTRUMENTS

         In order to protect the Company from interest rate volatility and as required by the aforementioned 2000 Credit Facility, the Company entered into four interest rate collar agreements ("the derivatives") during 2000 and 1999 with three of its syndicated banks ("the hedging banks") for a notional amount of $30,000. The derivatives qualify as cash flows hedges under SFAS 133 and expire between May 2001 and March 2003. The derivatives have 90-day settlement periods at which time the Company is required to make payments to the hedging banks for instances in which the 90-day LIBO rate drops below the designated rate floors (generally ranging from 4.95% to 6.375%) or is entitled to receive payments from the hedging banks for instances in which the 90-day LIBO rate exceeds the designated rate ceilings (generally ranging from 7.25% to 7.75%). In accordance with the provisions of SFAS 133, on January 1, 2001, the Company recorded a liability for the derivatives of approximately $212, net of tax, which represents the fair market value of the derivatives as of the date of adoption of SFAS 133. The adjustment to record the derivatives at fair value was charged to other comprehensive income as the cumulative effect of a change in accounting principle. Subsequent changes to the fair value of the derivatives will be charged to earnings to the extent of the derivatives' ineffectiveness, with the remainder of the change in fair value charged to other comprehensive income.

10.      INCOME TAXES

         Significant components of federal income tax expense are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                            2000            1999            1998
                                                                         ----------      ----------      ----------
    Current income taxes:
      Federal........................................................    $    3,534      $      503      $       50
      State..........................................................           505             368              87
                                                                         ----------      ----------      ----------
                                                                              4,039             871             137
    Deferred taxes:
      Federal........................................................         1,281           1,942            (682)
      State..........................................................           183             278             (80)
                                                                         ----------      ----------      ----------
                                                                              1,464           2,220            (762)
                                                                         ----------      ----------      ----------
    Income taxes (benefits)..........................................    $    5,503      $    3,091      $     (625)
                                                                         ==========      ==========      ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          2000            1999
                                                        --------        --------
         Amortization .......................            $(2,043)       $(1,722)
         Self-insurance reserves ............              1,845          1,539
         Accrued vacation ...................              1,158            573
         Prepaid insurance ..................               (359)            --
         Depreciation .......................               (204)            29
         Allowance for doubtful accounts ....                 82            168
         Accrued legal fees .................                 21             10
         Executive stock options ............                 --            814
         Net operating loss carryforwards ...                 --            816
         State taxes ........................                 --           (286)
         Other ..............................               (114)           (90)
                                                         -------        -------
                                                         $   386        $ 1,851
                                                         =======        =======

         A reconciliation of the federal statutory rate to the effective tax rate is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999        1998
                                                               -------    -------     -------
Federal tax ........................................            35.0%      35.0%       34.0%
State income taxes .................................             5.2        4.8         4.0
Alternative minimum tax ............................              --         --         1.0
Nondeductible goodwill and contract amortization ...             1.2         --          --
Decrease in valuation allowance ....................              --         --        (52.3)
Other ..............................................              --        0.2         1.0
                                                                ----       ----        ----
                                                                41.4%      40.0%       (12.3)%
                                                                ====       ====        ====

                           AMERICA SERVICE GROUP INC.

11.      MANDATORY REDEEMABLE PREFERRED STOCK

         Mandatory Redeemable Preferred Stock (the "Preferred Stock") consists of 50,000 shares issued on January 26, 1999 and 75,000 shares issued on August 30, 1999 as part of the EMSA acquisition. The Preferred Stock contains a 5% coupon rate and is mandatorily redeemable on July 26, 2005. Dividends have been paid through September 30, 2000. Each share of Preferred Stock is convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing $100.00 by the conversion price ($9.45) at the option of the holder at any time after the issue date and prior to the close of business on the day prior to a date which the Company has set to redeem such shares of Preferred Stock. The Company shall pay to each holder of shares of Preferred Stock an amount equal to any accrued and unpaid dividends on the shares of Preferred Stock surrendered for conversion to the date of such conversion.

         The 75,000 shares issued on August 30, 1999 related to conversion of $7.5 million of subordinated notes which had been issued at a discount. Accordingly, the remaining $125,000 discount is being recognized through the mandatory redemption date through additional noncash dividends.

         Subsequent to December 31, 2000, the Company achieved the minimum market price requirements as outlined in the shareholder agreements with the holders of the Preferred Stock resulting in the conversion of the 125,000 shares of the Preferred Stock into the 1,322,751 shares of the Company's common stock (see Note 20).

12.      MANDATORY REDEEMABLE COMMON STOCK

         During 1996, the Company sold 146,000 shares of mandatory redeemable common stock (purchased shares) and awarded 40,000 shares (awarded shares) of mandatory redeemable common stock to its then Chief Executive Officer. The 146,000 shares were sold at the then current fair market value of $8.75 per share. The vesting of the awarded shares could be, and was accelerated under the terms of the award and a compensation charge of $8.75 per share was recorded representing the fair market value of the shares on the date of issuance. During 1997, the redemption price was fixed at $9.90 per share, through an amendment to the employment agreement.

         On July 15, 2000, the outstanding shares of mandatory redeemable common stock were sold to an independent third party resulting in the expiration of the stock's redemption provision. The shares, accordingly, are reflected as additional paid-in capital as of December 31, 2000.

13.      STOCKHOLDERS' NOTES RECEIVABLE

         On August 30, 1999, stockholders of the Company approved the America Service Group Inc. 1999 Incentive Stock Plan (the "1999 Plan") to allow for the issuance of stock options, restricted stock, stock appreciation rights and for the purchase of shares of Common Stock and the extension of recourse loans to certain of the Company's key employees and outside directors to permit them to purchase such shares of Common Stock. There are 786,000 shares of Common Stock available under the 1999 Plan. The Company is permitted to make up to $1,300 in loans to fund the purchase of Common Stock pursuant to the 1999 Plan.

         During 1999, a total of $1,039 of loans bearing market interest rates and payable five years from the date of issuance were extended in order for certain Company employees and directors to purchase 72,895 shares of Common Stock. In connection with the purchase of the Common Stock, 225,657 non-incentive stock options and 63,171 incentive stock options were issued at fair market value on the date of grant. Both the non-incentive and incentive stock options issued expire ten years from date of grant, with the non-incentive stock options vesting pro rata over four years and the incentive stock options having a four-year cliff vesting.

         During 2000, the Company extended loans bearing market interest rates and payable five years from the date of issuance totaling $263 to certain members of management and directors to purchase 16,049 shares of Common Stock. In connection with such purchases, the Company issued 148,349 non-incentive stock options and 19,010 incentive stock options at fair market value at the date of grant with each option vesting ratably over a period of three to four years.

                           AMERICA SERVICE GROUP INC.

14.      STOCK OPTION PLANS

         In addition to the 1999 Incentive Stock Plan discussed in Note 13, the Company has an Incentive Stock Plan which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 1,483,000 shares of the Company's common stock. Awards and vesting periods under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options can not be less than the fair market value at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

The following is a summary of stock option activity under the Plans:

                                                                                                                     WEIGHTED
                                                                                                                     AVERAGE
                                                                                      OPTIONS       PRICE RANGE   EXERCISE PRICE
                                                                                    ---------      -------------  --------------
    Outstanding, December 31, 1998..............................................      818,000       4.50-- 14.44        10.12
      Granted...................................................................      587,000      13.00-- 14.81        13.99
      Exercised.................................................................      (54,000)      4.50-- 13.13         6.84
      Canceled..................................................................      (86,000)      9.69-- 14.44        13.06
                                                                                    ---------      -------------      -------
    Outstanding, December 31, 1999..............................................    1,265,000      $4.50--$14.81      $ 11.85
                                                                                    =========      =============      =======
      Granted...................................................................      449,000      13.81-- 20.00        17.15
      Exercised.................................................................     (274,000)      4.50-- 14.81         9.66
      Canceled..................................................................      (16,000)      9.50-- 15.63        12.37
                                                                                    ---------      -------------      -------
    Outstanding, December 31, 2000..............................................    1,424,000      $4.50--$20.00      $ 13.98
                                                                                    =========      =============      =======

         Total options available for future grants at December 31, 2000 and 1999, were 133,000 and 566,000, respectively.

         As of December 31, 2000, 503,000 options were exercisable under all plans. The Company has reserved 2,543,000 shares of common stock for options outstanding and for options which may be granted in the future.

                                    OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                            ------------------------------------                     ---------------------------------
                                               WEIGHTED AVERAGE                           NUMBER
         RANGE OF             OUTSTANDING          REMAINING       WEIGHTED AVERAGE   EXERCISABLE AT  WEIGHTED AVERAGE
      EXERCISE PRICES         AT 12/31/00      CONTRACTUAL LIVE     EXERCISE PRICE       12/31/00      EXERCISE PRICE
     ------------------     --------------    ------------------  -----------------  --------------- ----------------
       $4.50--  6.50               11,000             3.75            $  5.78              11,000          $  5.78
        8.69-- 11.19              315,000             7.52               9.67             226,000             9.55
       13.00-- 14.81              658,000             8.61              13.93             227,000            13.65
       15.00-- 20.00              440,000             8.69              17.35              39,000            15.63
      --------------            ---------                                                --------
       $4.50-- 20.00            1,424,000                                                 503,000
      ==============            =========                                                ========

         Options exercisable at December 31, 2000 had a weighted average exercise of $11.66.

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

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                           ---------------------
                                                                                             2000          1999
                                                                                           -------       -------
         Volatility....................................................................      0.5           0.5
         Interest rate.................................................................      6-7%          5-6%
         Expected life (years).........................................................        3             3
         Dividend yields...............................................................      0.0%          0.0%

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

                           AMERICA SERVICE GROUP INC.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                                2000                       1999                 1998
                                                         -------------------       -------------------   ------------------
                                                            AS        PRO             AS        PRO         AS        PRO
                                                         REPORTED    FORMA         REPORTED    FORMA     REPORTED    FORMA
                                                         --------   --------       --------   --------   --------   -------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income attributable to common
  shares .............................................   $ 7,807    $ 5,989        $ 2,328     $ 1,572   $ 5,724    $ 5,231
Income per common share:
  Basic ..............................................   $  1.86    $  1.49        $  0.64     $  0.44   $  1.61    $  1.47
  Diluted ............................................   $  1.40    $  1.03        $  0.60     $  0.41   $  1.57    $  1.44

         The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2000, 1999 and 1998 is $6.88, $5.43, and $4.26, respectively.

15.      NET INCOME PER SHARE

         The table below sets forth the computation of basic and diluted earnings per share as required by FASB Statement No. 128 for the three years in the period ended December 31, 2000.

                                                                      YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                2000           1999            1998
                                                            -----------     -----------     ----------
NUMERATOR:
Net Income .......................................          $     7,807     $     4,640     $    5,724
Redeemable Preferred Stock dividends .............                 (648)         (2,312)            --
                                                            -----------     -----------     ----------
Numerator for basic earnings per share--
  income available to common stockholders ........          $     7,159     $     2,328     $    5,724
                                                            ===========     ===========     ==========
DENOMINATOR:
Denominator for basic earnings per share--
  weighted average shares ........................            3,854,000       3,613,000      3,554,000
Effect of dilutive securities:
  Mandatory Redeemable Preferred Stock ...........            1,323,000              --             --
  Warrants .......................................               99,000          58,000             --
  Employee stock options .........................              311,000         206,000         99,000
                                                            -----------     -----------     ----------
Denominator for diluted earnings per share--
  adjusted weighted average shares and assumed
  conversions ....................................            5,587,000       3,877,000      3,653,000
                                                            ===========     ===========     ==========
Basic earnings per share .........................          $      1.86     $      0.64     $     1.61
                                                            ===========     ===========     ==========
Diluted earnings per share .......................          $      1.40     $      0.60     $     1.57
                                                            ===========     ===========     ==========

         During any given quarter for the years ended December 31, 2000, 1999, and 1998 there were no more than 398,000, 4,000 and 388,000 options, respectively, to purchase common stock with weighted average exercise prices of $14.97, $14.38 and $12.04, respectively, not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price for the period of the common shares and, therefore, the effect would be antidilutive. For the year ended December 31, 1999, the effect of converting 125,000 shares of preferred stock into 1,322,751 shares of common stock is not included in the compution of diluted earnings per share because the effect would be antidilutive.

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

                           AMERICA SERVICE GROUP INC.

16.      EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) Retirement Savings Plan (the "Plan") covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the plan a portion of their compensation. The Company matches such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on his or her years of participation. The Company recorded an expense of $889, $700 and $300 for the years ended December 31, 2000, 1999 and 1998, respectively, related to the matching contributions of the Plan.

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

17.      PROFESSIONAL AND GENERAL LIABILITY INSURANCE

         During the years ended December 31, 2000, 1999 and 1998, the Company maintained third party commercial insurance on a claims-made basis with primary limits of $1 million each occurrence and $3 million in the aggregate. In addition, the Company maintained excess liability insurance of $15 million for each claim and $15 million annual aggregate. Any liabilities in excess of the third-party insurance limits are assumed by the Company.

         The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued were $4,786 and $4,091 at December 31, 2000 and 1999, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2000 represent management's best estimate of the amounts necessary to discharge the Company's obligations.

18.      COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases office space and equipment under certain noncancelable operating leases.

         In connection with the MedPartners Settlement Agreement, the Company closed its regional offices in Atlanta, Georgia, and Newark, Delaware and assigned future lease payments to MedPartners.

         Future minimum annual lease payments at December 31, 2000 are as follows:

                YEAR ENDING DECEMBER 31:
                  2001..............................................................................   $ 1,167
                  2002..............................................................................       962
                  2003..............................................................................       637
                  2004..............................................................................       237
                  2005..............................................................................       217
                  Thereafter........................................................................       630
                                                                                                       -------
                                                                                                       $ 3,850
                                                                                                       =======

         Rental expense under operating leases was $1,612, $1,200 and $400 for the years ended December 2000, 1999 and 1998, respectively.

                           AMERICA SERVICE GROUP INC.

Catastrophic Limits

         Many of the Company's contracts require reimbursement to the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or AIDS-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company's operations. The Company maintains insurance from an unaffiliated insurer for contracts that do not contain catastrophic protection for hospitalization amounts in excess of $125 per inmate through September 1998 and $200 per inmate thereafter. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which are significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

Litigation and Claims

         The Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2000 and 1999. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

19.      MAJOR CUSTOMERS AND GEOGRAPHICAL CONCENTRATIONS

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

                                                            YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------
                                             2000                     1999                     1998
                                    ----------------------    ---------------------    ---------------------
                                     REVENUE      PERCENT      REVENUE     PERCENT      REVENUE     PERCENT
                                    ---------    ---------    ---------   ---------    ---------   ---------
State of Pennsylvania ...            $45,478       11.9%       $20,036       7.3%       $    --        0.0%
State of Maryland .......             31,654        8.3             --       0.0             --        0.0
State of Indiana ........             26,996        7.1         24,804       9.1         23,968       21.2
City of Philadelphia ....             22,260        5.8         10,174       3.7         17,966       15.9
State of Kansas .........             21,434        5.6         20,450       7.5         19,223       17.0
County of Alameda .......             11,507        3.0         12,499       4.9         12,122       10.7

         Estimated credit losses associated with the receivables are provided for in the consolidated financial statements.

20.      SUBSEQUENT EVENTS

         The Company's shareholder agreement with the holders of the Preferred Stock includes market price provisions which, if met, provide the Company the right to force conversion of the Preferred Stock into shares of Common Stock. On January 4, 2001, the market price of the Company's Common Stock exceeded 225% of the initial conversion price ($9.45 per share) for 45 consecutive Trading Days triggering the Company's ability to force conversion of the Preferred Stock into a number of shares of Common Stock as is determined by dividing $100,000 by the conversion price ($9.45). The holders of the Preferred Stock converted all 125,000 shares of Preferred Stock into 1,322,751 shares of the Company's Common Stock on February 5, 2001 resulting in amortization of the remaining preferred stock discounts.