Form 10-Q
period 2001-03-31
AMERICA SERVICE GROUP INC /DE
filed 2001-05-14
CIK 877476

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

                    FOR THE FISCAL QUARTER ENDED MARCH 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    There were 5,417,790 shares of Common Stock outstanding as of May 11, 2001.

================================================================================

                           AMERICA SERVICE GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 .............   3
  Condensed Consolidated Income Statements for the three months ended March 31, 2001
    and March 31, 2000 ......................................................................   4
  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001
    and March 31, 2000 ......................................................................   5
  Notes to Condensed Consolidated Financial Statements ......................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ..........................................................................   8

PART II. OTHER INFORMATION

Item 5: Other Information ...................................................................  10
Item 6: Exhibits and Reports on Form 8-K ....................................................  10
Signature page ..............................................................................  11
Index to exhibits ...........................................................................  12

                                     PART I:

                              FINANCIAL INFORMATION


                           AMERICA SERVICE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2001         2000
                                                              ----------------------
                                                             (AMOUNTS SHOWN IN 000'S)
                              ASSETS

Current assets:
  Cash and cash equivalents ...............................   $     424    $     256
  Accounts receivable: healthcare and other, less allowance
     for doubtful accounts ................................      73,369       64,053
  Prepaid expenses and other current assets ...............      10,810        8,924
  Current deferred taxes ..................................       1,426        1,143
                                                              ----------------------
          Total current assets ............................      86,029       74,376
Property and equipment, net ...............................       8,695        8,651
Deferred taxes ............................................          --           --
Goodwill, net .............................................      60,617       61,358
Contracts, net ............................................      13,776       14,002
Other intangible assets, net ..............................       1,977        1,925
Other assets ..............................................         976        1,090
                                                              ----------------------
                                                              $ 172,070    $ 161,402
                                                              ======================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................   $  23,876    $  21,664
  Accrued expenses ........................................      46,462       37,139
                                                              ----------------------
          Total current liabilities .......................      70,338       58,803
Noncurrent portion of accrued expenses ....................       4,341        3,680
Deferred taxes ............................................         757          757
Long-term debt ............................................      53,000       56,800
Commitments and contingencies
Mandatory redeemable preferred stock ......................          --       12,397
Common stock ..............................................          54           41
Additional paid in capital ................................      31,170       18,259
Stockholders' notes receivable ............................      (1,400)      (1,384)
Accumulated other comprehensive income ....................        (414)          --
Retained earnings .........................................      14,224       12,049
                                                              ----------------------
          Total liabilities and stockholders' equity ......   $ 172,070    $ 161,402
                                                              ======================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                QUARTER ENDED MARCH 31,
                                                  2001          2000
                                               ------------------------
                                           (AMOUNTS SHOWN IN 000'S EXCEPT
                                            SHARE AND PER SHARE AMOUNTS)
Healthcare revenue .........................   $  137,941   $    76,169
Healthcare expenses ........................      126,598        68,626
                                               ------------------------
Gross margin ...............................       11,343         7,543
Selling, general and administrative expenses        4,142         3,241
Depreciation and amortization ..............        1,983           977
                                               ------------------------
Income from operations .....................        5,218         3,325
Net interest expense .......................        1,288          (498)
                                               ------------------------
Income before taxes ........................        3,930         2,827
Provision for income taxes .................        1,592         1,132
                                               ------------------------
Net income .................................        2,338         1,695
Preferred stock dividends ..................          163           163
                                               ------------------------
Net income attributable to common shares ...   $    2,175   $     1,532
                                               ========================
Net income per common share:
  Basic ....................................   $     0.44   $      0.41
                                               ========================
  Diluted ..................................   $     0.40   $      0.32
                                               ========================
Weighed average shares outstanding:
  Basic ....................................    4,887,000     3,726,000
                                               ========================
  Diluted ..................................    5,913,000     5,346,000
                                               ========================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      QUARTER ENDED MARCH 31,
                                                         2001        2000
                                                        -------------------
                                                     (AMOUNTS SHOWN IN 000'S)
Operating activities:
Net income ..........................................   $ 2,338    $  1,695
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization .....................     1,983         977
  Amortization of deferred financing costs ..........        95          33
  Interest on stockholders' notes receivable ........       (16)        (15)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable ............................    (9,317)        614
     Prepaid expenses and other current assets ......    (1,886)       (245)
     Other assets ...................................      (148)         (9)
     Accounts payable ...............................     2,212       2,137
     Accrued expenses ...............................     9,038      (2,243)
                                                        -------------------
Net cash provided by operating activities ...........     4,299       2,944
Investing activities:
Cash paid for acquisitions, net of cash acquired ....        --     (14,194)
Capital expenditures ................................      (694)       (450)
                                                        -------------------
Net cash used in investing activities ...............      (694)    (14,644)
Financing activities:
Proceeds from long-term debt ........................     3,500      14,094
Payments on long-term debt ..........................    (7,300)     (2,394)
Payment of mandatory redeemable preferred stock
  dividends .........................................       (61)         --
Exercise of stock options ...........................       424           7
                                                        -------------------
Net cash (used in) provided by financing activities .    (3,437)     11,707
Net increase in cash and cash equivalents ...........       168           7
Cash and cash equivalents, beginning of period ......       256         444
                                                        -------------------
Cash and cash equivalents, end of period ............   $   424    $    451
                                                        ===================

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.  BASIS OF PRESENTATION

    The interim condensed consolidated financial statements as of March 31, 2001 and for the quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the three months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2000.

2.  ACQUISITIONS

    On September 20, 2000, the Company, through its wholly-owned subsidiary Secure Pharmacy Plus, Inc. ("SPP"), completed the purchase of certain assets of the correctional pharmacy division of Bergen Brunswig Corporation. The cash purchase price of $7.9 million was financed under the Company's syndicated credit facility. SPP is the largest correctional pharmacy company in the United States servicing over 300,000 inmates in forty-one states. SPP's sales to the Company are eliminated in consolidation. The Company accounted for the acquisition using the purchase method of accounting.

    On June 1, 2000, the Company acquired the stock of Correctional Health Services, Inc. ("CHS") for $16.7 million in cash, net of cash acquired. The purchase price was financed by advances pursuant to the Company's then existing Senior Credit Facility, which was increased in connection with the acquisition. CHS, with headquarters in Verona, New Jersey, services nineteen contracts providing health care services to approximately 12,000 inmates.

    On March 29, 2000, the Company acquired the Pennsylvania and New York operations of Correctional Physician Services, Inc. ("CPS") for $14 million in cash financed under the Company's then existing Senior Credit Facility. CPS assigned its contracts for the Eastern Region of the Pennsylvania Department of Corrections and the Yonkers Region of the New York Department of Correctional Services to the Company. Combined, the acquired Pennsylvania and New York operations of CPS provide health care services to approximately 21,000 inmates.

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. The Company currently maintains four interest collar agreements with three of its syndicate banks for a notional amount of $30 million. The collar agreements, which expire between May 2001 and May 2003 qualify as cash flow hedges under SFAS 133.

    On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212,000, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption. During the three months ended March 31, 2001, the decrease in fair value of the collar agreements of approximately $202,000, net of tax, was recognized through other comprehensive income as the intrinsic change in fair market value during the period. The hedges were fully effective as of March 31, 2001. At March 31, 2001, the fair value of the interest rate collar agreements was a liability of $695,000. The Company's collar agreements are maintained for interest rate protection purposes only, pursuant to a provision of its credit facility.

4. COMPREHENSIVE INCOME

    The components of comprehensive income, net of related taxes, is as follows (in thousands):

                                                       Quarter ended
                                                       March 31, 2001
                                                       --------------
         Net income ......................................  $2,338
         Cumulative effect of change in accounting
           principle, fair value of cash flow hedges ......   (212)
         Net change in fair value of cash flow hedges ....    (202)
                                                            ------
         Other comprehensive income ......................    (414)
                                                            ------
         Comprehensive income ............................  $1,924
                                                            ======

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

    This quarterly report on Form 10-Q contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, discussions of the Company's business strategy and expectations concerning the Company's position in the industry, future operations, margins, profitability, liquidity and capital resources. All these forward-looking statements are based on estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements and estimates. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") under the heading "Item 1. Business -- Cautionary Statements," which cautionary statements are hereby incorporated herein by reference. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the 2000 Form 10-K. In light of these and other uncertainties, the inclusion of forward-looking statements herein or in any statement made by the Company should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

GENERAL

    The financial statements of the Company include the operations of SPP, CHS and CPS since the dates of the consummation of such acquisitions: September 20, 2000, June 1, 2000, and March 30, 2000, respectively. The CHS and CPS acquisitions increased the Company's number of contracts served by 21 and increased the Company's presence in key geographic regions. The SPP acquisition enables the Company to better manage its pharmacy costs and provides the Company a vehicle through which to diversify its presence in the correctional health care industry.

RESULTS OF OPERATIONS

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

    Healthcare revenue for the quarter ended March 2001 increased to $137.9 million from $76.2 million in the first quarter 2000. The $61.7 million increase is attributable to the acquisitions of CPS, CHS and SPP (collectively the "acquisitions"), an increase in inmate population, pricing adjustments of existing contracts and net new business. Revenue from the 2000 acquisitions was $28.1 million, existing contract revenues increased $6.6 million and net new business represented a net $27.0 million increase in revenue during the first quarter of 2001 as compared to the first quarter of 2000.

    Healthcare expenses during the first quarter 2001 were $126.6 million or 91.8% of revenue versus $68.6 million or 90.1% of revenue for the same period in 2000. The $58 million increase is mainly attributable to the acquisitions and net new business. The increase in the percentage of healthcare expenses to healthcare revenue for the first quarter 2001 is due primarily to lower contract margins associated with the Company's contract with the New York City Health and Hospitals Corporation ("Rikers Island") and SPP operations, which are subject to lower risk than most other contracts.

    Selling, general and administrative expenses for the quarter ended March 2001 increased $.9 million as compared to the quarter ended March 2000. As a percent of revenue, selling, general and administrative expenses were 3.0% for the quarter ended March 2001 versus 4.3% for the same period in 2000. The percentage decrease demonstrates the leverage on selling, general and administrative expense provided by revenue growth under the Company's business model.

    Depreciation and amortization expense for the quarter ended March 2001 was $2.0 million versus $1.0 million for the same period in 2000. The increase of $1.0 million is mainly due to the amortization of the intangible assets associated with the acquisitions.

    Net interest expense of $1.3 million for the quarter ended March 2001 increased $.8 million from the same period in 2000. The increase is related to the $39 million of incremental debt incurred to finance the acquisitions, a portion of which was repaid during 2000.

    Income taxes for the quarter ended March 2001 were $1.6 million, which equates to a 40.5% effective tax rate. Preferred stock dividends of $.2 million for the quarter ended March 2001 relate to the 5% dividend rate on the $12.5 million of Series A Convertible Preferred Stock, which were converted to common stock on February 5, 2001, and the accretion of the remaining unamortized discount on the preferred stock.

 LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities during the quarter ended March 2001 was $4.3 million compared to cash provided by operations of $2.9 million for the comparable 2000 period. This increase is due to the Company's increased profitability during the first quarter 2001 and the implementation of various cash management strategies. The Company's working capital is $15.7 million as of March 31, 2001, which is comparable to working capital of $15.5 million as of December 31, 2000.

    On August 2, 2000, the Company entered into a $65 million senior secured credit facility syndicated with three banks with Bank of America, N.A. serving as administrative agent. The credit facility is available through July 2003 and will help position the Company to meet its future growth objectives.

    The Company's cash and cash equivalents as of March 31, 2001 of $.4 million is comparable to the cash and cash equivalents at December 31, 2000 of $.3 million. Management believes that the current levels of cash, when coupled with internally generated funds and the remaining availability of $12 million under its current credit facility are sufficient to meet the Company's foreseeable cash needs and anticipated contract renewal activity. Given the previous availability of unused lines of credit, the Company believes that it may have additional borrowing capacity from one or more of its syndicate banks.

    On February 5, 2001, the Company completed the conversion of 125,000 shares of Series A Convertible Preferred Stock, having an aggregate liquidation preference of $12.5 million into 1,322,751 shares of common stock. The Company registered the shares of common stock issued upon the conversion of the preferred stock.

                                    PART II:

                                OTHER INFORMATION

ITEM 5. -- OTHER INFORMATION

    On April 25, 2001, the Company issued a press release discussing its first quarter 2001 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

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

11.1  --  Statement re-computation of per share earnings.

99.1  --  March 2001 Earnings Release.

99.2  --  Press Release dated February 7, 2001, announcing the Conversion of
          Preferred Stock to Common Stock are incorporated herein by reference to the Company's Current Report on Form 8-K, filed February 7, 2001,
          Commission File No. 0-23340.

    (B) Reports on Form 8-K

        1. On February 7, 2001, the Company filed a Form 8-K under Item 5 announcing the conversion of all outstanding shares of its Series A Convertible Preferred Stock to Common Stock.

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


                                    AMERICA SERVICE GROUP INC.



                                                /s/ MICHAEL CATALANO
                                    --------------------------------------------
                                                   Michael Catalano
                                    Chairman, President & Chief Executive
                                    Officer



                                               /s/ S. WALKER  CHOPPIN
                                    --------------------------------------------
                                                 S. Walker Choppin
                                    Senior Vice President & Chief Financial
                                    Officer

Dated: May 14, 2001

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------

    11.1      -- Statement re-computation of per share earnings

    99.1      -- March 2001 Earnings Release