Form 10-Q
period 2001-06-30
AMERICA SERVICE GROUP INC /DE
filed 2001-08-14
CIK 877476

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

                    FOR THE FISCAL QUARTER ENDED JUNE 30, 2001

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

                          105 WESTPARK DRIVE, SUITE 200
                           BRENTWOOD, TENNESSEE 37027
              (Address and zip code of principal executive office)

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

         There were 5,428,055 shares of Common Stock outstanding as of August 2, 2001.

                           AMERICA SERVICE GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------
      PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.......................          3
        Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2001
          and June 30, 2000...................................................................................          4
        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001
          and June 30, 2000...................................................................................          5
        Notes to Condensed Consolidated Financial Statements..................................................          6
      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........          8

      PART II. OTHER INFORMATION

      Item 4. Submission of Matter to a Vote of Security Holders..............................................         11
      Item 5: Other Information...............................................................................         11
      Item 6: Exhibits and Reports on Form 8-K................................................................         11
      Signature page..........................................................................................         12
      Index to exhibits.......................................................................................         13

                                     ITEM I:

                              FINANCIAL STATEMENTS

                           AMERICA SERVICE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,         DECEMBER 31,
                                                                         2001              2000
                                                                       ---------        ------------
                                                                          (AMOUNTS SHOWN IN 000'S)
                             ASSETS
Current assets:
  Cash and cash equivalents ...................................        $      52         $     256
  Accounts receivable, healthcare and other less allowances ...           74,395            64,053
  Prepaid expenses and other current assets ...................           13,545             8,924
  Current deferred taxes ......................................            4,969             1,143
                                                                       ---------         ---------
          Total current assets ................................           92,961            74,376
Property and equipment, net ...................................            8,659             8,651
Deferred taxes ................................................            5,213                --
Goodwill, net .................................................           46,307            61,358
Contracts, net ................................................           13,622            14,002
Other intangible assets, net ..................................            1,783             1,925
Other assets ..................................................              902             1,090
                                                                       ---------         ---------
                                                                       $ 169,447         $ 161,402
                                                                       =========         =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................        $  26,355         $  21,664
  Medical claims liability ....................................           17,471            11,285
  Accrued expenses ............................................           35,938            25,854
  Long-term debt classified as current pending executed
    amendment to the credit facility (SEE FOOTNOTE 5)..........           58,780                --
                                                                       ---------         ---------
          Total current liabilities ...........................          138,544            58,803
Noncurrent portion of accrued expenses ........................            4,712             3,680
Deferred taxes ................................................              757               757
Long-term debt ................................................               --            56,800
Commitments and contingencies
Mandatory redeemable preferred stock ..........................               --            12,397
Common stock ..................................................               54                41
Additional paid in capital ....................................           31,324            18,259
Stockholders' notes receivable ................................           (1,343)           (1,384)
Accumulated other comprehensive income ........................             (445)               --
Retained (deficit) earnings ...................................           (4,156)           12,049
                                                                       ---------         ---------
          Total liabilities and stockholders' equity ..........        $ 169,447         $ 161,402
                                                                       =========         =========

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                                2001              2000                2001               2000
                                                            -----------        -----------        -----------        -----------
                                                                 (Amounts shown in 000's except share and per share amounts)
Healthcare revenue ..................................       $   140,779        $    89,449        $   278,720        $   165,618
Healthcare expenses .................................           146,711             80,964            273,309            149,590
                                                            -----------        -----------        -----------        -----------
Gross margin ........................................            (5,932)             8,485              5,411             16,028
Selling, general and administrative expenses ........             7,251              3,169             11,393              6,410
Impairment of long-lived assets .....................            13,236                 --             13,236                 --
Depreciation and amortization .......................             1,960              1,403              3,943              2,348
                                                            -----------        -----------        -----------        -----------
Income (loss) from operations .......................           (28,379)             3,913            (23,161)             7,270
Interest, net .......................................            (1,237)              (891)            (2,525)            (1,421)
                                                            -----------        -----------        -----------        -----------
Income (loss) before taxes (benefit) ................           (29,616)             3,022            (25,686)             5,849
Provision for income taxes (benefit) ................           (11,237)             1,207             (9,645)             2,339
                                                            -----------        -----------        -----------        -----------
Net income (loss) ...................................           (18,379)             1,815            (16,041)             3,510
Preferred stock dividends ...........................                --               (161)              (163)              (324)
                                                            -----------        -----------        -----------        -----------
Net income (loss) attributable to common shares .....       $   (18,379)       $     1,654        $   (16,204)       $     3,186
                                                            ===========        ===========        ===========        ===========
Net income (loss) per common share:
  Basic .............................................       $     (3.39)       $      0.44        $     (3.14)       $      0.85
                                                            ===========        ===========        ===========        ===========
  Diluted ...........................................       $     (3.39)       $      0.33        $     (3.14)       $      0.65
                                                            ===========        ===========        ===========        ===========
Weighed average shares outstanding:
  Basic .............................................         5,420,000          3,737,000          5,153,000          3,732,000
                                                            ===========        ===========        ===========        ===========
  Diluted ...........................................         5,420,000          5,510,000          5,153,000          5,428,000
                                                            ===========        ===========        ===========        ===========

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                     2001             2000
                                                                   --------         --------
                                                                    (AMOUNTS SHOWN IN 000'S)
Operating activities:
Net income (loss) ..............................................   $(16,041)        $  3,510
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ................................      3,943            2,348
  Amortization of deferred financing costs .....................        190               65
  Impairment of long-lived assets ..............................     13,236               --
  Deferred income taxes.........................................     (8,736)              --
  Accretion of mandatory redeemable preferred stock discount ...         --               11
  Interest on stockholders' notes receivable ...................        (40)             (30)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable .......................................     (5,463)          (4,803)
     Prepaid expenses and other current assets .................     (9,501)             (60)
     Other assets ..............................................        (27)              42
     Accounts payable ..........................................      4,691            8,313
     Accrued expenses ..........................................     16,303           (2,300)
                                                                   --------         --------
Net cash provided by (used in) operating activities ............     (1,445)           7,096
Investing activities:
Cash paid for acquisitions, net of cash acquired ...............         --          (30,757)
Capital expenditures ...........................................     (1,337)          (1,112)
                                                                   --------         --------
Net cash used in investing activities ..........................     (1,337)         (31,869)
Financing activities:
Proceeds from current portion of long-term debt ................     17,780           31,095
Payments on current portion of long-term debt ..................    (15,800)          (5,394)
Payment of deferred financing costs ............................         --             (347)
Proceeds from stockholder note receivable ......................         81               --
Payment of mandatory redeemable preferred stock dividends ......        (61)            (324)
Common stock issued under Employee Stock Purchase Plan .........         --              275
Exercise of stock options ......................................        578              310
                                                                   --------         --------
Net cash provided by financing activities ......................      2,578           25,615
Net increase (decrease) in cash and cash equivalents ...........       (204)             842
Cash and cash equivalents, beginning of period .................        256              444
                                                                   --------         --------
Cash and cash equivalents, end of period .......................   $     52         $  1,286
                                                                   ========         ========

            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1. BASIS OF PRESENTATION

         The interim condensed consolidated financial statements as of June 30, 2001 and for the quarter and six months then ended are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter and six months presented. The results of operations for the quarter and six months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2000.

2. ACQUISITIONS

         On September 20, 2000, the Company, through its wholly-owned subsidiary Secure Pharmacy Plus, Inc. ("SPP"), completed the purchase of the assets of the correctional pharmacy division of Bergen Brunswig Corporation. The cash purchase price of $7.9 million was financed under the Company's syndicated credit facility. SPP is the largest correctional pharmacy company in the United States servicing over 300,000 inmates in forty-one states. SPP's sales to the Company are eliminated in consolidation. The Company accounted for the acquisition using the purchase method of accounting.

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

3. IMPAIRMENT OF LONG-LIVED ASSETS

         During the second quarter, the Company was notified that another vendor had been selected to negotiate a contract to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company's contract on December 31, 2002. The Company also anticipates that it will cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company's contract on May 31, 2002 as the healthcare services are to be assumed by the client. Given these factors, in accordance with FAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recorded a non-cash impairment charge of $13.2 million ($8.3 million net of tax) during the second quarter of 2001 representing the excess net goodwill recorded in connection with the aforementioned acquisition of CPS over the fair value of the two contracts. The Company estimated the fair value of the contracts by calculating the net present value of estimated cash flows during the remaining term of the contracts adjusted for certain other factors.

4. CHANGES IN ACCOUNTING ESTIMATES

         During the second quarter of 2001, the Company recorded change in accounting estimate charges of approximately $6 million ($3.7 million net of tax) to strengthen medical claims reserves due to adverse development of prior years' medical claims and $1.7 million ($1.1 million net of tax) for legal and malpractice insurance liabilities. The charge for medical claims reserve strengthening was primarily the result of updated information that showed actual utilization and cost data for inpatient and outpatient services were higher than historical levels upon which the original estimate was based. The charge for legal and malpractice insurance exposures primarily relates to liquidity issues of certain insurance carriers who provided coverage to the Company from 1992-1997.

5. BANKING ARRANGEMENTS

         As a result of the charges referred to in the preceding footnotes, the Company obtained a waiver relating to compliance with certain financial covenants contained in its $65 million senior secured credit facility (the "credit facility") dated August 2, 2000. However, the waiver will expire unless the Company and the syndicate banks have entered into an amendment to the credit facility by September 20, 2001.

         In the accompanying financial statements, the Company classified the principal amount outstanding under the credit facility as a current liability. Such classification is required because, absent the amendment referred to in the previous paragraph, the current waiver will expire and indebtedness outstanding pursuant to the credit facility may be called by the syndicate banks.

         The Company has negotiated the form of an amendment to the credit facility pursuant to which amounts available to the Company would be based upon varying percentages of accounts receivable and inventory. Total availability, however, would remain at $65 million until the first of three $5 million reductions in availability that occur on December 31, 2001, June 30, 2002, and December 31, 2002, respectively. Certain financial covenants would be modified and other financial covenants added through the quarter ending September 30, 2002. Interest rates under the amendment would remain based upon the Company's ratio of total debt to earnings before interest, taxes, and depreciation and amortization. However, the range of interest rates would change from LIBOR plus 1.5% to 2.75% under the previous credit facility to LIBOR plus 1.75% to 3.5% under the amended credit facility.

         The Administrative Agent under the credit facility has approved the amendment and has recommended that the other three syndicate banks participating in the credit facility do so. One of such syndicate banks has approved the amendment as of the date of this Quarterly Report on 10-Q. The amendment will become effective upon its approval by one of the two remaining syndicate banks, which the Company expects to receive within the next week.

         Upon receipt of the executed amendment, the Company intends to issue a press release announcing the effectiveness of the amendment and to re-release its financial statements for the quarter ended June 30, 2001, to reflect the reclassification of the indebtedness outstanding pursuant to the credit facility as long-term indebtedness.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. The Company currently maintains three interest collar agreements with three of its syndicate banks for a notional amount of $24 million. The collar agreements, which expire between October 2002 and May 2003, qualify as cash flow hedges under SFAS 133.

         On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212,000, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption. During the six months ended June 30, 2001, the decrease in fair value of the collar agreements of approximately $233,000, net of tax, was recognized through other comprehensive income as the intrinsic change in fair market value during the period. At June 30, 2001, the fair value of the interest rate collar agreements was a liability of $748,000. The Company's collar agreements are maintained for interest rate protection purposes only, pursuant to a provision of its credit facility.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1.5 million per year ($.25 per share). During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

         Healthcare revenue for the quarter ended June 2001 increased to $140.8 million from $89.4 million in the second quarter 2000. The $51.4 million increase is attributable to the acquisitions of CHS and SPP, an increase in inmate population, pricing adjustments of existing contracts and net new business. The increase in revenue relative to the CHS and SPP acquisitions was $17.2 million, existing contract revenues increased $7.8 million and net new business represented a $26.4 million increase in revenue during the second quarter of 2001 as compared to the second quarter of 2000.

         Healthcare expenses during the second quarter 2001 were $146.7 million or 104.2% of revenue versus $81.0 million or 90.5% of revenue for the same period in 2000. The $65.7 million increase is mainly attributable to the CHS and SPP acquisitions and net new business. Also, changes in accounting estimates of $6.0 million were recorded for strengthening of the medical claims reserves for prior periods due primarily to adverse development of claims payments and $.4 million of other charges. Exclusive of the changes in accounting estimates and other charges, healthcare expenses as a percent of revenue for the second quarter 2001 were 99.7%. This 9.2% increase from prior year quarter relates primarily to strengthening of current year medical claims reserves and increased costs for pharmacy, salaries and off-site utilization. Additionally, the Company's contract with the New York City Health and Hospitals Corporation ("Rikers Island") and its SPP operations generate lower margins than its other corrections business as they are lower risk contracts.

         Selling, general and administrative expenses for the quarter ended June 2001 increased $4.1 million as compared to the quarter ended June 2000. As a percent of revenue, selling, general and administrative expenses were 5.2% for the quarter ended June 2001 versus 3.5% for the same period in 2000. Exclusive of changes in accounting estimates for legal and malpractice insurance liabilities of $1.3 million and the expensing of continuing transaction costs related to certain strategic initiatives of $1.3 million, selling, general and administrative expenses as a percent of revenue were 3.3% for the quarter ended June 2001.

         Depreciation and amortization expense for the quarter ended June 2001 was $2.0 million versus $1.4 million for the same period in 2000. The increase of $.6 million is mainly due to the amortization of the intangible assets associated with the CHS and SPP acquisitions.

         Net interest expense of $1.2 million for the quarter ended June 2001 increased $.3 million from the same period in 2000. The increase is related to the $25 million of incremental debt incurred to finance the CHS and SPP acquisitions, a portion of which was repaid subsequent to the acquisitions.

         The income tax benefit for the quarter ended June 2001 was $11.2 million, which equates to a 38% effective tax rate. Preferred stock dividends of $.2 million for the quarter ended June 2000 relate to the 5% dividend rate on the $12.5 million of Series A Convertible Preferred Stock, which were converted to common stock on February 5, 2001.

SIX MONTHS ENDED JUNE 2001 COMPARED TO SIX MONTHS ENDED JUNE 2000

         Healthcare revenues for the six months ended June 2001 increased to $278.7 million from $165.6 million for the six months ended June 2000. The $113.1 million increase is attributable to the acquisitions of CPS, CHS and SPP (collectively the "2000 acquisitions"), an increase in inmate population, pricing adjustments of existing contracts and net new business. The increase in revenue relative to the 2000 acquisitions was $45.3 million, existing contract revenues increased $15.7 million and net new business represented a net $52.1 million increase in revenue during the six months ended June 2001 as compared to the six months ended June 2000.

         Healthcare expenses during the six months ended June 2001 were $273.3 million or 98.1% of revenue versus $149.6 million or 90.3% of revenue for the same period in 2000. The $123.7 million increase is mainly attributable to the 2000 acquisitions and net new business. Exclusive of the changes in accounting estimates and other charges recorded during the second quarter 2001 of $6.4 million, healthcare expenses as a percent of revenue for the six months ended June 2001 was 95.8%. This 5.5% increase from the prior year relates primarily to strengthening of current year medical claims reserves and increased costs for pharmacy, salaries and off-site utilization. Additionally, the Company's contract with the New York City Health and Hospitals Corporation ("Rikers Island") and its SPP operations generate lower margins than its other corrections business but also reduce the Company's risk.

         Selling, general and administrative expenses for the six months ended June 2001 increased $5.0 million as compared to the six months ended June 2000. As a percent of revenue, selling, general and administrative expenses were 4.1% for the six months ended June 2001 versus 3.9% for the same period in 2000. Exclusive of changes in accounting estimates for legal and malpractice insurance liabilities of $1.3 million and the expensing of continuing transaction costs related to certain strategic initiatives of $1.3 million, selling, general and administrative expenses as a percent of revenue were 3.2% for the six months ended June 2001. The decrease from 4.1% to 3.2% reflects the Company's ability to effectively leverage its selling, general and administrative expenses through its acquisition and revenue growth model.

         Depreciation and amortization expense for the six months ended June 2001 was $3.9 million versus $2.3 million for the same period in 2000. The increase of $1.6 million is mainly due to the amortization of the intangible assets associated with the 2000 acquisitions.

         Net interest expense of $2.5 million for the six months ended June 2001 increased $1.1 million from the same period in 2000. The increase is related to the $37 million of incremental debt incurred to finance the 2000 acquisitions, a portion of which was subsequently repaid.

    The income tax benefit for the six months ended June 2001 was $9.6 million, which equates to a 37.5% effective tax rate. Preferred stock dividends of $.3 million for the six months ended June 2001 relate to the 5% dividend rate on the $12.5 million of Series A Convertible Preferred Stock, which was converted to common stock on February 5, 2001, and the accretion of the remaining unamortized discount on the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities during the quarter ended June 2001 was a net use of $5.7 million compared to cash provided by operations of $4.2 million for the comparable 2000 period. This decrease is due primarily to the Company's operating loss during the second quarter 2001. The Company's working capital is $(45.6) million as of June 30, 2001, reflecting the reclassification of the indebtedness outstanding pursuant to the credit facility as a current liability under the circumstances described in Footnote 5 to the accompanying financial statements.

         As noted in Footnote 5 to the accompanying financial statements, the Company has negotiated the form of an amendment to the credit facility. The Administrative Agent under the credit facility has approved the amendment and has recommended that the other three syndicate banks participating in the credit facility do so. One of such syndicate banks has approved the amendment as of the date of this Quarterly Report on Form 10-Q. The amendment will become effective upon its approval by one of the two remaining banks. The Company expects to receive final approval within the next week. Management believes that amounts available under the amended credit facility will be sufficient to meet the Company's foreseeable cash needs and anticipated contract renewal activity.

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

                                    PART II:

                                OTHER INFORMATION

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders, held June 6, 2001, the stockholders of the Company voted to elect the Company's Board of Directors:
Michael Catalano, Chairman, President and Chief Executive Officer (4,788,179 affirmative votes and 3,000 votes withheld); William D. Eberle (4,788,179 affirmative votes and 3,000 votes withheld); Burton C. Einspruch (4,773,075 affirmative votes and 18,104 votes withheld); Carol R. Goldberg (4,791,179 affirmative votes); David A. Freeman (4,788,179 affirmative votes and 3,000 votes withheld); Jeffrey L. McWaters (4,497,504 affirmative votes and 293,675 votes withheld); Richard M. Mastaler (4,788,179 affirmative votes and 3,000 votes withheld); Richard D. Wright (4,788,179 affirmative votes and 3,000 votes withheld).

ITEM 5. -- OTHER INFORMATION

         On July 26, 2001, the Company issued a press release discussing its second quarter 2001 operating performance. A copy of such press release is attached hereto as Exhibit 99.1 and is hereby incorporated herein by reference.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

3.1     --     Amended and Restated Certificate of Incorporation of America Service Group Inc.
               (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on
               Form S-1, Registration No. 33-43306, as amended).

3.2     --     Amended and Restated By-Laws of America Service Group Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

4.1     --     Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the
               Registrant's Registration Statement on Form S-1, Registration No. 33-43306).

10.1    --     Waiver No. 1, dated July 25, 2001, to Amended and Restated Credit Agreement,
               dated as of August 1, 2000.

11.1    --     Statement regarding computation of per share earnings.

99.1    --     June 2001 Earnings Release.

99.2    --     Press Release dated February 7, 2001, announcing the Conversion of Preferred Stock to Common Stock (incorporated herein by reference to the Company's Current Report on Form 8-K, filed
               February 7, 2001, Commission File No. 0-23340).

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



                                 AMERICA SERVICE GROUP INC.



                                  /s/ MICHAEL  CATALANO
                                 -----------------------------------------------
                                                Michael Catalano
                                 Chairman, President & Chief Executive Officer



                                  /s/ S. WALKER CHOPPIN
                                 -----------------------------------------------
                                               S. Walker Choppin
                                 Senior Vice President & Chief Financial Officer


Dated: August 14, 2001

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1      --    Waiver No. 1, dated July 25, 2001, to Amended and Restated
                 Credit Agreement, dated as of August 1, 2000.

 11.1      --    Statement re-computation of per share earnings

 99.1      --    June 2001 Earnings Release