Form 10-Q
period 2001-09-30
AMERICA SERVICE GROUP INC /DE
filed 2001-11-14
CIK 877476

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

                    FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    There were 5,428,055 shares of Common Stock outstanding as of November 2, 2001.

================================================================================

                           AMERICA SERVICE GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ...................    3

Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2001
   and September 30, 2000 ..............................................................................    4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001
   and September 30, 2000 ..............................................................................    5

Notes to Condensed Consolidated Financial Statements ...................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..........    8


PART II. OTHER INFORMATION

Item 5: Other Information ..............................................................................   11

Item 6: Exhibits and Reports on Form 8-K ...............................................................   11

Signature page .........................................................................................   13

Index to exhibits ......................................................................................   14

                                     PART I:

                              FINANCIAL INFORMATION

                           AMERICA SERVICE GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                                ---------      ---------
                                                                (AMOUNTS SHOWN IN 000'S)
                                     ASSETS

Current assets:
  Cash and cash equivalents ...............................     $   1,598      $     256
  Accounts receivable, healthcare and other less allowances        80,722         64,053
  Prepaid expenses and other current assets ...............        14,164          8,924
  Current deferred taxes ..................................         2,303          1,143
                                                                ------------------------
          Total current assets ............................        98,787         74,376
Property and equipment, net ...............................         8,297          8,651
Deferred taxes ............................................         5,502             --
Goodwill, net .............................................        45,436         61,358
Contracts, net ............................................        13,432         14,002
Other intangible assets, net ..............................         1,729          1,925
Other assets ..............................................         1,567          1,090
                                                                ------------------------
                                                                $ 174,750      $ 161,402
                                                                ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................     $  31,552      $  21,664
  Medical claims liability ................................        18,588         11,285
  Accrued expenses ........................................        31,976         25,854
  Current portion of long-term debt .......................        63,000             --
                                                                ------------------------
          Total current liabilities .......................       145,116         58,803
Noncurrent portion of accrued expenses ....................         5,368          3,680
Deferred taxes ............................................            --            757
Long-term debt ............................................            --         56,800
Commitments and contingencies
Mandatory redeemable preferred stock ......................            --         12,397
Common stock ..............................................            54             41
Additional paid in capital ................................        31,324         18,259
Stockholders' notes receivable ............................        (1,363)        (1,384)
Accumulated other comprehensive income ....................          (598)            --
Retained (deficit) earnings ...............................        (5,151)        12,049
                                                                ------------------------
          Total liabilities and stockholders' equity ......     $ 174,750      $ 161,402
                                                                ========================




            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              QUARTER ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                   2001           2000           2001           2000
                                                   ----           ----           ----           ----
                                              (Amounts shown in 000's except share and per share amounts)
Healthcare revenue .........................   $   140,145    $   102,842    $   418,865    $   268,460
Healthcare expenses ........................       133,085         92,250        406,394        241,840
                                              ----------------------------------------------------------
Gross margin ...............................         7,060         10,592         12,471         26,620

Selling, general and administrative expenses         4,303          3,896         14,429         10,307
Impairment of long-lived assets ............            --             --         13,236             --
Strategic initiative and severance expenses          1,319             --          2,586             --
Depreciation and amortization ..............         1,798          1,625          5,741          4,038
                                              ----------------------------------------------------------
Income (loss) from operations ..............          (360)         5,071        (23,521)        12,275

Interest, net ..............................         1,390          1,411          3,915          2,767
                                              ----------------------------------------------------------
Income (loss) before taxes (benefit) .......        (1,750)         3,660        (27,436)         9,508

Provision for income taxes (benefit) .......          (754)         1,558        (10,399)         3,897
                                              ----------------------------------------------------------
Net income (loss) ..........................          (996)         2,102        (17,037)         5,611

Preferred stock dividends ..................            --           (165)          (163)          (489)
                                              ----------------------------------------------------------
Net income (loss) attributable to
  common shares ............................   $      (996)   $     1,937    $   (17,200)   $     5,122
                                              ==========================================================
Net income (loss) per common share:
  Basic ....................................   $     (0.18)   $      0.49    $     (3.28)   $      1.35
                                              ==========================================================
  Diluted ..................................   $     (0.18)   $      0.37    $     (3.28)   $      1.02
                                              ==========================================================
Weighted average shares outstanding:
  Basic ....................................     5,428,000      3,925,000      5,245,000      3,796,000
                                              ==========================================================
  Diluted ..................................     5,428,000      5,650,000      5,245,000      5,502,000
                                              ==========================================================




            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                            2001          2000
                                                         ------------------------
                                                         (AMOUNTS SHOWN IN 000'S)
Operating activities:
Net income (loss) ...................................     $(17,037)     $  5,611
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization .....................        5,741         4,038
  Amortization of deferred financing costs ..........          349           137
  Impairment of long-lived assets ...................       13,236            --
  Deferred income taxes .............................       (7,028)           --
  Interest on stockholders' notes receivable ........          (60)          (45)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable ............................      (16,748)       (5,828)
     Prepaid expenses and other current assets ......       (5,253)          518
     Other assets ...................................          (40)         (412)
     Accounts payable ...............................        9,967        (1,725)
     Accrued expenses ...............................       13,861         9,318
                                                         ------------------------
Net cash provided by (used in) operating activities .       (3,012)       11,612
Investing activities:
Cash paid for acquisitions, net of cash acquired ....           --       (38,669)
Capital expenditures ................................       (1,658)       (2,013)
                                                         ------------------------
Net cash used in investing activities ...............       (1,658)      (40,682)
Financing activities:
Proceeds from long-term debt ........................       31,280        39,007
Payments on long-term debt ..........................      (25,080)      (10,394)
Payment of deferred financing costs .................         (786)         (712)
Proceeds from stockholders' notes receivable ........           81            --
Payment of mandatory redeemable preferred stock
  dividends .........................................          (61)         (324)
Common stock issued under Employee Stock Purchase ...           --           275
Plan
Exercise of stock options ...........................          578         2,536
                                                         ------------------------
Net cash provided by financing activities ...........        6,012        30,388
Net increase (decrease) in cash and cash equivalents         1,342         1,318
Cash and cash equivalents, beginning of period ......          256           444
                                                         ------------------------
Cash and cash equivalents, end of period ............     $  1,598      $  1,762
                                                         ========================




            See notes to condensed consolidated financial statements.

                           AMERICA SERVICE GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1.  BASIS OF PRESENTATION

    The interim condensed consolidated financial statements as of September 30, 2001 and for the quarter and nine months then ended are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter and nine months presented. The results of operations for the quarter and nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2000.

2.  ACQUISITIONS

    On September 20, 2000, the Company, through its wholly-owned subsidiary Secure Pharmacy Plus, Inc. ("SPP"), completed the purchase of the assets of the correctional pharmacy division of Bergen Brunswig Corporation. The cash purchase price of $7.9 million was financed under the Company's Senior Secured Credit Facility. SPP is the largest correctional pharmacy company in the United States, servicing over 300,000 inmates in forty-one states. SPP's sales to the Company are eliminated in consolidation. The Company accounted for the acquisition using the purchase method of accounting.

    On June 1, 2000, the Company acquired the stock of Correctional Health Services, Inc. ("CHS") for $16.7 million in cash, net of cash acquired. The purchase price was financed by advances pursuant to the Company's then existing Credit Facility, which was increased in connection with the acquisition. CHS, with headquarters in Verona, New Jersey, services nineteen contracts providing healthcare services to approximately 12,000 inmates.

    On March 29, 2000, the Company acquired the Pennsylvania and New York contracts from Correctional Physician Services, Inc. ("CPS") for $14 million in cash financed under the Company's then existing Credit Facility. CPS assigned its contracts for the Eastern Region of the Pennsylvania Department of Corrections and the Yonkers Region of the New York Department of Correctional Services to the Company. Combined, the acquired Pennsylvania and New York operations of CPS provide healthcare services to approximately 21,000 inmates.

3.  IMPAIRMENT OF LONG-LIVED ASSETS

    During the second quarter of 2001, the Company was notified that another vendor had been selected to negotiate a contract to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company's contract on December 31, 2002. The Company also anticipates that it will cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company's contract on May 31, 2002 as the healthcare services are to be assumed by the client. Given these factors, in accordance with FAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recorded a non-cash impairment charge of $13.2 million during the second quarter of 2001 representing the excess net goodwill recorded in connection with the aforementioned acquisition of CPS over the fair value of the two contracts. The Company estimated the fair value of the contracts by calculating the net present value of estimated cash flows during the remaining term of the contracts adjusted for certain other factors.

4.   STRATEGIC INITIATIVE AND SEVERANCE EXPENSES

     During 2001, the Company incurred certain strategic initiative expenses. This initiative has been discontinued. Additionally during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

5.  CHANGES IN ACCOUNTING ESTIMATES

    During the second quarter of 2001, the Company recorded changes in accounting estimate charges of approximately $6.0 million to strengthen medical claims reserves due to adverse development of prior years' medical claims and $1.3 million for legal and $0.4 million for other charges. The charge for medical claims reserve strengthening was primarily the result of updated information that showed actual utilization and cost data for inpatient and outpatient services were higher than historical levels upon which the original estimate was based. The charge for legal and malpractice insurance exposures primarily relates to liquidity issues of certain insurance carriers who provided coverage to the Company from 1992-1997.

6.  BANKING ARRANGEMENTS

    As a result of the charges referred to in the preceding footnotes, on August 27, 2001, the Company obtained an amendment to its $65 million Senior Secured Credit Facility (the "Credit Facility"). Pursuant to the amendment to the Credit Facility, amounts available to the Company are based upon varying percentages of accounts receivable and inventory. Certain financial covenants were modified and other financial covenants were added through the quarter ending March 31, 2003 as a result of the amendment. Pursuant to the amendment, the Company agreed to make several scheduled reductions in availability under the Credit Facility. The first reduction occurred on November 1, when the Company repaid $1 million of the amount outstanding pursuant to the Credit Facility.

    Due to the financial results for the quarter ended September 2001, the Company has obtained a waiver of certain financial covenants for the period as part of a second amendment to the Credit Facility. A permanent reduction of $1.0 million to the Credit Facility was made by the Company in conjunction with the agreement. This reduction was in addition to the $1 million reduction made on November 1. Additionally, future tax refunds are to be applied as permanent reductions to the Credit Facility, interest rates have been increased and the maturity date of the Credit Facility has been shortened to April 1, 2003.

    Absent further amendment to the Credit Facility, the Company may be in default of its financial covenants within the Credit Facility at its next reporting date for the fourth quarter of 2001. Therefore, the Company has classified the debt under the Credit Facility to current. The Company expects to commence immediate negotiations with the Administrative Agent to complete an amendment that would revise the financial covenants long term.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

    On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212,000, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption. During the nine months ended September 30, 2001, the decrease in fair value of the collar agreements of approximately $377,900, net of tax, was recognized through other comprehensive income as the intrinsic change in fair market value during the period. At September 30, 2001, the fair value of the interest rate collar agreements was a liability of $988,650, which is included in accrued expenses in the accompanying condensed consolidated balance sheets. The Company's collar agreements are maintained for interest rate protection purposes only, pursuant to a provision of its Credit Facility.

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $1.5 million, net of tax per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

GENERAL

    The financial statements of the Company include the operations of SPP, CHS and the CPS contracts (collectively the "2000 Acquisitions") since the dates of the consummation of such acquisitions: September 20, 2000, June 1, 2000, and March 30, 2000, respectively. The CHS and CPS acquisitions increased the Company's number of contracts served by 21. The SPP acquisition enables the Company to better manage its pharmacy costs and provides the Company a vehicle through which to diversify its presence in the correctional health care industry.

RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

    Healthcare revenue for the quarter ended September 2001 increased to $140.1 million from $102.8 million in the third quarter 2000. The $37.3 million increase is attributable to the acquisition of SPP ($11.5 million), increases in existing contract revenues ($4.8 million), and net new business ($21.0 million).

    Healthcare expenses for the third quarter 2001 were $133.1 million or 95.0% of revenue versus $92.3 million or 89.7% of revenue for the prior year period. The $40.8 million increase is mainly attributable to the SPP acquisition, net new business and increased costs for pharmacy, nursing salaries and off-site utilization. The Company's contract with the New York City Health and Hospitals Corporation ("Rikers Island") generates a lower margin than its other corrections business, as it is a lower risk contract. During the third quarter 2001, five contracts with combined quarterly revenues of $30.2 million accounted for a negative gross margin of $2.0 million.

    Selling, general and administrative expenses of $4.3 million for the third quarter 2001 increased $0.4 million as compared to the prior year period. As a percent of revenue, selling, general and administrative expenses were 3.1% for the quarter ended September 2001 versus 3.8% for the prior year period. This decrease reflects the Company's ability to more effectively leverage its selling, general and administrative expenses as a result of the growth in healthcare revenue.

    During the quarter ended September 2001, the Company incurred $1.3 million of expenses related to the discontinued strategic initiatives and severance related to staffing reductions.

    Depreciation and amortization expense for the quarter ended September 2001 was $1.8 million versus $1.6 million for the same period in 2000. The increase of $.2 million is mainly due to the amortization of the intangible assets associated with the SPP acquisition.

    Net interest expense of $1.4 million for the quarter ended September 2001 remained unchanged from the prior year period even though interest rates declined from the comparable period in 2000. The average outstanding principal amount under the Credit Facility increased by $7.8 million over the same period last year in order to meet incremental working capital needs.

    The income tax benefit for the quarter ended September 2001 was $0.8 million, which equates to a 43.1% effective tax rate. Preferred stock dividends of $.2 million for the quarter ended September 2000 relate to the 5% dividend rate on the $12.5 million of Series A Convertible Preferred Stock, which was converted to common stock on February 5, 2001.

NINE MONTHS ENDED SEPTEMBER 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 2000

    Healthcare revenue for the nine months ended September 2001 increased to $418.9 million from $268.5 million for the nine months ended September 30, 2000. The $150.4 million increase is attributable to the 2000 Acquisitions ($57.8 million), increases in existing contract revenues ($17.4 million) and net new business ($75.2 million).

    Healthcare expenses during the nine months ended September 2001 were $406.4 million or 97.0% of revenue versus $241.8 million or 90.1% of revenue for the same period in 2000. The $164.6 million increase is mainly attributable to the 2000 Acquisitions, net new business, strengthening of current year medical claims reserves and increased costs for pharmacy, nursing salaries and off-site utilization. Exclusive of the changes in accounting estimates of $6.0 million and other charges of $0.4 million recorded during the second quarter of 2001, healthcare expenses, as a percent of revenue for the nine months ended September 2001 were 95.5%. Additionally, the Company's contract with Rikers Island generates a lower margin than its other corrections business, as it is a lower risk contract.

    Selling, general and administrative expenses of $14.4 million for the nine months ended September 2001 increased $4.1 million as compared to the nine months ended September 2000. As a percent of revenue, selling, general and administrative expenses were 3.4% for the nine months ended September 2001 versus 3.8% for the same period in 2000. Exclusive of changes in accounting estimates for legal liabilities of $1.3 million, selling, general and administrative expenses as a percent of revenue were 3.1% for the nine months ended September 2001. This decrease from 3.8% to 3.1% reflects the Company's ability to more effectively leverage its selling, general and administrative expenses as a result of the growth in healthcare revenue.

    During the nine months ended September 2001, the Company incurred $2.6 million of expenses related to the terminated strategic initiative and severance. Additionally, the Company recorded a non-cash impairment charge of $13.2 million representing the excess net goodwill in connection with the acquisition of CPS over the fair value of the two expiring contracts.

    Depreciation and amortization expense for the nine months ended September 2001 was $5.7 million versus $4.0 million for the same period in 2000. The increase of $1.7 million is mainly due to the amortization of the intangible assets associated with the 2000 Acquisitions.

    Net interest expense of $3.9 million for the nine months ended September 2001 increased $1.1 million from the same period in 2000. The increase is related to the principal amounts incurred to finance the 2000 Acquisitions and to fund the incremental working capital needs during 2001.

    The income tax benefit for the nine months ended September 2001 was $10.4 million, which equates to a 37.9% effective tax rate. Preferred stock dividends of $.2 million for the nine months ended September 2001 relate to the 5% dividend rate on the $12.5 million of Series A Convertible Preferred Stock, which was converted to common stock on February 5, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities during the quarter and nine months ended September 2001 was a net use of $1.6 million and $3.0 million, respectively compared to cash provided by operations of $4.5 million and $11.6 million for the comparable 2000 periods. This decrease is due primarily to the Company's increase in accounts receivable as well as operating losses during the second and third quarters of 2001. Subsequent to September 30, 2001, accounts receivable collections have improved decreasing days outstanding from approximately 53 days and reducing working capital needs. The Company's working capital was $(46.3) million as of September 30, 2001, due to the classification of its debt under the Credit Facility to current, as discussed in Note 6.

    As discussed in Note 6 to the Company's consolidated financial statements included in this Form 10-Q, the Company maintains a senior secured credit facility with Bank of America, N.A. as Administrative Agent ("Bank of America") for a syndicate of financial institutions (the "Bank Group"). The Company uses borrowings pursuant to the Credit Facility for working capital purposes. The Company has borrowed the entire amount it is permitted to borrow pursuant to the Credit Facility. The borrowings are represented by cash advances and letters of credit issued to secure the Company's obligations to customers and vendors. The Credit Facility contains certain restrictive covenants that require that the Company maintain specific financial ratios.

    The Company and the Bank Group amended the Credit Facility on August 27, 2001, to adjust certain of the financial ratio covenants and to increase the interest rate. Pursuant to the amendment, the Company is obligated to make several scheduled reductions in availability under the Credit Facility.

    As of September 30, 2001, the Company had violated certain financial ratio covenants of the Credit Facility, as amended. The Company has obtained a waiver of the covenant violations from the Bank Group as part of a second amendment to the Credit Facility. The agreement (i) permanently reduced the amount the Company is permitted to borrow pursuant to the Credit Facility by requiring that the Company repay $1 million of borrowings on November 13, 2001; (ii) increased the interest rate on amounts outstanding pursuant to the Credit Facility; and
(iii) truncated the expiration date of the Credit Facility from August 1, 2003, to April 1, 2003. The terms of the agreement increase the Company's interest costs, which increase has been offset, in part, by recent reductions in interest rates; reduce its borrowing availability; and decrease the amount of time before the Company is required to refinance its senior debt. Management believes that amounts available under the Credit Facility, following the reduction of borrowing availability, will be sufficient to meet the Company's foreseeable cash needs and anticipated contract renewal activity.

    As permitted under the Credit Facility, as amended, Bank of America has instituted a sweep arrangement whereby funds collected in the Company's lockbox account with Bank of America are applied on a daily basis against the outstanding loans under the Credit Facility. The Company's working capital requirements are funded with additional borrowings pursuant to the Credit Facility. As mentioned previously, accounts receivable collections have improved decreasing days outstanding from approximately 53 days and reducing working capital needs. The Company must request the additional borrowings; Bank of America is not obligated to advance additional funds, except to the extent outstanding borrowings have been paid down under the lockbox arrangement and the Company is otherwise in compliance with its financial covenants. There can be no assurance that Bank of America will agree to loan the Company additional funds beyond the limit of the Credit Facility.

    The waiver did not amend the financial covenants. If the Company is not in compliance with its current financial covenants at December 31, 2001, it will be required to seek another waiver. The Company expects to commence immediate negotiations with the Administrative Agent to complete an amendment that would revise the financial covenants long term. The Company does not know whether it will be able to negotiate an amendment with Bank of America or, if so, whether the other members of the Bank Group will approve the amendment. The Company does not know the terms on which the Bank Group will agree to any amendment. Among other things, the amendment could increase the rate of interest applicable to borrowings pursuant to the Credit Facility or could require that the Company reduce the amount available for borrowing pursuant to the Credit Agreement more rapidly than previously scheduled. As such, the Company has classified the debt under the Credit Facility to current.

    If the financial covenants are not amended, the Company could again be in default of its financial covenants as of December 31, 2001. Should such covenant violation occur and not be waived by Bank of America, the Company would be ineligible to borrow funds pursuant to the Credit Facility, which would have a material adverse effect on the Company's business, consolidated financial condition, results of operations, liquidity and ability to pay its debts as they become due.

    On February 5, 2001, the Company completed the conversion of 125,000 shares of Series A Convertible Preferred Stock, having an aggregate liquidation preference of $12.5 million into 1,322,751 shares of common stock. The Company registered the shares of common stock issued upon the conversion of the preferred stock.

                                    PART II:

                                OTHER INFORMATION

ITEM 5. -- OTHER INFORMATION

    On August 27, 2001, the Company issued a press release announcing that the Company had completed an amendment to its credit facility and had filed a Form 8-K with reissued financial statements for the second quarter of 2001. A copy of such press release is attached hereto as Exhibit 99.1 and is incorporated by reference.

    On September 17, 2001, the Company issued a press release to adjust earnings guidance for the third and fourth quarters of 2001 and that activities related to certain strategic initiatives had been discontinued. A copy of such press release is attached hereto as Exhibit 99.2 and is incorporated by reference.

    On October 15, 2001, the Company issued a press release announcing Michael
W. Taylor as Senior Vice President and Chief Financial Officer of the Company, replacing S. Walker Choppin effective November 1, 2001. A copy of such press release is attached hereto as Exhibit 99.3 and is incorporated by reference.

    On November 14, 2001, the Company issued a press release discussing its third quarter 2001 operating performance. A copy of such press release is attached hereto as Exhibit 99.4 and is incorporated by reference.

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

10.1     -- Waiver No. 1, dated July 25, 2001, to Amended and Restated
            Credit Agreement, dated as of August 1, 2000 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly report on Form 10-Q for the six months ended June 30, 2001).

10.2     -- Amendment No. 1 To Amended And Restated Credit Agreement, dated
            August 27, 2001, by and among ASG, the subsidiaries of ASG who are parties to the Credit Agreement, the several lenders who are now or hereafter become parties to the Credit Agreement, and Bank of America, N.A., a national banking association, individually and as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 of the Registrant's report on Form 8-K, Registration No _________)

10.3     -- Waiver and Second Amendment To Amended and Restated Credit
            Agreement dated November 13, 2001, by and among ASG, the subsidiaries of ASG who are parties to the Credit Agreement, the several lenders who are now or hereafter become parties to the Credit Agreement, and Bank of America, N.A., a national banking association, individually and as administrative agent of the lenders.

10.4     -- Contract between ASG and healthprojects, LLC dated September 17,
            2001, to perform services as directed by ASG management.

10.5     -- Employment Agreement, dated October 15, 2001, with Michael W. Taylor as Senior Vice President and Chief Financial Officer of the Company.

11.1     -- Statement regarding computation of per share earnings.

99.1     -- Press Release dated August 27, 2001, announcing the completion of an amendment to the Credit Facility and reissued financial statements for the second quarter of 2001.

99.2     -- Press Release dated September 17, 2001, announcing earnings adjustment guidance for the third and fourth quarters of 2001 and the discontinued activities related to certain strategic initiatives.

99.3     -- Press Release dated October 15, 2001, announcing Michael W. Taylor as Senior Vice President and Chief Financial Officer of the Company, replacing S. Walker Choppin effective November 1, 2001.

99.4     -- Press Release dated November 14, 2001, announcing third quarter 2001 operating performance.

     (B) Reports on Form 8-K

         1. On August 27, 2001, the Company filed a Form 8-K under Item 5 announcing the completion of an amendment to its credit facility and the re-issuance of its financial statements for the quarter and six months ended June 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICA SERVICE GROUP INC.



                                               /s/ MICHAEL CATALANO
                                     -------------------------------------------
                                                  Michael Catalano
                                            Chairman, President & Chief
                                                  Executive Officer

                                               /s/ MICHAEL W. TAYLOR
                                     -------------------------------------------
                                                 Michael W. Taylor
                                          Senior Vice President & Chief
                                                 Financial Officer

Dated: November 14, 2001

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                             DESCRIPTION
       ------                             -----------

         10.2 -- Amendment No. 1 to Amended and Restated Credit Agreement, dated August 27, 2001

         10.3  -- Waiver and Second Amendment To Amended and Restated Credit
                  Agreement dated November 13, 2001, by and among ASG, the subsidiaries of ASG who are parties to the Credit Agreement, the several lenders who are now or hereafter become parties to the Credit Agreement, and Bank of America, N.A., a national banking association, individually and as administrative agent of the lenders.

         10.4  -- Contract between ASG and healthprojects, LLC dated
                  September 17, 2001, to perform services as directed by ASG management.

         10.5  -- Employment Agreement, dated October 15, 2001, with Michael
                  W. Taylor as Senior Vice President and Chief Financial Officer of the Company.

         11.1  -- Statement regarding computation of per share earnings.

         99.1 -- Press Release for completion of an Amendment to the Company's Credit Facility

         99.2 -- Press Release to adjust earnings guidance for the third and fourth quarters and discontinuance of certain strategic initiatives

         99.3  -- Press Release announcing Executive Management changes

         99.4  -- September 2001 Earnings Release