Form 10-K
period 2001-12-31
AMERICA SERVICE GROUP INC /DE
filed 2002-03-28
CIK 877476

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER: 0-23340
                           AMERICA SERVICE GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       51-0332317
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

      105 WESTPARK DRIVE, SUITE 200                               37027
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 26, 2002 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $25,449,352. As of March 26, 2002, the registrant had 5,449,612 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2002 are incorporated by reference in Part III.

================================================================================

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

GENERAL

         America Service Group Inc. ("ASG" or the "Company"), through its subsidiaries Prison Health Services, Inc. ("PHS"), EMSA Correctional Care, Inc. ("EMSA Correctional"), EMSA Military Services, Inc. ("EMSA Military"), Correctional Health Services, Inc. ("CHS") and Secure Pharmacy Plus, Inc. ("SPP"), contracts to provide managed healthcare services including the distribution of pharmaceuticals to over 250 correctional facilities and military installations throughout the United States. The Company is the leading provider of healthcare services to county/municipal jails and detention centers. ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms "ASG" or the "Company" refer to ASG and its direct and indirect subsidiaries. ASG's executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

CORRECTIONAL HEALTHCARE SERVICES

         The Company contracts with state, county and local governmental agencies to provide comprehensive healthcare services to inmates of prisons and jails, with a focus on those facilities that maintain an average daily population of over 300 inmates. ASG's revenues from correctional healthcare services are generated primarily by payments from governmental agencies, none of which are dependent on third party payment sources. Services provided by ASG include a wide range of on-site healthcare programs, as well as off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed through subcontract arrangements with independent doctors and local hospitals. For the year ended December 31, 2001, revenues from correctional healthcare services accounted for 90% of the Company's total revenues.

         The following table sets forth information regarding ASG's correctional contracts.


                                                                                      HISTORICAL
                                                                                      DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                             2001           2000           1999          1998          1997
                                                           -------        -------        -------        ------        ------
Number of correctional contracts(1) ...............            145            130            106            35            32
Average number of inmates in all facilities covered
    by correctional contracts(2) ..................        194,137        176,563        132,304        63,783        54,364


----------
(1) Indicates the number of contracts in force at the end of the period specified and includes EMSA Military and SPP contracts since acquisition.
(2) Based on an average number of inmates during the last month of each period specified.

         ASG's target correctional market consists of state prisons and county and local jails. A prison is a facility in which an inmate is incarcerated for an extended period of time (typically one year or longer). A jail is a facility in which the inmate is held for a shorter period of time, often while awaiting trial or sentencing. The higher inmate turnover in jails requires that healthcare be provided to a much larger number of individual inmates over time. Conversely, the costs of chronic healthcare requirements are greater with respect to state prison contracts. State prison contracts often cover a larger number of facilities and often have longer terms than jail contracts.

         Services Provided. Generally, ASG's obligation to provide medical services to a particular inmate begins upon the inmate's admission into the correctional facility and ends upon the inmate's release. Emphasis is placed upon early identification of serious injuries or illnesses so that prompt and cost-effective treatment is commenced.

         Medical services provided on-site include physical and mental health screening upon intake. Screening includes the compilation of the inmate's health history and the identification of any current, chronic or acute healthcare needs. After initial screening, services provided may include regular physical and dental screening and care, psychiatric care, OB-GYN screening and care and diagnostic testing. Hospitalization is provided offsite at acute-care hospitals under contract to the Company. Nursing rounds are regularly conducted and physicians, nurse practitioners, physicians' assistants and others are also involved in the delivery of care on a regular basis. Necessary medications are administered by nursing staff.

         Medical services provided off-site include specialty outpatient diagnostic testing and care, emergency room care, surgery and hospitalization. In addition, ASG provides administrative support services on-site, at ASG's headquarters and at regional offices. Administrative support services include on-site medical records and management and employee education and licensing. Central and regional offices provide quality assurance, medical audits, credentialing, continuing education and clinical program development activities. ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis.


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

         Contract Provisions. ASG's correctional contracts encompass a wide range of compensation arrangements. Many contracts provide for a fixed annual fee, payable monthly. Some of ASG's contracts provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range in addition to a fixed annual fee. Two healthcare service contracts are cost plus fee arrangements, whereby the Company receives reimbursement of allowable costs plus an agreed fee. Many contracts contain risk-sharing arrangements, such as annual aggregate limits for off-site costs or pharmaceutical costs and cost sharing of designated expenses. Most contracts also provide for annual increases in the fixed fee based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, ASG utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. ASG often bears the risk of increased or unexpected costs, which could result in reduced profits or cause it to sustain losses when costs are higher than projected and increased profits when costs are lower than projected. Certain contracts also contain financial penalties when performance or staffing criteria are not achieved.

         In general, contracts may be terminated by the governmental agency, and often by ASG as well, without cause at any time upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of ASG. As with other governmental contracts, ASG's contracts are subject to adequate budgeting and appropriation of funds by the governing legislature or administrative body.

         Administrative Systems. ASG has centralized its administrative systems in order to enhance economies of scale and to provide management with accurate, up-to-date field data for forecasting purposes. These systems also enable ASG to refine its bids and help ASG reduce the costs associated with the delivery of consistent healthcare.

         ASG maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. The current automated utilization review program is an integral part of the services provided at each facility. The system is designed to ensure that the medical care rendered is medically necessary and is provided safely in a clinically appropriate setting while maintaining traditional standards of quality of care. The system provides for determinations of medical necessity by medical professionals through a process of pre-authorization and concurrent review of the appropriateness of any hospital stay. The system seeks to identify the maximum capability of on-site healthcare units so as to allow for a more timely discharge from the hospital back to the correctional facility. The utilization review staff consists of doctors and nurses who are supported by a medical director at the corporate level.

         ASG has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current outpatient charges and inpatient stays, (ii) a comprehensive cost review system that analyzes ASG's average costs per inmate at each facility including pharmaceutical utilization and trend analysis available from SPP and (iii) a daily operating report to manage staffing and off-site utilization.

         Bid Process. Contracts with governmental agencies are obtained primarily through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal ("RFP") is issued, by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the bid price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. If the committee does not award a contract, the correctional agency will continue to provide healthcare services to its inmates with its own personnel.

         Many RFPs for significant contracts require the bidder to post a bid bond. For those contracts that require performance bonds, the bonding requirements may cover one year or up to the length of the contract and at December 31, 2001, generally ranged between 25% and 100% of the 2001 contract fee.

         A successful bidder must often agree to comply with numerous additional requirements regarding record-keeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements, emergency healthcare needs of corrections employees and other matters. Upon a violation of the terms of an applicable contractual or statutory provision, a contractor may be debarred or suspended from obtaining future contracts for specified periods of time in the applicable location. ASG has never been debarred or suspended in any jurisdiction.

         Marketing. ASG gathers, monitors and analyzes relevant information on potential jail and prison systems which meet predefined new business criteria. Relevant factors considered include facility size, location, revenue and margin potential and exposure to risk. ASG then devotes the necessary resources in securing new business.

         ASG is the leading provider of healthcare services to county/municipal jails and detention centers. ASG will continue to focus its business development efforts on these facilities where stabilization and treatment of the population is the primary mission. ASG will also continue to monitor opportunities at state prison systems, where in many cases, services are provided to a larger system, with a more permanent population. Due to the more permanent population at the state prison facilities, the primary mission shifts to disease management and treatment.

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

         Management believes that the constitutional requirement to provide healthcare to inmates, an increasing inmate population and medical Consumer Price Index, along with the trend towards privatization of correctional healthcare, present opportunities for revenue growth for the Company.

MILITARY HEALTHCARE SERVICES

         EMSA Military provides a broad range of emergency medicine and primary healthcare services to active and retired military personnel and their dependents in medical facilities operated by the United States Department of Defense ("DOD") and the United States Veterans Administration ("VA"). EMSA Military began providing healthcare services to DOD clients in 1988 and has provided in excess of 3.5 million patient visits during that period. During the fiscal year ended December 31, 2001, EMSA Military provided services under seven contracts. For the year ended December 31, 2001, revenues from military contracts accounted for approximately 2% of the Company's total revenues.

         Most military contracts are for a period of five years, with an initial one-year base period and four one-year options. EMSA Military's bidding strategy is to seek contract opportunities that will be awarded on a best value, rather than a low cost basis. This allows EMSA Military to highlight the Company's operational expertise and the overall quality of its provider staff.

PHARMACEUTICAL DISTRIBUTION SERVICES

         ASG, through its wholly-owned subsidiary SPP, contracts with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. SPP utilizes three packaging and distribution centers to fill prescriptions and ship pharmaceuticals to over 350 sites in 34 states covering over 198,000 inmates.

         SPP provides clinical pharmacy services in concert with their systematic delivery process. SPP's clinical pharmacological management adds therapeutic value to services as well as fiscal responsibility to its clients. In addition, SPP's medical supply service creates additional value for its clients, as the delivery mode on certain products is specific to the corrections environment. SPP's contracts typically cover one year with renewals upon agreement of both parties.

         SPP is the largest provider of correctional pharmacy services in the United States with 2001 revenues of approximately $91 million, $45 million of which relates to services provided for ASG-contracted sites, which are eliminated in consolidation. For the year ended December 31, 2001, revenues from correctional pharmacy services, excluding revenues eliminated in consolidation, accounted for approximately 8% of the Company's total revenues.

RISK MANAGEMENT

         For contracts where ASG's exposure to the risk of inmates' catastrophic illness or injury is not limited, ASG maintains stop loss insurance to cover 100% of ASG's exposure with respect to hospitalization for annual amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million. ASG believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization.

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

         As of December 31, 2001, ASG had approximately 7,200 employees, including approximately 700 doctors and 3,400 nurses. ASG also had under contract approximately 330 independent contractors, including physicians, dentists, psychiatrists and psychologists. Of ASG's employees, approximately 1,300 are represented by labor unions. ASG believes that its employee relations are good.

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

MAJOR CONTRACTS

         ASG's operating revenue with respect to its correctional healthcare operations is derived primarily from contracts with federal, state, county and local governmental agencies. The Company's Rikers Island, New York contract accounted for approximately 15% of revenues in the year ended December 31, 2001. No other contract accounted for 10% or more of revenues during the year ended December 31, 2001.

         ASG's correctional contracts often provide for a fixed annual fee payable in monthly installments. Certain contracts, including some of ASG's largest contracts, include provisions which mitigate a portion of the Company's risk. Off-site utilization risk is mitigated in certain of the Company's contracts through aggregate pools for off-site expenses, stop loss provisions, cost plus fee arrangements or the entire exclusion of off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company's contracts. Many contracts contain termination clause provisions which allow the Company to terminate the contract under agreed upon notice periods. The ability to terminate a contract serves to mitigate the Company's risk of increasing cost of services being provided. Contracts accounting for approximately 88% of revenues for the year ended December 31, 2001 contain one or more of the risk-mitigating provisions.

         Contracts accounting for approximately 40% of revenues for the year ended December 31, 2001 contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the cost of certain medicines are reimbursed in varying degrees under certain contracts, typically a dollar limit is placed on ASG's responsibility for costs related to illness of or injury to an individual inmate, injuries to more than one inmate resulting from an accident or contagious illnesses affecting more than one inmate. When preparing bid proposals, ASG estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. ASG's management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which ASG is not protected could render a contract unprofitable. In an effort to manage risk of catastrophic illness or injury of inmates under contracts that do not limit ASG's exposure to such risk, ASG maintains stop loss insurance from an unaffiliated insurer covering 100% of its exposure with respect to catastrophic illnesses or injuries for annual amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million.

CAUTIONARY STATEMENTS

         All statements made by ASG that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially are the following: losses from contracts that the Company cannot terminate; changes in performance bonding requirements; the complexity of and potential changes in government contracting procedures; the risk of debarment or suspension from obtaining future contracts; and general business and economic conditions; and the other risk factors described in ASG's reports filed from time to time with the Securities and Exchange Commission. Certain of these factors are described in greater detail below.

         Dependence on Major Contracts. ASG's operating revenue is derived almost exclusively from contracts with federal, state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the Company. Although ASG generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. The loss of one or more major contracts could have a material adverse effect on ASG's business.

         Privatization of Government Services, Competition and Correctional Population. ASG's future revenue growth will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. There can be no assurance that this market will continue to grow or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities.

         Competition. The business of providing correctional healthcare services to governmental agencies is highly competitive. ASG is in direct competition with local, regional and national correctional healthcare providers. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to under bid the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market.

         Acquisitions. ASG's expansion strategy involves both internal growth and, as opportunities become available, acquisitions. The Company took significant steps toward implementing this strategy with the EMSA acquisition in January 1999 and the acquisitions of CHS, SPP and certain assets of Correctional Physician Services, Inc. ("CPS") during 2000. ASG previously had limited experience acquiring businesses and integrating them into its operations; however, the transitions of the recent acquisitions provide valuable frameworks for future acquisition opportunities.

         Exposure to Catastrophic Events. Contracts accounting for 40% of revenues for the year ended December 31, 2001 contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. For those contracts that contain no catastrophic limits, ASG maintains stop loss insurance for 100% of its exposure with respect to catastrophic illnesses or injuries for annual amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million. ASG attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits. The occurrence of severe individual cases without such limits could render the contract unprofitable and could have a material adverse effect on ASG's financial condition and results of operations.

         Dependence on Key Personnel. The success of ASG depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect ASG's operations. ASG has employment contracts with Michael Catalano, Chairman, President and Chief Executive Officer, Gerard F. Boyle, Executive Vice President and Chief Development Officer, Bruce A. Teal, Executive Vice President and Chief Operating Officer and Michael W. Taylor, Senior Vice President and Chief Financial Officer, as well as certain other key personnel. ASG does not have an employment contract with Richard D. Wright, Vice Chairman of Operations.

 Dependence on Healthcare Personnel. ASG's success depends on its ability to attract and retain highly skilled healthcare personnel. A shortage of trained and competent employees and/or independent contractors may result in overtime costs or the need to hire less efficient and more costly temporary staff. Attracting qualified nurses at a reasonable cost has been and continues to be of concern to ASG. There can be no assurance that ASG will be successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future.

         Corporate Exposure to Professional Liability. ASG periodically becomes involved in medical malpractice claims with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. ASG may be vicariously liable, for the negligence of healthcare professionals who are contracted to ASG. ASG mitigates its risk by requiring its healthcare professionals to maintain professional liability insurance policies. ASG's contracts generally provide for ASG to indemnify the governmental agency for losses incurred related to healthcare provided by ASG and its agents. ASG maintains professional liability insurance and requires its independent contractors to maintain professional liability insurance in amounts deemed appropriate by management based upon ASG's claims history and the nature and risks of its business. There can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage or that such coverage will continue to be available at a reasonable cost.

         Dependence on Credit Facility. The Company's debt consists of a revolving credit facility which was amended on March 15, 2002. The credit facility requires the Company to meet certain financial covenants related to minimum levels of net worth and earnings. The Company is dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2002. Management believes the Company can remain in compliance with the terms of the credit facility and meet its expected obligations throughout 2002. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.


ITEM 2.  PROPERTIES

         The Company occupies approximately 22,600 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company's lease on its current headquarters expires in October 2003. The Company leases additional office facilities in Franklin, Tennessee; Hanover and Jessup, Maryland; Alameda, California; Topeka, Kansas; Fort Lauderdale, Florida; Verona, New Jersey; Boise, Idaho; Indianapolis, Indiana; Queens and Williamsville, New York; and Camp Hill, Concordville and Pittsburgh, Pennsylvania. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits in the ordinary course of business. In management's opinion, pending legal proceedings and claims against the Company will not, in the aggregate, have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "ASGR." As of March 26, 2002, there were approximately 57 registered holders of record of the Common Stock. The high and low prices of the Common Stock as reported on The Nasdaq Stock Market during each quarter from January 1, 2000 through December 31, 2001 are shown below:


         QUARTER ENDED                                               HIGH             LOW
         -------------                                             --------        --------
         March 31, 2000 ...................................        $  15.00        $  13.00
         June 30, 2000 ....................................           20.50           14.13
         September 30, 2000 ...............................           26.00           17.13
         December 31, 2000 ................................           28.00           21.00
         March 31, 2001 ...................................           28.23           21.25
         June 30, 2001 ....................................           27.65           21.11
         September 30, 2001 ...............................           25.69            5.55
         December 31, 2001 ................................            7.63            2.19


         The Company did not pay cash dividends on the Common Stock during the years ended December 31, 2001 and 2000. The Company does not currently intend to pay cash dividends on the Common Stock in the foreseeable future because, under the terms of its Credit Facility, the Company is prohibited from paying cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                               2001           2000           1999           1998           1997
                                                            -----------    ----------     ----------     ----------     ----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Healthcare revenues ...................................     $   552,471    $  381,946     $  272,926     $  113,287     $  129,211
Income (loss) before income taxes .....................         (46,695)       13,310          7,731          5,099          1,786
Net income (loss) .....................................         (44,843)        7,807          4,640          5,724          1,685
Net income (loss) attributable to common shares .......         (45,006)        7,159          2,328          5,724          1,742
Net income (loss) per common share-- basic ............           (8.50)         1.86           0.64           1.61           0.50
Net income (loss) per common share-- diluted ..........           (8.50)         1.40           0.60           1.57           0.48
Weighted average common shares outstanding - basic ....           5,292         3,854          3,613          3,554          3,480
Weighted average common shares outstanding - diluted ..           5,292         5,587          3,877          3,653          3,657
Cash dividends per share ..............................              --            --             --             --             --


         See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements describing the financial impact for 2001 of charges related to goodwill impairment and loss contracts, for 2000 due to the CPS, CHS and SPP acquisitions and for 1999 due to the EMSA acquisition.


                                                                                         AS OF DECEMBER 31,
                                                                  ---------------------------------------------------------------
                                                                    2001         2000          1999           1998         1997
                                                                  --------     --------      --------       --------     --------
BALANCE SHEET DATA:
Working capital (deficit).....................................    $ (3,826)    $ 15,573      $  9,498       $ 10,515     $    257
Total assets..................................................     158,294      161,402        98,727         28,375       27,754
Long-term debt, including current portion.....................      58,100       56,800        25,500             --           --
Mandatory redeemable preferred stock..........................          --       12,397        12,375             --           --
Mandatory redeemable common stock.............................          --           --         1,842          1,842        1,842
Common stock, additional paid-in capital, stockholders' notes receivable, accumulated other comprehensive loss and
  retained earnings (deficit).................................      (3,554)      28,965        16,723         10,949        4,799


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

         The Company's discussion and analysis of its financial condition and results of operations are based upon the its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

         -        revenue and cost recognition,
         -        loss contracts,
         -        professional and general liability insurance,
         -        legal contingencies,
         -        impairment of intangible assets and goodwill,
         -        income taxes.

         The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue and Cost Recognition

         The Company's contracts with correctional institutions are principally fixed price contracts adjusted for census fluctuations. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

         Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for unbilled medical services rendered through the balance sheet dates. The Company estimates this medical claims reserve using an actuarial analysis prepared by an independent actuary taking into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

         While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments and future reserve requirements could differ significantly from the Company's current estimates if significant adverse fluctuations occur in the healthcare cost structure or the Company's future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made.

         During the second quarter of 2001, the Company recorded changes in accounting estimate charges of approximately $6 million to strengthen medical claims reserves due to adverse development of prior years' medical claims primarily as a result of updated information that indicated actual utilization and cost data for inpatient and outpatient services were higher than the historical levels previously used to estimate the reserve.


Loss Contracts

         The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, projected future stop-loss insurance recoveries and each contract's specific terms related to future revenue increases as compared to increased healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and management's estimate of future cost increases. These estimates are subject to the same adverse fluctuations and future claims experience as previously noted. As discussed above, some of the Company's contracts provide for annual increases in the fixed base fee upon changes in the regional medical care component of the Consumer Price Index, while others do not contain such provisions.

         The Company performs an annual comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of the 2001 review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management's projections, these contracts are expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge have expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge relates to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which expires June 30, 2004. The remaining liability covers the State of Maine contract, which expires June 30, 2002, and two county contracts, which expire August 15, 2002 and June 30, 2005.

Professional and General Liability Insurance

         As a healthcare provider, the Company may become subject to medical malpractice claims or lawsuits. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or the healthcare professionals it engages as independent contractors. The Company's contracts generally require it to indemnify the governmental agency for losses incurred related to healthcare provided by the Company or its agents.

         To mitigate a portion of this risk, in 2001, the Company maintained third party commercial insurance on a claims-made basis with primary limits of $1 million each occurrence and $3 million in the aggregate. In addition, during 2001, the Company maintained excess liability insurance of $15 million for each claim and $15 million annual aggregate. The Company also requires the healthcare professionals it employs and its independent contractors to maintain professional liability insurance. The Company assumes liabilities in excess of these third-party insurance limits.

         The Company records a liability for its estimated uninsured exposure to reported and unreported professional liability claims based upon an independent actuarial estimate of the cost of settling losses and projected loss adjustment expenses using historical claims data, demographic factors, severity factors and other actuarial assumptions. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity of claims experience. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized in the period in which the estimates are changed or payments are made.

         As discussed in Note 6, during 2001, the Company increased its legal reserves for professional and general liability claims by $1.9 million primarily as a result of liquidation by certain insurance carriers who provided coverage to the Company from 1992-1997.

Legal Contingencies

         In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. The Company accrues an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling the Company's defense in these matters and is based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach such as a change in settlement strategy in dealing with such litigation.

Impairment of Intangible Assets and Goodwill

         Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as customer contracts acquired in acquisitions and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives.

         The Company assesses the impairment of its identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors taken into consideration when evaluating the need for an impairment review include the following:

         - significant underperformance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results;
         - significant changes in the manner of use of the Company's acquired assets or in the Company's overall business strategy;
         -        significant negative industry or economic trends.

         When the Company determines that the carrying value of intangibles and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured using an estimate of the asset's fair value based on the projected net cash flows expected to result from that asset, including eventual disposition. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with its acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

         During 2001, the Company was notified that another vendor had been selected to negotiate a contract to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company's contract on December 31, 2002. The Company also anticipates that it will cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company's contract on May 31, 2002 as the healthcare services are to be assumed by the client. These contracts represent substantially all of the operations acquired in the acquisition of certain assets of CPS. Given these factors, in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recorded a non-cash impairment charge of approximately $13.2 million representing the excess net goodwill recorded in connection with the aforementioned acquisition of certain assets of CPS over the fair value of the two contracts. The Company estimated the fair value of the contracts by calculating the net present value of estimated cash flows during the remaining term of the contracts adjusted for certain other factors.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize approximately $44.6 million of goodwill. In lieu of amortization, the Company will be required to perform impairment reviews of goodwill on an annual basis, or more frequently if impairment indicators, such as those discussed above, arise. Amortization expense related to goodwill in 2001 was $3,842.

Income Taxes

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS 109 requires the

Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." At December 31, 2001, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing shareholders' equity).



RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Consolidated Income Statements.


                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------
PERCENTAGE OF TOTAL REVENUES                                                                 2001         2000         1999
----------------------------                                                                -----        -----        -----
Healthcare revenues...................................................................      100.0%       100.0%       100.0%
Healthcare expenses...................................................................       96.4         90.3         90.0
                                                                                            -----        -----        -----
Gross margin..........................................................................        3.6          9.7         10.0
Selling, general and administrative expenses..........................................        3.5          3.6          4.5
Depreciation and amortization.........................................................        1.4          1.6          1.3
Impairment of long-lived assets.......................................................        2.4           --           --
Strategic initiative and severance expenses...........................................         .4           --           --
Charge for loss contracts.............................................................        3.3           --           --
                                                                                            -----        -----        -----
Income (loss) from operations.........................................................       (7.4)         4.5          4.2
Interest, net.........................................................................        1.0          1.1          1.4
                                                                                            -----        -----        -----
Income (loss) before income taxes.....................................................       (8.4)         3.4          2.8
Provision for income taxes (benefit)..................................................        (.3)         1.4          1.1
                                                                                            ------       -----        -----
Net income (loss).....................................................................       (8.1)         2.0          1.7
Preferred stock dividends.............................................................         --          0.1          0.8
                                                                                            -----        -----        -----
Net income (loss) attributable to common shares.......................................       (8.1)%        1.9%         0.9%
                                                                                            =====        =====        =====


2001 Compared to 2000

         Healthcare revenues increased $170.6 million from $381.9 million in 2000 to $552.5 million in 2001, representing a 45% increase. Approximately $54.2 million of this increase relates to a full year of activity of CPS contracts, CHS and SPP, all of which were acquired during 2000. The Company experienced $23.1 million of revenue growth resulting from the first full year of operations on contracts added in 2000 through marketing activities. The addition of the Riker's Island contract, effective January 1, 2001, added approximately $81.2 million in additional revenue. In addition to the Riker's Island contract, the Company added eleven new contracts during 2001 generating partial year revenues of $31.6 million. For contracts in place throughout both 2001 and 2000, the Company experienced $25.6 million, or 11.1%, of revenue growth from contract renegotiations and automatic price adjustments. During 2001, revenues were negatively impacted by the loss of contracts, some of which the Company elected not to renew, resulting in a decrease in revenues of approximately $45.1 million from 2000 to 2001.

         Healthcare expenses increased $187.9 million from $344.8 million in 2000 to $532.7 million in 2001, due mainly to the new contracts from both acquisition and marketing activity. Healthcare expenses as a percentage of revenues increased by 6.1% primarily due to increased use of temporary labor due to continued labor shortages in certain geographic areas and increased use of off-site healthcare and diagnostic services. Pharmaceutical costs increased from 7.9% to 9.5% of revenues from 2000 to 2001. Also included in healthcare expenses for 2001 was a charge of $6.0 million recorded in the second quarter to increase the Company's reserve for medical claims. This charge was primarily the result of updated information showing actual utilization and cost data for inpatient and outpatient services were higher than the historical levels on which the Company's reserve had previously been based.

         Selling, general and administrative expenses were $19.1 million or 3.5% of revenue in 2001 compared to $13.8 million or 3.6% of revenue in 2000. Included in selling, general and administrative expenses for 2001 were charges to increase the Company's legal reserves by $1.9 million. These charges were primarily required to reflect the Company's increased exposure to certain outstanding cases previously covered by insurance carriers that are now in liquidation. The percentage of revenue decrease in selling, general and administrative expenses excluding these charges reflects the Company's continued ability to leverage its corporate support services to a broader revenue base as new contracts are added through acquisitions or marketing activity.

         Depreciation and amortization expenses increased to $7.5 million or 1.4% of revenue in 2001 from $6.0 million or 1.6% of revenue in 2000. The increase is primarily related to the first full year of amortization of goodwill and other intangibles recorded in the 2000 acquisitions of CPS, CHS and SPP.

         During the second quarter of 2001, the Company was notified that another vendor had been selected to negotiate a contract to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company's contract on December 31, 2002. The Company also anticipates that it will cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company's contract on May 31, 2002 as the healthcare services are to be assumed by the client. Each of these contracts was acquired in the Company's acquisition of certain assets of CPS in 2000. In the second quarter of 2001, the Company recorded a non-cash impairment charge of $13.2 million representing the amount by which goodwill related to these contracts exceeded the contract's fair value.

         During 2001, the Company incurred $2.6 million of expenses related to severance and a terminated strategic initiative.

         During the fourth quarter of 2001, the Company completed an annual comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review the Company identified five non-cancelable loss contracts with combined annual revenues of $59.7 million and negative gross margins of $4.7 million. The Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts as of December 31, 2001. The five contracts covered by the charge have expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge relates to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which expires June 30, 2004. The remaining liability covers the State of Maine contract, which expires June 30, 2002, and two county contracts, which expire August 15, 2002 and June 30, 2005.

         Net interest expense increased to $5.7 million or 1.0% of revenue in 2001 from $4.1 million or 1.1% of revenue in 2000.

         The provision for income taxes was a benefit of $1.9 million in 2001 for an effective tax rate of 4%, a decrease from the 2000 effective tax rate of 41%. The decrease in the effective tax rate is due to the establishment of a full valuation allowance related to the Company's deferred tax asset of approximately $16.1 million.

2000 Compared to 1999

         Healthcare revenues increased $109.0 million from $272.9 million in 1999 to $381.9 million in 2000, representing a 40% increase. Approximately $56.6 million of this increase relates to the acquisitions of CHS, SPP and certain assets of CPS during 2000. Additionally, the Company added fourteen new contracts generating revenues of $24.7 million in 2000 and experienced $37.7 million of revenue growth from existing contracts through contract renegotiations, automatic price adjustments and from certain contracts being in effect for the full year. Revenues were negatively impacted by the loss of twelve contracts during 2000 resulting in a decrease in revenues of approximately $10.0 million from 1999 to 2000.

         The cost of healthcare increased $99.3 million from 1999 to 2000 due mainly to the new contracts. Healthcare expenses as a percentage of revenues increased by .3% primarily due to increased pharmaceutical costs and increased temporary labor utilization due to labor shortages in certain geographic areas. Pharmaceutical costs increased from 8.9% to 10.4% of revenues (excluding net pharmaceutical sales) from 1999 to 2000. Temporary labor costs increased from 6.0% to 7.6% of revenues (excluding net pharmaceutical sales) from 1999 to 2000.

         Selling, general and administrative expenses were $13.8 million or 3.6% of revenue in 2000 compared to $12.3 million or 4.5% of revenue in 1999. The percentage decrease reflects the Company's ability to leverage its corporate support services to a broader revenue base with the contract gains from 2000 acquisitions and net marketing activity.

         Depreciation and amortization expenses increased to $6.0 million or 1.6% of revenue in 2000 from $3.5 million or 1.3% of revenue in 1999. The increase is primarily related to the goodwill, contract and non-compete amortization expense related to the CPS, CHS and SPP acquisitions during 2000 of approximately $1.8 million. Net interest expense increased to $4.1 million or 1.1% of revenue in 2000 from $3.7 million or 1.4% in 1999. The percentage decrease during 2000 resulted from the Company's ability to manage the additional leverage required to finance the 2000 acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred a net loss attributable to common shares of $45.0 million and net income attributable to common shares of $7.2 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company had a stockholders' deficit of $3.6 million at December 31, 2001. The Company's cash and cash equivalents increased to $10.4 million at December 31, 2001, an increase of $10.1 million over the cash and cash equivalents at December 31, 2000 of $256,000. Cash flows from operating activities during 2001 were $11.0 million, an increase of $2.8 million over the cash provided from operating activities in 2000 of $8.2 million. The increase is primarily the result of increased accounts payable and accrued expenses.

         The Company's debt consists of a revolving credit facility (the "Credit Facility"). At December 31, 2001, the Company had $58.1 million outstanding under the Credit Facility and approximately $50,000 available for future borrowings. The Credit Facility was executed with a syndicate of three banks (the "Lenders") with Bank of America, N.A. acting as the lead bank and administrative agent.

         On March 15, 2002, the Company executed an amendment to the Credit Facility (the "Amended Credit Facility"). Beginning March 15, 2002, the Company's borrowings under the Amended Credit Facility are limited to the lesser of (1) the sum of eligible accounts and other receivables (as defined) plus an intangible advance of up to $11.0 million ("Intangible Advances") or (2) $57.0 million (the "Maximum Commitment"). Interest under the Amended Credit Facility is payable monthly at the Bank of America, N.A. prime rate plus 3.0% (5.0% for balances due under Intangible Advances). The Amended Credit Facility matures on April 1, 2003 and all amounts outstanding will be due and payable on such date. In addition, the Company is required to make scheduled reductions in the Intangible Advances allowed and the Maximum Commitment prior to that date. The following table presents the Maximum Commitment and the maximum allowed Intangible Advances (included within the Maximum Commitment) as of March 15, 2002 and each scheduled reduction date.


                                              Maximum         Intangible
         Date                                Commitment        Advances
         ------------------------          --------------    ------------
         March 15, 2002                    $   57 million    $ 11 million
         July 1, 2002                          57 million      10 million
         September 1, 2002                     56 million      10 million
         October 1, 2002                       55 million       9 million
         December 1, 2002                      54 million       9 million
         February 1, 2003                      53 million       9 million
         March 1, 2003                         52 million       9 million


         The Amended Credit Facility is secured by substantially all of the assets of the Company and its operating subsidiaries.

         At December 31, 2001, the Company had standby letters of credit outstanding totaling $3.4 million. The letters of credit were issued pursuant to the Amended Credit Facility. The amount available to the Company for borrowing under the Amended Credit Facility is reduced by the amount of each outstanding standby letter of credit. Under the terms of the Amended Credit Facility, the Company may have up to $6.6 million of standby letters of credit outstanding.

         At December 31, 2001, the Company was not in compliance with certain financial covenant requirements of the Credit Facility. In connection with the execution of the Amended Credit Facility in March 2002, the Company obtained waivers of these financial covenants. Subsequent to March 15, 2002, the Amended Credit Facility will require the Company to meet certain financial covenants related to minimum levels of shareholders' equity (deficit) and earnings.

         Under the Amended Credit Facility, the Company will be required to maintain minimum shareholders' equity (deficit) as of the end of any fiscal quarter ending on or after the period specified below as follows:


                                                           Minimum Shareholders'
         Period                                               Equity (Deficit)
         ------                                            ---------------------
         December 31, 2001 to March 30, 2002                    $(4,000,000)
         March 31, 2002 to June 29, 2002                         (3,250,000)
         June 30, 2002 to September 29, 2002                     (2,500,000)
         September 30, 2002 to December 30, 2002                 (1,000,000)
         December 31, 2002 to April 1, 2003                               0

         The Amended Credit Facility also requires the Company to achieve a minimum level of cumulative EBITDA from January 1, 2002, through the end of each month ending on each of the respective dates set forth below. The Amended Credit Facility defines EBITDA to be the sum of consolidated net income, plus interest expense, plus any provision for taxes based on income or profits that was deducted in computing consolidated net income, plus depreciation, amortization of intangible assets and other non-computing consolidated net income, plus depreciation, amortization of intangible assets and other non-recurring non-cash charges, which non-cash charges may not exceed $500,000 in any month or any fiscal quarter and $2 million in any Fiscal Year, less amounts charged against the Company's reserve for loss contract.


                                                            Monthly Cumulative
         Period Ending                                        Minimum EBITDA
         -------------                                     --------------------
         January 31, 2002                                      $   350,000
         February 28, 2002                                       1,500,000
         March 31, 2002                                          1,800,000
         April 30, 2002                                          2,450,000
         May 31, 2002                                            2,775,000
         June 30, 2002                                           3,600,000
         July 31, 2002                                           4,275,000
         August 31, 2002                                         5,300,000
         September 30, 2002                                      6,800,000
         October 31, 2002                                        7,950,000
         November 30, 2002                                       9,200,000
         December 31, 2002                                      10,000,000

         After December 31, 2002, the Company will be required to achieve a minimum monthly EBITDA of $500,000. The Amended Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, capital expenditures, indebtedness and sales or transfers of assets.

         Under the terms of the Amended Credit Facility, if any Amended Credit Facility obligations remain outstanding at December 31, 2002, the Company will be required to issue the Lenders warrants to purchase common shares equal to a 5.0% interest in the Company's outstanding common stock. The number of warrants required to be issued will be reduced to a 2.5% interest if the balance outstanding under the Amended Credit Facility does not exceed $45 million, there are no outstanding Intangible Advances and the Company is not in default with the terms of the Amended Credit Facility. The exercise price of the warrants will be $.01 per share.

         The Company is dependent on the availability of borrowings pursuant to the Amended Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements. Management believes that the Company can remain in compliance with the terms of the Amended Credit Facility and meet its expected obligations throughout 2002. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

         On February 5, 2001, the Company completed the conversion of 12,500 shares of Series A Convertible Preferred Stock, having an aggregate liquidation preference of $12.5 million, into 1,322,751 shares of common stock. The Company registered the shares of common stock issued upon conversion of the preferred stock and warrants to purchase an additional 135,000 shares of common stock.

INFLATION

         Some of the Company's contracts provide for annual increases in the fixed base fee based upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. If the rate of inflation exceeds the levels projected, the excess costs will be absorbed by the Company. Conversely, the Company will benefit should the actual rate of inflation fall below the estimate used in the bidding and negotiation process.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. The Company currently maintains three interest collar agreements with three of its syndicate banks for a notional amount of $24 million. The collar agreements expire between October 2002 and May 2003.

         On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212,000 net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption (see Note 11).

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

         The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company will be required to adopt the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill will cease. Other than the effect on net income of not amortizing goodwill, management believes the adoption of SFAS No. 142 will not have a significant effect on the Company's results of operations or financial position. As of December 31, 2001, the Company has unamortized goodwill in the amount of approximately $44.6 million which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill during 2001 was approximately $3.8 million or $0.70 per share, net of tax using the Company's effective tax rate for 2001 of 4%.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company does not believe the 2002 adoption of SFAS 144 will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest expense represents 1.0% and 1.1% of the Company's revenues for 2001 and 2000, respectively. Long-term debt of $58.1 million at December 31, 2001 represents 36.7% of the Company's total liabilities and stockholders' equity (deficit). The Credit Facility requires the Company to protect its operating results from increases in interest rates. The Company, therefore, hedged its interest risk related to $30 million of the total borrowing capacity available under the Credit Facility by entering into four separate interest rate collar agreements with three of its syndicate banks for notional amounts ranging from $6 million to $9 million. One of these collar agreements expired on May 24, 2001, leaving notional amounts totaling $24 million outstanding on the remaining agreements at December 31, 2001, which expire between October 2002 and March 2003. These collar agreements, establish floors and ceilings on the 90-day LIBO rate in order to reduce the volatility of the Company's interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated February 20, 2002, except for Note 10, as to the which the date is March 15, 2002, begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information regarding the Directors and Executive Officers of the Company, the heading "Information as to Directors, Nominees and Executive Officers" and the subsection "Compliance with Section 16(a) of the Securities Exchange Act" under the heading "Additional Information" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on June 12 , 2002 (the "Company's 2002 Proxy Statement") and the accompanying text are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The subsection under the heading "Additional Information" entitled "Committees and Meetings" and the heading entitled "Executive Compensation" in the Company's 2002 Proxy Statement and the accompanying text are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The headings "Information as to Directors, Nominees and Executive Officers" and "Principal Stockholders" in the Company's 2002 Proxy Statement and the accompanying text are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The heading "Certain Transactions" in the Company's 2002 Proxy Statement and the accompanying text is incorporated hereby by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

         Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

    (2) Financial Statement Schedule

         Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

    (3) Exhibits


 EXHIBIT                                         DESCRIPTION
---------                                        -----------
   2.1       --            Securities Purchase Agreement, dated as of January
                           26, 1999, among the Company, Health Care Capital
                           Partners L.P. and Health Care Executive Partners L.P.
                           (incorporated herein by reference to Exhibit 99.2 to
                           the Company's Current Report on Form 8-K filed on
                           February 10, 1999).

   2.2       --            First Amendment to Securities Purchase Agreement,
                           dated as of June 17, 1999, among the Company, Health
                           Care Capital Partners L.P. and Health Care Executive
                           Partners L.P. (incorporated herein by reference to
                           Exhibit 2.4 to the Company's Amended Annual Report on
                           Form 10-K/A for the year ended December 31, 1998,
                           which Amended Annual Report was filed on July 29,
                           1999).

   3.1      --             Amended and Restated Certificate of Incorporation of
                           America Service Group Inc. (incorporated herein by
                           reference to Exhibit 3.1 to the Company's
                           Registration Statement on Form S-1, Registration No.
                           33-43306).

   3.2       --            Amended and Restated Bylaws of America Service Group
                           Inc. (incorporated herein by reference to Exhibit 3.2
                           to the Company's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1996).

   4.1       --            Specimen Common Stock Certificate (incorporated by
                           reference to Exhibit 4.1 to the Company's
                           Registration Statement on Form S-1, Registration No.
                           33-43306, as amended).

  10.1       --            Amended and Restated Warrant, dated as of January 26,
                           1999 and amended and restated on July 2, 1999,
                           issued by the Company to Health Care Capital
                           Partners L.P. (incorporated herein by reference to
                           Exhibit 10.2.1 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 2000).

  10.2       --            Amended and Restated Warrant, dated as of January 26,
                           1999 and amended and restated on July 2, 1999, issued
                           by the Company to Health Care Executive Partners
                           L.P. (incorporated herein by reference to
                           Exhibit 10.3.1 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 2000).

  10.3       --            Registration Rights Agreement, dated as of January
                           26, 1999, among the Company, Health Care Capital
                           Partners L.P. and Health Care Executive Partners L.P.
                           (incorporated herein by reference to Exhibit 99.8 to
                           the Company's Current Report on Form 8-K filed on
                           February 10, 1999).

  10.4       --            America Service Group Inc. Amended Incentive Stock
                           Plan (as adopted by the Board of Directors on March
                           19, 1996) (incorporated by reference to Exhibit 10.1
                           to the Company's Quarterly Report on Form 10-Q for
                           the three month period ending June 30, 1996).

  10.5       --            America Service Group Inc. 401(k) Profit Sharing Plan
                           (incorporated by reference to Exhibit 10.9 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1992).

  10.6       --            Asset Purchase Agreement, dated as of March 29, 2000,
                           between the Company and Correctional Physician
                           Services, Inc., Kenan Umar and Emre Umar, Consent
                           and Agreement, as amended by Amendment One to Asset
                           Purchase Agreement, dated as of March 29, 2000.
                           (incorporated herein by reference to Exhibit 2.8 to
                           the Company's Annual Report on Form 10-K for the
                           year ended December 31, 2000).

  10.7       --            Stock Purchase Agreement, dated as of April 24, 2000,
                           between the Company and the Shareholders of
                           Correctional Health Services, Inc. (incorporated
                           herein by reference to Exhibit 99.1 to the Company's
                           Current Report on Form 8-K filed on July 14, 2000).

  10.8       --            Asset Purchase Agreement, dated September 20, 2000,
                           by and among Secure Pharmacy Plus, Inc.; Stadtlander
                           Operating Company L.L.C.; Stadtlander Licensing
                           Company, LLC; Stadtlander Drug of California, LP
                           and Stadtlander Drug of Hawaii, LP (incorporated
                           herein by reference to Exhibit 99.1 to the Company's
                           Current Report on Form 8-K filed on October 4, 2000).

  10.9       --            Amended and Restated Employment Agreement, dated
                           September 1, 1998, between Michael Catalano and the
                           Company (incorporated by reference to Exhibit 10.1 to
                           the Company's Quarterly Report on Form 10-Q for the
                           three month period ending September 31, 1998).

  10.10      --            Non-Qualified Stock Option between the Company and
                           Michael Catalano, dated July 12, 1996, (incorporated
                           by reference to Exhibit 10.20 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1996).

  10.11      --            Employment Agreement dated February 20, 1998 between
                           Bruce A. Teal and the Company (incorporated by
                           reference to Exhibit 10.18 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1997).

  10.12      --            Non-Qualified Stock Option between the Company and
                           Bruce A. Teal dated, December 18, 1996, (incorporated
                           by reference to Exhibit 10.21 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1996).

  10.13      --            Employment Agreement, dated February 12, 1998,
                           between Gerard F. Boyle and the Company (incorporated
                           by reference to Exhibit 10.20 to the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1997).

  10.14      --            Non-Qualified Stock Option between the Company and
                           Gerard F. Boyle, dated February 12, 1998
                           (incorporated by reference to Exhibit 10.21 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1997).

  10.15      --            Employment Agreement, dated October 10, 2000,
                           between S. Walker Choppin and the Company.
                           (incorporated herein by reference to Exhibit 10.23
                           to the Company's Annual Report on Form 10-K for the
                           year ended December 31, 2000).

  10.16      --            Lease by and between Principal Mutual Life Insurance
                           Company and America Service Group Inc. dated
                           September 6, 1996 (incorporated herein by reference
                           to Exhibit 10.23 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1997).

  10.17      --            Amended and Restated Incentive Stock Plan of the
                           Company (incorporated by reference to Exhibit 10.27
                           to the Company's Quarterly Report on Form 10-Q for
                           the three months ending June 30, 1997).

  10.18      --            America Service Group Inc. 1999 Incentive Stock Plan
                           (incorporated by reference to Annex B to the
                           Company's definitive Proxy Statement for its Annual
                           Meeting of Stockholders held on August 30, 1999,
                           which definitive Proxy Statement was filed on July
                           28, 1999).

  10.19      --            Amended and Restated Credit Agreement, dated as of
                           August 1, 2000, between the Company as Borrower,
                           the Company's subsidiaries as listed therein, as
                           Guarantors, the Lenders identified therein and Bank
                           of America, N.A., as Administrative Agent and as
                           Issuing Bank. (incorporated herein by reference to
                           Exhibit 10.27 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 2000).

  10.20      --            Overline Agreement, dated September 19, 2000, among
                           the Company, the Company's Subsidiaries, who are
                           parties to the Credit Agreement, the lenders who are
                           party to the Credit Agreement, and Bank of America,
                           N.A. (incorporated herein by reference to Exhibit
                           10.28 to the Company's Annual Report on Form 10-K
                           for the year ended December 31, 2000).


  10.21      --            Waiver No. 1, dated July 25, 2001, to Amended and
                           Restated Credit Agreement, as of August 1, 2000, by
                           and among the Company, the subsidiaries of the
                           Company who are parties to the Credit Agreement, the
                           several lenders who are now or hereafter become
                           parties to the Credit Agreement, and Bank of America,
                           N.A., a national banking association, individually
                           and as administrative agent of the lenders
                           (incorporated herein by reference to Exhibit 10.1 to
                           the Company's Quarterly Report on Form 10-Q for the
                           three month period ended June 30, 2001).

  10.22      --            Amendment No. 1 to Amended and Restated Credit

                           Agreement, dated August 27, 2001, by and among the Company, the subsidiaries of the Company who are parties to the Credit Agreement, the several lenders who are now or hereafter become parties to the Credit
                           Agreement, and Bank of America, N.A., a national banking association, individually and as administrative agent of the lenders (incorporated herein by reference to Exhibit 10.2 to the Company's
                           Quarterly Report on Form 10-Q for the three month period ended September 30, 2001).

  10.23      --            Contract between the Company and healthprojects, LLC
                           dated September 17, 2001, to perform services as
                           directed by ASG management (incorporated herein by
                           reference to Exhibit 10.4 to the Company's Quarterly
                           Report on Form 10-Q for the three month period ended
                           September 30, 2001).

  10.24      --            Employment Agreement, dated October 15, 2001, with
                           Michael W. Taylor as Senior Vice President and Chief
                           Financial Officer of the Company (incorporated herein
                           by reference to Exhibit 10.5 to the Company's
                           Quarterly Report on Form 10-Q for the three month
                           period ended September 30, 2001).

  10.25      --            Waiver and Second Amendment To Amended and Restated
                           Credit Agreement dated November 13, 2001, by and
                           among the Company, the subsidiaries of the Company
                           who are parties to the Credit Agreement, the several
                           lenders who are now or hereafter become parties to
                           the Credit Agreement, and Bank of America, N.A., a
                           national banking association, individually and as
                           administrative agent of the lenders (incorporated
                           herein by reference to Exhibit 10.3 to the Company's
                           Quarterly Report on Form 10-Q for the three month
                           period ended September 30, 2001).

  10.26      --            Amendment No. 3 to Amended and Restated Credit
                           Agreement, dated March 15, 2002, by and among the
                           Company, the subsidiaries of the Company who are
                           parties to the Credit Agreement, the several lenders
                           who are now or hereafter become parties to the Credit
                           Agreement, and Bank of America, N.A., a national
                           banking association, individually and as
                           administrative agent of the lenders.

  21.1       --            Subsidiaries of the Company.

  23.1       --            Consent of Ernst & Young LLP.


(b) Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on March 28, 2002.

                                     AMERICA SERVICE GROUP INC.


                                     By:          /s/ MICHAEL CATALANO
                                         --------------------------------------
                                                   Michael Catalano
                                                Chairman, President and
                                                Chief Executive Officer

         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 28, 2002.

SIGNATURES                                                                            TITLE
----------                                                                            -----

                  /s/ MICHAEL CATALANO                             Chairman, President and Chief Executive Officer
-----------------------------------------------------
                    Michael Catalano

                  /s/ MICHAEL W. TAYLOR                            Senior Vice President and Chief Financial Officer
-----------------------------------------------------
                    Michael W. Taylor

                  /s/ WILLIAM D. EBERLE                            Director
-----------------------------------------------------
                    William D. Eberle

                 /s/ BURTON C. EINSPRUCH                           Director
-----------------------------------------------------
                   Burton C. Einspruch

                  /s/ DAVID A. FREEMAN                             Director
-----------------------------------------------------
                    David A. Freeman

                  /s/ CAROL R. GOLDBERG                            Director
-----------------------------------------------------
                    Carol R. Goldberg

                 /s/ RICHARD M. MASTALER                           Director
-----------------------------------------------------
                   Richard M. Mastaler

                 /s/ JEFFREY L. MCWATERS                           Director
-----------------------------------------------------
                   Jeffrey L. McWaters

                  /s/ RICHARD D. WRIGHT                            Vice Chairman of Operations
-----------------------------------------------------
                    Richard D. Wright


                           AMERICA SERVICE GROUP INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                               PAGE
                                                                                                                               ----
FINANCIAL STATEMENTS
Report of Independent Auditors............................................................................................     F-2
Consolidated Balance Sheets at December 31, 2001 and 2000.................................................................     F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999...............................     F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31,
  2001, 2000 and 1999.....................................................................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999................................     F-6
Notes to Consolidated Financial Statements................................................................................     F-7

FINANCIAL STATEMENT SCHEDULE
Valuation and qualifying Accounts and Reserves (Schedule II) for the years ended December 31,
  2001, 2000 and 1999.....................................................................................................     F-22

         All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated Financial Statements or the Notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Service Group Inc.

    We have audited the accompanying consolidated balance sheets of America Service Group Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

    As described in Note 2 to the consolidated financial statements, America Service Group Inc. changed its method of accounting for derivative financial instruments.

                                                    /s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 20, 2002, except for Note 10,
         as to which the date is March 15, 2002.

                           AMERICA SERVICE GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                           -------------------------------
                                                                                               2001               2000
                                                                                           ------------       ------------
                                                                                           (SHOWN IN 000'S EXCEPT SHARE AND
                                                                                                   PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $     10,382       $        256
  Accounts receivable: healthcare and other less allowances of $344
    and $205 at December 31, 2001 and 2000, respectively.................................        64,691             64,053
  Inventories............................................................................         7,747              7,497
  Prepaid expenses and other current assets..............................................         6,984              1,427
  Current deferred taxes.................................................................            --              1,143
                                                                                           ------------       ------------
Total current assets.....................................................................        89,804             74,376
Property and equipment, net..............................................................         7,827              8,651
Goodwill, net............................................................................        44,566             61,358
Contracts, net...........................................................................        13,242             14,002
Other intangibles, net...................................................................         1,683              1,925
Other assets.............................................................................         1,172              1,090
                                                                                           ------------       ------------
Total assets.............................................................................  $    158,294       $    161,402
                                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................................................  $     31,159       $     21,664
  Medical claims liability...............................................................        15,238             11,285
  Accrued expenses.......................................................................        28,062             24,213
  Deferred revenue.......................................................................         4,161              1,641
  Current portion of loss contract reserve...............................................         4,310                 --
  Current portion of long-term debt......................................................        10,700                 --
                                                                                           ------------       ------------
Total current liabilities................................................................        93,630             58,803
Noncurrent portion of accrued expenses...................................................         6,810              3,680
Noncurrent portion of loss contract reserve..............................................        14,008                 --
Deferred taxes...........................................................................            --                757
Long-term debt, net of current portion...................................................        47,400             56,800
                                                                                           ------------       ------------
Total liabilities........................................................................       161,848            120,040
Commitments and contingencies
Mandatory redeemable preferred stock, 500,000 shares authorized;
  125,000 shares issued and outstanding at December 31, 2000.............................            --             12,397
Common stock, $.01 par value, 10,000,000 shares authorized; 5,437,000 and
  4,057,000 shares issued and outstanding at December 31, 2001 and 2000,
   respectively..........................................................................            54                 41
Additional paid-in capital...............................................................        31,377             18,259
Stockholders' notes receivable...........................................................        (1,383)            (1,384)
Accumulated other comprehensive loss.....................................................          (645)                --
Retained earnings (deficit)..............................................................       (32,957)            12,049
                                                                                           ------------       ------------
Total liabilities and stockholders' equity (deficit).....................................  $    158,294       $    161,402
                                                                                           ============       ============

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           AMERICA SERVICE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------------
                                                                          (SHOWN IN 000'S EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                               2001             2000               1999
                                                                           ------------     ------------       ------------
       Healthcare revenues............................................     $    552,471     $    381,946       $    272,926
       Healthcare expenses............................................          532,739          344,759            245,485
                                                                           ------------     ------------       ------------
         Gross margin.................................................           19,732           37,187             27,441
       Selling, general, and administrative expenses..................           19,063           13,838             12,335
       Depreciation and amortization..................................            7,535            5,962              3,545
       Impairment of long-lived assets................................           13,236               --                 --
       Strategic initiative and severance expenses....................            2,562               --                 --
       Charge for loss contracts......................................           18,318               --                 --
                                                                           ------------     ------------       ------------
         Income (loss) from operations................................          (40,982)          17,387             11,561
       Interest, net..................................................            5,713            4,077              3,830
                                                                           ------------     ------------       ------------
         Income (loss) before income taxes............................          (46,695)          13,310              7,731
       Income tax provision (benefit).................................           (1,852)           5,503              3,091
                                                                           -------------    ------------       ------------
         Net income (loss)............................................          (44,843)           7,807              4,640
       Preferred stock dividends......................................              163              648              2,312
                                                                          -------------    -------------      -------------
       Net income (loss) attributable to common shares................     $    (45,006)    $      7,159       $      2,328
                                                                           ============     ============       ============
       Net income (loss) per common share:
         Basic........................................................     $      (8.50)    $       1.86       $       0.64
                                                                           ============     ============       ============
         Diluted......................................................     $      (8.50)    $       1.40       $       0.60
                                                                           ============     ============       ============
       Weighted average common shares outstanding:
         Basic........................................................        5,292,000        3,854,000          3,613,000
                                                                           ============     ============       ============
         Diluted......................................................        5,292,000        5,587,000          3,877,000
                                                                           ============     ============       ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AMERICA SERVICE GROUP INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (SHOWN IN 000'S EXCEPT SHARE AMOUNTS)


                                                       COMMON STOCK          ADDITIONAL   STOCKHOLDERS'
                                               ---------------------------    PAID-IN        NOTES
                                                  SHARES         AMOUNT        CAPITAL     RECEIVABLES
                                               ------------   ------------  ------------  -------------

BALANCE AT JANUARY 1, 1999.................     3,573,000     $       36    $      8,351            --
Issuance of common stock under employee
  stock plan...............................        26,000             --             310            --
Exercise of options and related
  tax benefits.............................        55,000             --             519            --
Issuance of common stock under incentive
  stock plan...............................        75,000              1           1,075        (1,039)
Issuance of common stock warrants..........            --             --             659            --
Noncash, nonrecurring dividend on
  redeemable preferred stock -- beneficial
  conversion feature.......................            --             --           1,942            --
Dividends on redeemable preferred stock....            --             --              --            --
Interest income on stockholders' notes
 receivable................................            --             --              --           (21)
Net income.................................            --             --              --            --
                                               ----------        -------     -----------   -----------
BALANCE AT DECEMBER 31, 1999...............     3,729,000     $       37    $     12,856  $     (1,060)
Issuance of common stock under employee
  stock plan...............................        38,000              1             615            --
Exercise of options and related
  tax benefits.............................       274,000              3           2,646            --
Issuance of common stock under incentive
  stock plan...............................        16,000             --             300          (263)
Dividends on redeemable preferred stock....            --             --              --            --
Interest income on stockholders' notes
  receivable...............................            --             --              --           (61)
Expiration of redemption feature of
redeemable common stock....................            --             --           1,842            --
Net income.................................            --             --              --            --
                                               ----------        -------     -----------   -----------
BALANCE AT DECEMBER 31, 2000...............     4,057,000        $    41     $    18,259   $    (1,384)
Unrealized loss on interest rate collar
  agreements...............................            --             --              --            --
Net loss...................................            --             --              --            --

     Total comprehensive loss .............
Cumulative effect of change in accounting
  principle................................            --             --              --            --
Issuance of common stock under employee
 stock plan................................         9,000             --              35            --
Exercise of options and related tax benefits       42,000             --             509            --
Issue of common stock under incentive stock
  plan.....................................         6,000             --              87            --
Dividends on redeemable preferred stock....            --             --              --            --
Interest income on stockholders' notes
 receivable................................            --             --              --           (80)
Proceeds from stockholders' notes receivable           --             --              --            81
Conversion of mandatory redeemable preferred
  stock....................................     1,323,000             13          12,487            --
                                               ----------     ----------     -----------  ------------
BALANCE AT DECEMBER 31, 2001...............     5,437,000     $       54     $    31,377  $     (1,383)
                                               ==========     ==========     ===========  ============


                                                  RETAINED       OTHER
                                                  EARNINGS    COMPREHENSIVE
                                                  (DEFICIT)        LOSS             TOTAL
                                                ------------  --------------     -----------

BALANCE AT JANUARY 1, 1999.................      $     2,562            --     $    10,949
Issuance of common stock under employee
  stock plan...............................               --            --             310
Exercise of options and related
  tax benefits.............................               --            --             519
Issuance of common stock under incentive
  stock plan...............................               --            --              37
Issuance of common stock warrants..........               --            --             659
Noncash, nonrecurring dividend on
  redeemable preferred stock -- beneficial
  conversion feature.......................           (1,942)           --              --
Dividends on redeemable preferred stock....             (370)           --            (370)
Interest income on stockholders' notes                    --            --             (21)
  receivable...............................
Net income.................................            4,640            --           4,640
                                                 -----------   -----------      ----------
BALANCE AT DECEMBER 31, 1999...............      $     4,890            --     $    16,723
Issuance of common stock under employee
  stock plan...............................               --            --             616
Exercise of options and related
  tax benefits.............................               --            --           2,649
Issuance of common stock under incentive
  stock plan...............................               --            --              37
Dividends on redeemable preferred stock....             (648)           --            (648)
Interest income on stockholders' notes
  receivable...............................               --            --             (61)
Expiration of redemption feature of
  redeemable common stock..................               --            --           1,842
Net income.................................            7,807            --           7,807
                                                 -----------   -----------      ----------
BALANCE AT DECEMBER 31, 2000...............      $    12,049            --     $    28,965
Unrealized loss on interest rate collar
  agreements...............................               --          (433)           (433)
Net loss...................................          (44,843)           --         (44,843)
                                                                                ----------
     Total comprehensive loss .............                                        (45,276)
Cumulative effect of change in accounting
  principle................................               --          (212)           (212)
Issuance of common stock under employee
 stock plan................................               --            --              35
Exercise of options and related tax benefits              --            --             509
Issue of common stock under incentive stock
  plan.....................................               --            --              87
Dividends on redeemable preferred stock....             (163)           --            (163)
Interest income on stockholders' notes
  receivable................................              --            --             (80)
Proceeds from stockholders' notes receivable              --            --              81
Conversion of mandatory redeemable preferred
  stock....................................               --            --          12,500
                                                 -----------  ------------     -----------
BALANCE AT DECEMBER 31, 2001...............      $   (32,957)  $      (645)    $    (3,554)
                                                 ===========   ===========     ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AMERICA SERVICE GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------------
                                                                                        2001           2000            1999
                                                                                   -------------  -------------    ------------
                                                                                             (AMOUNTS SHOWN IN 000'S)
OPERATING ACTIVITIES
Net income (loss)...........................................................       $     (44,843) $       7,807    $      4,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.............................................               7,535          5,962           3,545
  Finance cost amortization.................................................                 952            232             121
  Accretion of subordinated notes...........................................                  --             --             534
  Impairment of long-lived assets...........................................              13,236             --              --
  Charge for loss contracts.................................................              18,318             --              --
  Interest on stockholders' notes receivable................................                 (80)           (61)            (21)
  Deferred income tax provision.............................................                 817          1,464           2,220
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable.....................................................                (638)       (22,397)         13,475
    Prepaid expenses and other current assets...............................              (5,807)         2,533          (5,544)
    Other assets............................................................                 (27)             4             216
    Accounts payable........................................................               9,495          9,481           9,093
    Accrued expenses........................................................               9,570          2,412          (5,525)
    Deferred revenue........................................................               2,520            750             891
                                                                                   -------------  -------------   -------------
          Net cash provided by operating activities.........................              11,048          8,187          23,645
                                                                                   -------------  -------------   -------------

INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired............................                 --         (38,669)        (66,077)
Capital expenditures........................................................              (1,867)        (3,089)         (1,910)
Other.......................................................................                 --             --             (400)
                                                                                   -------------  -------------    ------------
          Net cash used in investing activities.............................              (1,867)       (41,758)        (68,387)
                                                                                   -------------  -------------    ------------

FINANCING ACTIVITIES
Net borrowings on line of credit............................................               1,300         31,300          25,500
Proceeds from subordinated notes............................................                  --             --          15,000
Finance costs...............................................................              (1,006)          (751)           (520)
Proceeds from mandatory redeemable preferred stock..........................                  --             --            5,000
Payment of mandatory redeemable preferred stock dividends...................                 (61)          (468)           (370)
Payment on subordinated notes...............................................                  --             --          (7,500)
Proceeds from stockholder note receivable...................................                  81             --              --
Issuance of common stock....................................................                  35            653             346
Exercise of stock options...................................................                 596          2,649             519
                                                                                    ------------   ------------    ------------
          Net cash provided by financing activities.........................                 945         33,383          37,975
                                                                                    ------------   ------------    ------------

Net increase (decrease) in cash and cash equivalents........................              10,126           (188)         (6,767)
Cash and cash equivalents at beginning of year..............................                 256            444           7,211
                                                                                    ------------   ------------    ------------
Cash and cash equivalents at end of year....................................        $     10,382   $        256    $        444
                                                                                    ============   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest......................................................        $      5,194   $      3,423    $      3,355
                                                                                    ============   ============    ============
Cash paid for income taxes..................................................        $      1,948   $      4,870    $        639
                                                                                    ============   ============    ============

NONCASH TRANSACTIONS
Conversion of subordinated notes to mandatory redeemable
  preferred stock...........................................................        $        --    $         --     $     7,370
                                                                                    ===========    ============     ===========
Conversion of mandatory redeemable preferred stock to common stock..........        $    12,500    $         --     $        --
                                                                                    ===========    ============     ===========
Discount on subordinated notes for stock warrants issued....................        $        --    $         --     $       659
                                                                                    ===========    ============     ===========
Non-recurring dividend on mandatory redeemable preferred stock..............        $        --    $         --     $     1,942
                                                                                    ===========    ============     ===========
Issuance of common stock under Incentive Plan for stockholders'
  notes receivable..........................................................        $        --    $        263     $     1,039
                                                                                    ===========    ============     ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AMERICA SERVICE GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
           (SHOWN IN 000'S EXCEPT INMATE, SHARE AND PER SHARE AMOUNTS)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Prison Health Services, Inc., EMSA Correctional Care, Inc. and EMSA Military Services, Inc., Correctional Health Services, Inc. and Secure Pharmacy Plus, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used primarily in the recording of the accruals of unbilled medical services calculated based upon a claims payment lag methodology, loss contract reserves and professional and general liability claims. The claims payment lag methodology utilized for recording amounts for unbilled medical claims is based upon historical payment patterns using actual utilization data including hospitalization, one day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change (see Note 6).

  Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments reported in the Consolidated Balance Sheets, consisting of cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximate their fair values.

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

         The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred (i.e., expected future healthcare costs and maintenance costs will exceed anticipated future revenue and stop-loss insurance recoveries if material) and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis (see Note 5).

                           AMERICA SERVICE GROUP INC.

  Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments with original maturities of three months or less when purchased. The Company maintains its cash and cash equivalent balances primarily with one high credit quality financial institution. The Company manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institution.

  Accounts Receivable

         Accounts receivable represent amounts due from state and local governments and certain private entities for healthcare services provided by the Company and pharmaceutical sales of the Company.

  Inventory

         Pharmacy and medical supplies inventory is stated at the lower of cost (first-in, first-out method) or market.

  Depreciation

         Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

  Intangible Assets

         The unamortized excess of the costs of acquisitions over the fair value of the net tangible assets received at the date of acquisition include contracts, non-compete agreements and goodwill. Goodwill amortization expense of $3,842, $3,387 and $1,654 for 2001, 2000, 1999, respectively, was computed using the straight-line method over periods from 10 to 20 years. Contract amortization expense of $760, $676 and $522 for 2001, 2000 and 1999, respectively, was computed using the straight-line method over 20 years as determined by an independent appraisal. Amortization of the non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $242, $317 and $158 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, accumulated amortization of goodwill, contracts and non-compete agreements are $6,808, $1,958 and $717, respectively. As of December 31, 2000, accumulated amortization of goodwill, contracts and non-compete agreements are $5,041, $1,198 and $475, respectively.

  Other Assets

         Other assets include $2,276 of deferred financing costs related to the $65 million syndicated credit facility and previous versions thereof (see Note
10). Amortization of $952, $232 and $121, for the years ended December 31, 2001, 2000 and 1999, respectively, related to the deferred financing costs is computed using the straight-line method over the remaining life of the syndicated credit facility and is included in interest expense on the accompanying Consolidated Statements of Operations. Accumulated amortization as of December 31, 2001 and 2000 was $1,302 and $353, respectively.

  Long-Lived Assets

         Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and intangible assets and considers events, circumstances and operating results, including consideration of contract performance at the fixed price contract level, to determine if impairment exists. If long-lived assets are deemed impaired, management adjusts the asset value to fair value (see Note 4).

                           AMERICA SERVICE GROUP INC.

  Preferred Stock

         The Board of Directors has the power and authority to establish preferences related to dividends, redemptions, payment on liquidation, conversion privileges and voting rights. During 1999, the Company authorized 500,000 shares of mandatory redeemable convertible preferred stock, with a $100 per share liquidation value and a 5% coupon. During 1999, a total of 125,000 of such shares were issued as part of the EMSA acquisition discussed in Note 3 (See also Note 13).

  Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Strategic Initiative and Severance Expenses

         During 2001, the Company incurred certain strategic initiative expenses. This initiative was discontinued in the third quarter of 2001. Additionally, during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

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

  Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. The Company currently maintains three interest collar agreements with three of its syndicate banks for a notional amount of $24,000. The collar agreements expire between October 2002 and May 2003.

         On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption (see Note 11).

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

         The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company will be required to adopt the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill will cease. Other than the effect on net income of not amortizing goodwill, management believes the adoption of SFAS No. 142 will not have a significant effect on the Company's results of

                           AMERICA SERVICE GROUP INC.

operations or financial position. As of December 31, 2001, the Company has unamortized goodwill in the amount of $44,566 which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill during 2001 was $3,842.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Management does not believe the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

  Reclassifications

         Certain prior period amounts have been reclassified in order to conform to current period presentation.

3. ACQUISITIONS

  2000 Acquisitions

         On September 20, 2000, the Company acquired certain assets of Stadtlanders Corrections Division, a subsidiary of Bergen Brunswig, Inc. and a pharmacy company, for $7,900 in cash. The pharmacy division is operated as a subsidiary of ASG under the name Secure Pharmacy Plus, Inc. ("SPP"). As of the acquisition date, SPP serviced over 300,000 inmates in 41 states. SPP's sales to PHS are eliminated in consolidation.

         Effective June 1, 2000, the Company acquired the stock of Correctional Health Services, Inc. ("CHS") for $16,662 in cash, net of $338 of cash received. The purchase price was financed by advances pursuant to the Company's then existing Senior Credit Facility, which was increased in connection with the acquisition. As of the acquisition date, CHS serviced nineteen contracts and provided healthcare services to approximately 12,000 inmates.

         On March 29, 2000, the Company acquired the Pennsylvania and New York assets of Correctional Physician Services, Inc. ("CPS") for $14,000 in cash. CPS assigned its contracts for the Eastern Region of the Pennsylvania Department of Corrections and the Yonkers Region of the New York Department of Correctional Services to PHS. CPS is a privately held company with headquarters in Blue Bell, Pennsylvania. Combined, the Pennsylvania and New York operations of CPS provided services to approximately 21,000 inmates and had approximately $41,000 in revenue during 1999. Approximately $1,800 of the cash purchase price was placed in escrow for payment of a portion of the seller's liability under a contract cost sharing provision. In 2001, the liability was paid using the escrowed cash.

         The 2000 acquisitions were financed under the Company's then existing credit facilities or expansions thereof (see Note 10). The acquisitions were accounted for using the purchase method of accounting and results of operations of the acquired entities or contracts have been included in the accompanying Consolidated Statements of Operations from the respective acquisition dates.

  1999 Acquisitions

         On January 26, 1999, the Company purchased all of the outstanding stock of EMSA Government Services, Inc. ("EMSA") from InPhyNet Administrative Services, Inc. ("InPhyNet") for $63,400 in cash, net of a $3,600 working capital payment from InPhyNet. InPhyNet was a wholly owned subsidiary of MedPartners, Inc. ("MedPartners"). As of the acquisition date, EMSA and its subsidiaries provided comprehensive managed healthcare solutions to approximately 70,000 inmates housed in state and local correctional facilities and provided emergency medicine and primary healthcare services to active and retired military personnel and their dependents at medical facilities operated by the U.S. Department of Defense and the Veterans Administration.

         The EMSA acquisition was financed using funds available under the Company's credit facilities and the issuance of subordinated convertible bridge notes and mandatory redeemable preferred stock. The EMSA acquisition was accounted for using the purchase method of accounting and results of operations of the acquired entity have been included in the accompanying Consolidated Statements of Operations from the acquisition date.

                           AMERICA SERVICE GROUP INC.

         The 2000 and 1999 acquisitions are summarized as follows:

                                                              EMSA              CPS           CHS            SPP           TOTAL
                                                           ----------       ----------     ---------    -------------    ---------
         Fair value of net operating assets acquired
          (liabilities assumed)..........................  $   19,000       $   (2,200)    $    (600)   $       4,500    $  20,700
         Fair value of contracts acquired................      11,200               --         4,000               --       15,200
         Non-compete agreements..........................         400               --         2,000               --        2,400
         Goodwill........................................      35,500           16,200        11,300            3,400       66,400
                                                           ----------       ----------     ---------    -------------    ---------
         Cost of acquisitions (net of cash acquired)....   $   66,100       $   14,000     $  16,700    $       7,900    $ 104,700
                                                           ==========       ==========     =========    =============    =========

         The following unaudited pro forma results of operations give effect to the operations of EMSA, CHS, CPS and SPP as if the acquisitions had occurred at the beginning of the year of acquisition and the beginning of the immediately preceding year.

                                                                                             2000          1999
                                                                                        ------------  -------------
         Healthcare revenue.........................................................    $    421,049  $     335,927
         Net income attributable to common shares...................................    $      6,303  $       1,593
         Net income per common share:
           Basic....................................................................    $      1.64   $        0.44
           Diluted..................................................................    $      1.24   $        0.41

4.  IMPAIRMENT OF LONG-LIVED ASSETS

         During 2001, the Company was notified that another vendor had been selected to negotiate a contract to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company's contract on December 31, 2002. The Company also anticipates that it will cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company's contract on May 31, 2002 as the healthcare services are to be assumed by the client. These contracts represent substantially all of the operations acquired in the acquisition of CPS. Given these factors, and in accordance with SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recorded a non-cash impairment charge of $13,236 during the second quarter of 2001 representing the excess net goodwill recorded in connection with the aforementioned acquisition of CPS over the fair value of the two contracts. The Company estimated the fair value of the contracts by calculating the net present value of estimated cash flows during the remaining term of the contracts adjusted for certain other factors.

5.   CHARGE FOR LOSS CONTRACTS

         The Company performs an annual comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of the 2001 review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59,700 and negative gross margin of $4,700. Based upon management's projections, these contracts are expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge have expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge relates to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which expires June 30, 2004. The remaining liability covers the State of Maine contract, which expires June 30, 2002, and two county contracts, which expire August 15, 2002 and June 30, 2005.

6.  CHANGES IN ACCOUNTING ESTIMATES

         During the second quarter of 2001, the Company recorded changes in accounting estimate charges of approximately $6,000 to strengthen medical claims reserves due to adverse development of prior years' medical claims, $1,300 for certain legal costs and $400 for various other charges.

         During the fourth quarter of 2001, the Company increased its legal reserves $600, related to further development of malpractice cases previously covered by certain insurance carriers presently in liquidation.

                           AMERICA SERVICE GROUP INC.

         The charge for strengthening medical claims reserve was primarily the result of updated information that indicated actual utilization and cost data for inpatient and outpatient services were higher than the historical levels previously used to estimate the reserve. The charges for legal and malpractice insurance exposures primarily relate to management's estimate of liquidity issues of certain insurance carriers who provided coverage to the Company from 1992-1997.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets are stated at cost and comprised of the following:

                                                                                            DECEMBER 31,
                                                                                   ---------------------------
                                                                                       2001            2000
                                                                                   -----------     -----------
        Prepaid insurance......................................................    $     6,403      $      898
        Prepaid performance bonds..............................................            281             163
        Prepaid other..........................................................            300             366
                                                                                   -----------      ----------
                                                                                   $     6,984      $    1,427
                                                                                   ===========      ==========

8.  PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and comprised of the following:

                                                                              DECEMBER 31,
                                                                    -------------------------------     ESTIMATED
                                                                       2001               2000         USEFUL LIVES
                                                                    ------------       ------------    ------------
     Leasehold improvements......................................   $     1,158        $     1,153        5 years
     Equipment and furniture.....................................        10,469              9,156        5 years
     Computer software...........................................         1,317              1,122        3 years
     Medical equipment...........................................         2,155              1,833        5 years
     Automobile..................................................            14                 14        5 years
                                                                    -----------        -----------
                                                                         15,113             13,278
     Less: Accumulated depreciation..............................        (7,286)            (4,627)
                                                                    -----------        -----------
                                                                    $     7,827        $     8,651
                                                                    ===========        ===========

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $2,691, $1,563 and $1,200, respectively.

9.  ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                           DECEMBER 31,
                                                                                   -----------------------------
                                                                                       2001             2000
                                                                                   -------------    ------------
        Salaries and employee benefits.........................................    $     18,474     $     12,413
        Professional liability claims..........................................           7,810            4,786
        Accrued workers' compensation..........................................             434            1,148
        CPS cost sharing liability and other acquisition costs.................           1,281            3,570
        Other..................................................................           6,873            5,976
                                                                                   ------------     ------------
                                                                                         34,872           27,893
        Less: Noncurrent portion of liability claims...........................          (6,810)          (3,680)
                                                                                   -------------    ------------
                                                                                   $     28,062     $     24,213
                                                                                   ============     ============

                           AMERICA SERVICE GROUP INC.

10.  BANKING ARRANGEMENTS

         The Company's debt consists of a revolving credit facility (the "Credit Facility"). At December 31, 2001, the Company had $58,100 outstanding under the Credit Facility and $50 available for future borrowings. The Credit Facility was executed with a syndicate of three banks (the "Lenders") with Bank of America, N.A. acting as the lead bank and administrative agent.

         On March 15, 2002, the Company executed an amendment to the Credit Facility (the "Amended Credit Facility"). Beginning March 15, 2002, the Company's borrowings under the Amended Credit Facility are limited to the lesser of 1) the sum of eligible accounts and receivables (as defined) plus an intangible advance of up to $11,000 ("Intangible Advances") or 2) $57,000 (the "Maximum Commitment"). Interest under the Amended Credit Facility is payable monthly at the Bank of America, N.A. prime rate plus 3.0% (5.0% for balances due under Intangible Advances). The Amended Credit Facility matures on April 1, 2003 and all amounts outstanding will be due and payable on such date. In addition, the Company is required to make scheduled reductions in the Intangible Advances allowed and the Maximum Commitment prior to that date. The following table presents the Maximum Commitment and the maximum allowed Intangible Advances (included within the Maximum Commitment) as of March 15, 2002 and each scheduled reduction date.

                                              Maximum          Intangible
         Date                               Commitment          Advances
         -------------------------------   -----------       --------------
         March 15, 2002                    $   57,000        $     11,000
         July 1, 2002                          57,000              10,000
         September 1, 2002                     56,000              10,000
         October 1, 2002                       55,000               9,000
         December 1, 2002                      54,000               9,000
         February 1, 2003                      53,000               9,000
         March 1, 2003                         52,000               9,000

At December 31, 2001, the Company has classified $10,700 of the amount outstanding under the Credit Facility as current based on the Maximum Commitment reductions which will occur in 2002, as outlined above, and management's estimates of principle reductions that will be required to allow for increases in standby letters of credit anticipated in 2002.

At December 31, 2001, the Company had standby letters of credit outstanding totaling $3,350. The letters of credit were issued pursuant to the Amended Credit Facility. The amount available to the Company for borrowing under the Amended Credit Facility is reduced by the amount of each outstanding standby letter of credit. Under the terms of the Amended Credit Facility, the Company may have up to $6,600 of standby letters of credit outstanding.

Under the terms of the Amended Credit Facility, the Company will be required to pay an annual commitment fee equal to 0.5% of the unused Maximum Commitment and an annual standby letter of credit commitment fee equal to 4.5% of the average standby letters of credit outstanding during the year.

At December 31, 2001, the Company was not in compliance with certain financial covenant requirements of the Credit Facility. In connection with the execution of the Amended Credit Facility in March 2002, the Company obtained waivers of these financial covenants. Subsequent to March 15, 2002, the Amended Credit Facility will require the Company to meet certain financial covenants related to minimum levels of net worth and earnings. The Amended Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, capital expenditures, indebtedness and sales or transfers of assets.

The Company is dependent on the availability of borrowings pursuant to the Amended Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2002. Management believes the Company can remain in compliance with the terms of the Amended Credit Facility and meet its expected obligations throughout 2002. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

                           AMERICA SERVICE GROUP INC.

         Under the terms of the Amended Credit Facility, if any Amended Credit Facility obligations remain outstanding at December 31, 2002, the Company will be required to issue the Lenders warrants to purchase common shares equal to a 5.0% interest in the Company's outstanding common stock. The number of warrants required to be issued will be reduced to a 2.5% interest, if the balance outstanding under the Amended Credit Facility does not exceed $45,000, there are no outstanding Intangible Advances and the Company is not in default with the terms of the Amended Credit Facility. The exercise price of the warrants will be $.01 per share.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

         In order to protect the Company from interest rate volatility and as required by the aforementioned Credit Facility, the Company entered into four interest rate collar agreements ("the derivatives") during 2000 and 1999 with three of its syndicated banks ("the hedging banks") for a notional amount of $30,000. One of these derivatives expired May 24, 2001, leaving notional amounts totaling $24 million outstanding on the remaining three derivatives at December 31, 2001. The remaining three derivatives expire between October 2002 and March 2003. The derivatives have 90-day settlement periods at which time the Company is required to make payments to the hedging banks for instances in which the 90-day LIBO rate drops below the designated rate floors (generally ranging from 4.95% to 6.375%) or is entitled to receive payments from the hedging banks for instances in which the 90-day LIBO rate exceeds the designated rate ceilings (generally ranging from 7.25% to 7.75%). In accordance with the provisions of SFAS 133 related to cash flow hedges, on January 1, 2001, the Company recorded a liability for the derivatives of approximately $212, net of tax, which represents the fair market value of the derivatives as of the date of adoption of SFAS 133. As these cash flow hedges were deemed to be effective, the adjustment to record the derivatives at fair value was charged to other comprehensive loss as the cumulative effect of a change in accounting principle.

         During the year ended December 31, 2001, the decrease in fair value of the collar agreements of approximately $433, net of tax, was recognized through other comprehensive loss as the intrinsic change in fair market value during the period. At December 31, 2001, the fair value of the interest rate collar agreements was a liability of $1,068, which is included in accrued expenses in the accompanying consolidated balance sheets. Subsequent changes to the fair value of the derivatives will be charged to earnings to the extent of the derivatives' ineffectiveness, with the remainder of the change in fair value charged to other comprehensive income. As a result of amendments to the Credit Facility, the Company estimates that $603 of hedging activity losses included in other comprehensive loss in 2001 will be charged to earnings during the next twelve months.

                           AMERICA SERVICE GROUP INC.

12.  INCOME TAXES

         Significant components of the provision (benefit) for income taxes included in the accompanying statements of operations are as follows:

                                                           2001                    2000                  1999
                                                 -----------------------   --------------------  -------------------
       Current income taxes:
           Federal                                                (3,055)                 3,534                  503
           State                                                     386                    505                  368
                                                 -----------------------   --------------------  -------------------
                                                                  (2,669)                 4,039                  871
                                                 -----------------------   --------------------  -------------------

       Deferred income taxes:
           Federal                                                   769                  1,281                1,942
           State                                                      48                    183                  278
                                                 -----------------------   --------------------  -------------------
                                                                     817                  1,464                2,220
                                                 -----------------------   --------------------  -------------------

       Income tax provision (benefit)                             (1,852)                 5,503                3,091
                                                 =======================   ====================  ===================

         In addition to the provision (benefit) for income taxes included in the accompanying statements of operations, a deferred tax benefit of $431 is included in other comprehensive income (loss) for the year ended December 31, 2001.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                           2001                    2000
                                                 ------------------------   -------------------
     DEFERRED TAX ASSET/(LIABILITIES):
       Self Insurance Reserves                                      3,169                 1,845
       Accrued Vacation                                               759                 1,158
       Bad Debt Allowance                                             138                    82
       Interest rate swap agreements                                  431                   ---
       Prepaid Insurance                                           (1,135)                 (359)
       Depreciation                                                   293                  (204)
       Amortization                                                 2,821                (2,043)
       Loss Contract Charge                                         7,327                   ---
       Net Operating Loss Carryforwards                             1,833                   ---
       Other                                                          461                   (93)
                                                  -----------------------  --------------------
     Net Deferred Tax Asset                                        16,097                   386
     Valuation Allowance                                          (16,097)                  ---
                                                 ------------------------  --------------------

     Net Deferred Tax Asset(Liability)                                ---                   386
                                                 ========================  ====================

         SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." At December 31, 2001 a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing shareholders' equity).

         At December 31, 2001, the Company has federal and state net operating loss carryforwards of $1,951 and $22,997, respectively, which expire at various dates through 2021.

                           AMERICA SERVICE GROUP INC.

         A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                          2001                   2000                  1999
                                                 --------------------    ------------------     ----------------
     Federal Tax                                                (35.0)%                35.0%                35.0%
     State Income Taxes                                          (4.9)%                 5.2%                 4.8%
     Nondeductible Goodwill                                       0.6%                  1.2%                  --
     Other                                                        0.9%                   --                  0.2%
     Increase in Valuation Allowance                             34.5%                   --                   --
                                                 --------------------    ------------------     ----------------

     Effective Rate                                              (3.9)%                41.4%                40.0%
                                                 ====================    ==================     ================

13.  MANDATORY REDEEMABLE PREFERRED STOCK

         Mandatory Redeemable Preferred Stock (the "Preferred Stock") consisted of 50,000 shares issued on January 26, 1999 and 75,000 shares issued on August 30, 1999 as part of the EMSA acquisition. The Preferred Stock contained a 5% coupon rate and was mandatorily redeemable on July 26, 2005. Each share of Preferred Stock was convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing $100.00 by the conversion price ($9.45) at the option of the holder and, upon the occurrence of certain events, at the option of the Company. On January 4, 2001, the market price of the Company's Common Stock exceeded 225% of the initial conversion price ($9.45 per share) for 45 consecutive Trading Days triggering the Company's ability to force conversion of the Preferred Stock into a number of shares of Common Stock as is determined by dividing $100,000 by the conversion price ($9.45). The holders of the Preferred Stock converted all 125,000 shares of Preferred Stock into 1,322,751 shares of the Company's Common Stock on February 5, 2001.

         The former holders of the Preferred Stock also hold warrants to purchase 135,000 shares of the Company's common stock with an exercise price of $.01 per share for 67,500 of the warrants and an exercise price of $9.45 per share for the remainder of the warrants. The warrants expire in January 2006. All of the warrants remain outstanding and unexercised at December 31, 2001.

14.  MANDATORY REDEEMABLE COMMON STOCK

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

         On July 15, 2000, the outstanding shares of mandatory redeemable common stock were transferred to an independent third party resulting in the expiration of the stock's redemption provision. The shares, accordingly, have been reflected as additional paid-in capital since July 15, 2000.

15.  STOCK OPTION PLANS

         The Company has an Incentive Stock Plan (the "Incentive Plan") which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 1,483,000 shares of the Company's common stock. Awards and vesting periods under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options cannot be less than the fair market value of the Company's common stock at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

                           AMERICA SERVICE GROUP INC.

         On August 30, 1999, stockholders of the Company approved the America Service Group Inc. 1999 Incentive Stock Plan (the "1999 Plan") to allow for the issuance of stock options, restricted stock, stock appreciation rights and for the purchase of shares of the Company's common stock and the extension of recourse loans to certain of the Company's key employees and outside directors to permit them to purchase such shares of common stock. There are 786,000 shares of the Company's common stock available under the 1999 Plan. The Company is permitted to make up to $1,300 in loans to fund the purchase of common stock pursuant to the 1999 Plan. The exercise price of the options cannot be less than the fair market value of the Company's common stock at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

         In addition to the Incentive Plan and the 1999 Plan, the Company has also granted options to certain members of executive management to purchase 235,000 shares of the Company's common stock (the "Executive Plans"). The exercise price of these options equals the fair market value of the Company's common stock at the date of grant. The options expire ten years from the date of grant.

         The following summary presents combined stock option activity under the Incentive Plan, 1999 Plan and Executive Plans for each of the three years in the period ended December 31, 2001:

                                                                                                                 WEIGHTED
                                                                                                                  AVERAGE
                                                                                     OPTIONS     PRICE RANGE  EXERCISE PRICE
                                                                                    ---------  -------------  --------------
    Outstanding, December 31, 1998..............................................      818,000  $ 4.50--$14.44      $ 10.12
      Granted...................................................................      587,000   13.00-- 14.81        13.99
      Exercised.................................................................      (54,000)   4.50-- 13.13         6.84
      Canceled..................................................................      (86,000)   9.69-- 14.44        13.06
                                                                                    ---------   ------------      -------
    Outstanding, December 31, 1999..............................................    1,265,000    4.50-- 14.81        11.85
      Granted...................................................................      449,000   13.81-- 20.00        17.15
      Exercised.................................................................     (274,000)   4.50-- 14.81         9.66
      Canceled..................................................................      (16,000)   9.50-- 15.63        12.37
                                                                                    ---------    ------------      -------
    Outstanding, December 31, 2000..............................................    1,424,000    4.50-- 20.00        13.98
      Granted...................................................................      253,000    3.10-- 24.63        12.65
      Exercised.................................................................      (48,000)   4.50-- 15.63        12.38
      Canceled..................................................................     (117,000)   9.69-- 23.35        16.50
                                                                                    ---------    ------------      -------
    Outstanding, December 31, 2001..............................................    1,512,000   $3.10--$24.63      $ 13.62
                                                                                    =========   =============      =======

         At December 31, 2001, there were no options available for future grants under the above plans.

         As of December 31, 2001, 780,000 options were exercisable under all plans.

                                    OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                            ------------------------------------                     --------------------------------
                                               WEIGHTED AVERAGE                           NUMBER
         RANGE OF              OUTSTANDING         REMAINING       WEIGHTED AVERAGE   EXERCISABLE AT  WEIGHTED AVERAGE
      EXERCISE PRICES          AT 12/31/01     CONTRACTUAL LIFE     EXERCISE PRICE       12/31/01      EXERCISE PRICE
     ------------------     ---------------   ------------------  -----------------  --------------- ----------------
     $ 3.10 --  6.50              155,000            6.8                $ 5.26             5,000          $  5.35
       8.69 -- 11.19              290,000            5.6                  9.56           290,000             9.56
      13.00 -- 14.81              594,000            7.4                 13.96           292,000            13.77
      15.00 -- 24.63              473,000            9.4                 18.43           193,000            18.32
     ---------------            ---------            ---                ------           -------          -------
     $ 3.1  -- 24.63            1,512,000            7.6                $13.62           780,000          $ 13.28
     ===============            =========            ===                ======           =======          =======

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

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       2001        2000         1999
                                                                                     -------     -------      ------
         Volatility..............................................................       0.8        0.5          0.5
         Interest rate...........................................................       3-4%       6-7%         5-6%
         Expected life (years)...................................................         3          3            3
         Dividend yields.........................................................       0.0%       0.0%         0.0%

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                           2001                   2000                  1999
                                                                  --------------------   --------------------   ------------------
                                                                      AS        PRO          AS        PRO          AS       PRO
                                                                   REPORTED    FORMA      REPORTED    FORMA      REPORTED   FORMA
                                                                  ---------   --------   ----------  --------   ---------- -------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) attributable to common shares................    $(45,006)  $(46,264)   $ 7,159     $ 5,989    $ 2,328    $ 1,572
Income (loss) per common share:
  Basic........................................................    $  (8.50)  $  (8.74)   $  1.86     $  1.49    $  0.64    $  0.44
  Diluted......................................................    $  (8.50)  $  (8.74)   $  1.40     $  1.03    $  0.60    $  0.41

         The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2001, 2000 and 1999 is $3.74, $6.88 and $5.43, respectively.

16.  STOCKHOLDERS' NOTES RECEIVABLE

         Under the 1999 Plan the Company is allowed to extend recourse loans to certain of its key employees and outside directors to permit them to purchase shares of the Company's Common Stock. During 2001, 2000 and 1999, loans totaling $0, $263 and $1,039, respectively, were extended bearing market interest rates and payable five years from the date of issuance. As of December 31, 2001, the outstanding loans total $1,383, including accrued interest of $156, and represent purchase commitments for 83,681 shares of Common Stock and are included in the accompanying Consolidated Statement of Stockholders' Equity (Deficit) as a reduction of equity.

17.  NET INCOME PER SHARE

         The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128 for the three years in the period ended December 31, 2001.

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                        --------------------------------------
                                                                                           2001          2000          1999
                                                                                        ------------   ----------    ---------
    NUMERATOR:
    Net Income (loss)...............................................................    $  (44,843)   $    7,807    $    4,640
    Redeemable Preferred Stock dividends............................................          (163)         (648)       (2,312)
                                                                                        ----------    ----------    ----------
    Numerator for basic earnings per share--
      income (loss) available to common stockholders................................    $  (45,006)   $    7,159    $    2,328
                                                                                        ==========    ==========    ==========
    DENOMINATOR:
    Denominator for basic earnings per share--
      weighted average shares.......................................................     5,292,000     3,854,000     3,613,000
    Effect of dilutive securities:
      Mandatory Redeemable Preferred Stock..........................................            --     1,323,000            --
      Warrants......................................................................            --        99,000        58,000
      Employee stock options........................................................            --       311,000       206,000
                                                                                       -----------    ----------    ----------
    Denominator for diluted earnings per share--
      adjusted weighted average shares and assumed
      conversions...................................................................     5,292,000     5,587,000     3,877,000
                                                                                        ==========    ==========    ==========
    Basic income (loss) per share...................................................    $    (8.50)   $     1.86    $     0.64
                                                                                        ==========    ==========    ==========
    Diluted income (loss) per share.................................................    $    (8.50)   $     1.40    $     0.60
                                                                                        ==========    ==========    ==========

         Due to the net loss for the year ended December 31, 2001, the effect of the Company's potential dilutive securities (primarily stock options) on diluted loss per share during this period was anti-dilutive. For the years ended December 31, 2000 and 1999, there were no more than 398,000 and 4,000 options, respectively, to purchase common stock with weighted average exercise prices of $14.97 and $14.38, respectively, not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price for the period of the common shares and, therefore, the effect would be antidilutive. For the year ended

                           AMERICA SERVICE GROUP INC.

December 31, 1999, the effect of converting 125,000 shares of preferred stock into 1,322,751 shares of common stock is not included in the computation of diluted earnings per share because the effect would be antidilutive.

         Under SFAS No. 128, "Earnings Per Share", when one or more quarters has a loss available to common stockholders, the treasury stock method of computing earnings per share may yield diluted earnings per share amounts for annual periods that do not equal the sum of the individual quarter's diluted earnings per share amounts, as is the case for the Company in 2001 and 1999.

18.  EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) Retirement Savings Plan (the "Plan") covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the plan a portion of their compensation. The Company may, at the Board's discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on his or her years of participation. The Company recorded an expense of $0, $889 and $700 for the years ended December 31, 2001, 2000, 1999, respectively, related to the matching contributions of the Plan.

         The Company instituted an Employee Stock Purchase Plan during 1996. The Employee Stock Purchase Plan allows eligible employees to elect to purchase shares of Common Stock through voluntary automatic payroll deductions of up to 10% of his or her annual salary. Purchases of stock under the plan are made at the end of two six month offering periods each year, one beginning on January 1 and one beginning on July 1. At the end of each six-month period, the employee's contributions during that six-month period are used to purchase shares of Common Stock from the Company at 85% of the fair market value of the Common Stock on the first day of that six-month period. The employee may elect to discontinue participation in the plan at any time.

19.  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

         During the years ended December 31, 2001, 2000 and 1999, the Company maintained third party commercial insurance on a claims-made basis with primary limits of $1,000 each occurrence and $3,000 in the aggregate. In addition, the Company maintained excess liability insurance of $15,000 for each claim and $15,000 annual aggregate. The Company assumes any liabilities in excess of the third-party insurance limits.

         The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued were $7,810 and $4,786 at December 31, 2001 and 2000, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2001 represent management's best estimate of the amounts necessary to discharge the Company's obligations.

         As discussed in Note 6, during 2001, the Company increased its legal reserves for professional and general liability claims $1,900 primarily as a result of liquidity issues of certain insurance carriers who provided coverage to the Company from 1992-1997.

                           AMERICA SERVICE GROUP INC.

20.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

         The Company leases office space and equipment under certain noncancelable operating leases. In connection with the MedPartners Settlement Agreement, the Company closed its regional offices in Atlanta, Georgia, and Newark, Delaware and assigned future lease payments to MedPartners.

         Future minimum annual lease payments at December 31, 2001 are as follows:

                YEAR ENDING DECEMBER 31:
                  2002..............................................................................   $       962
                  2003..............................................................................           637
                  2004..............................................................................           237
                  2005..............................................................................           217
                  2006..............................................................................           224
                  Thereafter........................................................................           407
                                                                                                       -----------
                                                                                                       $     2,684
                                                                                                       ===========

         Rental expense under operating leases was $2,020, $1,612 and $1,200 for the years ended December 2001, 2000 and 1999, respectively.

  Catastrophic Limits

         Many of the Company's contracts require the Company's customers to reimburse the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or AIDS-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company's operations. For contracts that do not contain catastrophic protection, the Company maintains insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500 per inmate up to an annual per inmate cap of $2,000. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

  Litigation and Claims

         The Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2001 and 2000. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

21.  RELATED PARTY TRANSACTION

         During 2001, the Company entered into a consulting arrangement with an entity affiliated with a member of its board of directors. The Company paid consulting fees totaling $164 in 2001 under this arrangement.

                           AMERICA SERVICE GROUP INC.

22.  MAJOR CUSTOMERS

         The Company generally views its operating segments on a managed healthcare contract basis. The Company considers its managed healthcare services contract business to be one reportable segment under Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, as the economic characteristics, the nature of the services, and type and class of customers for the services and the methods used to provide the services are similar. Consequently, other than the following enterprise-wide disclosures relating to major customers, reportable segment information is not applicable. The following is a summary of revenues from major customers:

                                                                                    YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                                    2001                      2000                     1999
                                                          ------------------------  ------------------------  ---------------------
                                                             REVENUE      PERCENT      REVENUE     PERCENT      REVENUE    PERCENT
                                                          ------------  ----------  ------------  ----------  ----------  ---------

Riker's Island........................................    $     81,246     14.7%    $         -        - %    $        -       - %
State of Pennsylvania.................................          53,504      9.7          45,478     11.9          20,036     7.3

         Estimated credit losses associated with the receivables are provided for in the consolidated financial statements.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized unaudited quarterly statements of operations data for 2001 and 2000 is as follows:


                                                                         2001
                                          ----------------------------------------------------------------
                                              First            Second            Third            Fourth
                                          -----------       -----------      -----------       -----------
Healthcare revenues                       $   137,941       $   140,779      $   140,145       $   133,606
Gross margin                                   11,343            (5,932)           7,060             7,261
Net income (loss)                               2,338           (18,379)            (996)          (27,806)
Net income (loss) attributable to
     common shares                              2,175           (18,379)            (996)          (27,806)

Net income (loss) per share:
     Basic                                       0.44             (3.39)           (0.18)            (5.12)
     Diluted                                     0.40             (3.39)           (0.18)            (5.12)

         Included in the 2001 fourth quarter loss are a provision for loss contracts of $18,318 and a deferred tax valuation allowance of $16,097.

                                                                         2000
                                          ----------------------------------------------------------------
                                              First            Second            Third            Fourth
                                          -----------       -----------      -----------       -----------
Healthcare revenues                       $    76,169       $    89,449      $   102,842       $   113,486
Gross margin                                    7,543             8,485           10,592            10,567
Net income (loss)                               1,695             1,815            2,102             2,195
Net income (loss) attributable to
     common shares                              1,532             1,654            1,937             2,036

Net income (loss) per share:
     Basic                                       0.41              0.44             0.49              0.51
     Diluted                                     0.32              0.33             0.37              0.38

                                                                    SCHEDULE II

                           AMERICA SERVICE GROUP INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                ADDITIONS
                                                                  BALANCE AT   CHARGED TO               BALANCE AT
                                                                 BEGINNING OF   COSTS AND                 END OF
                                                                    PERIOD      EXPENSES   DEDUCTIONS     PERIOD
                                                                 ------------  ---------- ------------- ----------
DECEMBER 31, 2001                                                 $      205   $     855  $      (716)  $     344
Allowance for doubtful accounts..................................          -      16,097            -      16,097
                                                                  ----------  ----------  -----------   ---------
Deferred tax asset valuation allowance...........................        205      16,952         (716)     16,441
                                                                  ----------  ----------  -----------   ---------
DECEMBER 31, 2000
Allowance for doubtful accounts.................................. $      420   $     142  $       357   $     205
                                                                  ----------   ---------  -----------   ---------
DECEMBER 31, 1999
Allowance for doubtful accounts.................................. $       20   $     544  $       144   $     420
                                                                  ----------   ---------  -----------    --------