Form 10-Q
period 2002-03-31
AMERICA SERVICE GROUP INC /DE
filed 2002-05-07
CIK 877476

FORM 10Q — QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-20135

AMERICA SERVICE GROUP INC.
 (Exact name of registrant as specified in its charter)

Delaware	51-0332317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

105 Westpark Drive, Suite 200
Brentwood, Tennessee 37027
(Address and zip code of principal executive office)

(615) 373-3100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     There were 5,449,612 shares of Common Stock outstanding as of May 6, 2002.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Operations for the quarters ended March 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION

Item 5: Other Information	18

Item 6: Exhibits and Reports on Form 8-K	18

Signature page	19

PART I:

FINANCIAL INFORMATION

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(shown in 000's except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,982	$10,382
Accounts receivable: healthcare and other less allowances	68,628	64,691
Inventories	7,933	7,747
Prepaid expenses and other current assets	10,774	9,070

Total current assets	90,317	91,890
Property and equipment, net	7,407	7,827
Goodwill, net	43,896	43,896
Contracts, net	13,479	13,912
Other intangibles, net	1,633	1,683
Other assets	1,302	1,172

Total assets	$158,034	$160,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$32,726	$31,159
Medical claims liability	14,846	15,238
Accrued expenses	33,982	30,148
Deferred revenue	4,777	4,161
Current portion of loss contract reserve	3,797	4,310
Current portion of long-term debt	3,731	10,700

Total current liabilities	93,859	95,716
Noncurrent portion of accrued expenses	7,493	6,810
Noncurrent portion of loss contract reserve	12,616	14,008
Long-term debt, net of current portion	45,400	47,400

Total liabilities	159,368	163,934
Commitments and contingencies
Common stock, $.01 par value, 10,000,000 shares authorized; 5,450,000 and 5,437,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	55	54
Additional paid-in capital	31,457	31,377
Stockholders’ notes receivable	(1,403)	(1,383)
Accumulated other comprehensive loss	(465)	(645)
Retained earnings (deficit)	(30,978)	(32,957)

Total liabilities and stockholders’ equity (deficit)	$158,034	$160,380

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended March 31,

	2002	2001

	(Amounts shown in 000's except
	share and per share amounts)
Healthcare revenue	$137,855	$137,941
Healthcare expenses	129,279	126,598

Gross margin	8,576	11,343
Selling, general and administrative expenses	4,085	4,142
Depreciation and amortization	1,183	1,983

Income from operations	3,308	5,218
Interest, net	1,499	1,288

Income before income tax provision (benefit)	1,809	3,930
Income tax provision (benefit)	(170)	1,592

Net income	1,979	2,338
Preferred stock dividends	—	(163)

Net income attributable to common shares	$1,979	$2,175

Net income per common share:
Basic	$0.36	$0.44

Diluted	$0.36	$0.40

Weighted average shares outstanding:
Basic	5,440,000	4,877,000

Diluted	5,526,000	5,913,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,

	2002	2001

	(Amounts shown in 000's)
Operating activities:
Net income	$1,979	$2,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,183	1,983
Amortization of deferred financing costs	232	95
Interest on stockholders’ notes receivable	(20)	(16)
Other comprehensive loss amortized to interest expense	181	—
Changes in operating assets and liabilities:
Accounts receivable	(3,937)	(9,317)
Prepaid expenses and other current assets	(1,890)	(1,886)
Other assets	(15)	(148)
Accounts payable	1,567	2,212
Accrued expenses	4,206	9,038
Reserve for loss contracts	(1,905)	—
Deferred revenue	616	—

Net cash provided by operating activities	2,197	4,299

Investing activities:
Capital expenditures	(316)	(694)
Other	36	—

Net cash used in investing activities	(280)	(694)

Financing activities:
Net payments on line of credit	(8,969)	(3,800)
Payment of deferred financing costs	(348)	—
Payment of preferred stock dividends	—	(61)
Exercise of stock options	—	424

Net cash used in financing activities	(9,317)	(3,437)

Net increase (decrease) in cash and cash equivalents	(7,400)	168
Cash and cash equivalents, beginning of period	10,382	256

Cash and cash equivalents, end of period	$2,982	$424

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
(shown in 000’s except share and per share amounts)

1.     Basis of Presentation

     The interim condensed consolidated financial statements as of March 31, 2002 and for the quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2001.

2.     Description of Business

     America Service Group Inc. (the “Company”) and its consolidated subsidiaries provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments, certain private entities and medical facilities operated by the Department of Defense and Veterans Administration. The health status of inmates may impact results of operations under such contractual arrangements.

3.     Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. The Company currently maintains three interest collar agreements with three of its syndicate banks for a notional amount of $24,000. The collar agreements expire between October 2002 and May 2003.

     On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

     The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill during the quarter ended March 31, 2001 was $799.

     The following table reflects unaudited pro forma results of operations of the Company for the quarters ended March 31, 2002 and 2001, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	2002	2001

Net income attributable to common shares, as reported	$1,979	$2,175
Add back: amortization expense, net of tax	—	518

Pro forma net income attributable to common shares	$1,979	$2,693

Basic earnings per common share:
As reported	$0.36	$0.44

Pro forma	$0.36	$0.55

Diluted earnings per common share:
As reported	$0.36	$0.40

Pro forma	$0.36	$0.48

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 effective January 1, 2002. Such adoption had no impact on the Company’s financial position or results of operations.

4.     Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at cost and comprised of the following:

	March 31,	December 31,
	2002	2001

Prepaid insurance	$9,926	$8,489
Prepaid performance bonds	241	281
Prepaid other	607	300

	$10,774	$9,070

5.     Property and Equipment

     Property and equipment are stated at cost and comprised of the following:

	March 31,	December 31,	Estimated
	2002	2001	Useful Lives

Leasehold improvements	$1,158	$1,158	5 years
Equipment and furniture	10,707	10,469	5 years
Computer software	1,333	1,317	3 years
Medical equipment	2,205	2,155	5 years
Automobile	14	14	5 years

	15,417	15,113
Less: Accumulated depreciation	(8,010)	(7,286)

	$7,407	$7,827

6.     Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following:

	March 31,	December 31,
	2002	2001

Contracts:
Gross value	$15,870	$15,870
Accumulated amortization	(2,391)	(1,958)

	$13,479	$13,912

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(767)	(717)

	$1,633	$1,683

     Estimated aggregate amortization expense based on current intangibles for the remainder of 2002 and the next four years is as follows: $1,146 in 2002, $960 in 2003, $777 in 2004, $760 in 2005 and $760 in 2006.

7.     Accrued Expenses

     Accrued expenses consist of the following:

	March 31,	December 31,
	2002	2001

Salaries and employee benefits	$22,517	$18,474
Professional liability claims	8,492	7,810
Accrued workers’ compensation	2,470	2,374
Other	7,996	8,300

	41,475	36,958
Less: Noncurrent portion of liability claims	(7,493)	(6,810)

	$33,982	$30,148

8.     Banking Arrangements

     The Company’s debt consists of a revolving credit facility which was amended on March 15, 2002 (the “Amended Credit Facility”). At March 31, 2002, the Company had $49,131 outstanding under the Credit Facility and $2,894 available for future borrowings. The Credit Facility was executed with a syndicate of four banks (the “Lenders”) with Bank of America, N.A. acting as the lead bank and administrative agent.

     The Company’s borrowings under the Amended Credit Facility are limited to the lesser of 1) the sum of eligible accounts and other receivables (as defined) plus an intangible advance of up to $11,000 (“Intangible Advances”) or 2) $57,000 (the “Maximum Commitment”). Interest under the Amended Credit Facility is payable monthly at the Bank of America, N.A. prime rate plus 3.0% (5.0% for balances due under Intangible Advances). The Amended Credit Facility matures on April 1, 2003 and all amounts outstanding will be due and payable on such date. In addition, the Company is required to make scheduled reductions in the Intangible Advances allowed and the Maximum Commitment prior to that date. The following table presents the Maximum Commitment and the maximum allowed Intangible Advances (included within the Maximum Commitment) as of March 31, 2002 and each scheduled reduction date.

	Maximum	Intangible
Date	Commitment	Advances

March 31, 2002	$57,000	$11,000
July 1, 2002	57,000	10,000
September 1, 2002	56,000	10,000
October 1, 2002	55,000	9,000
December 1, 2002	54,000	9,000
February 1, 2003	53,000	9,000
March 1, 2003	52,000	9,000

     The Amended Credit Facility is secured by substantially all of the assets of the Company and its operating subsidiaries. At March 31, 2002, the Company has classified $3,731 of the amount outstanding under the Credit Facility as current based on the Maximum Commitment reductions that will occur in 2002 as outlined above, and management’s estimates of principal reductions that will be required to allow for increases in standby letters of credit anticipated in 2002.

     At March 31, 2002, the Company had standby letters of credit outstanding totaling $4,975. The letters of credit were issued pursuant to the Amended Credit Facility. The amount available to the Company for borrowing under the Amended Credit Facility is reduced by the amount of each outstanding standby letter of credit. Under the terms of the Amended Credit Facility, the Company may have up to $6,600 of standby letters of credit outstanding.

     Under the terms of the Amended Credit Facility, the Company will be required to pay an annual commitment fee equal to 0.5% of the unused Maximum Commitment and an annual standby letter of credit commitment fee equal to 4.5% of the average standby letters of credit outstanding during the year.

     The Amended Credit Facility requires the Company to meet certain financial covenants related to minimum levels of net worth and earnings. As of March 31, 2002, the Company was in compliance with these financial covenant requirements. The Amended Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, capital expenditures, indebtedness and sales or transfers of assets.

     The Company is dependent on the availability of borrowings pursuant to the Amended Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during the remainder of 2002. Management believes that the Company can remain in compliance with the terms of the Amended Credit Facility and meet its expected obligations throughout 2002. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

9.     Professional and General Liability Insurance

     For fiscal 2002, the Company has obtained third party commercial insurance on a claims-made basis with primary limits of $1,000 for each occurrence and $3,000 in the aggregate. In addition, the Company has excess liability insurance of $10,000 for each claim and $10,000 annual aggregate. The Company assumes any liabilities in excess of the third-party insurance limits.

     The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued were $8,492 and $7,810 at March 31, 2002, and December 31, 2001, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at March 31, 2002 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

10.     Commitments and Contingencies

     Catastrophic Limits

     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for certain illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific illness-related limits. However, the occurrence of severe individual cases or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500 per inmate up to an annual per inmate cap of $2,000. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

     Litigation and Claims

     The Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2002 and December 31, 2001. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

11.     Net Income Per Share

     Net Income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of warrants and options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001.

	2002	2001

Net income	$1,979	$2,338
Preferred stock dividends	—	(163)

Numerator for basic net income per share – income attributable to common stock holders	$1,979	$2,175

Denominator for basic net income per share – weighted average common shares	5,440	4,887
Effect of dilutive securities	86	1,026

Denominator for diluted net income per share – adjusted weighted average common shares	5,526	5,913

Basic net income per share	$0.36	$0.44

Diluted net income per share	$0.36	$0.40

12.     Comprehensive Income

The components of comprehensive earnings, net of related taxes, are as follows for the quarters ended March 31, 2002 and 2001:

	2002	2001

Net income attributable to common shares	$1,979	$2,175

Cumulative effect of change in accounting principle – fair value of interest rate swaps qualifying as cash flow hedges	—	(212)
Net change in fair value of interest rate swaps qualifying as cash flow hedges	—	(202)
Amortization of fair value of interest rate swaps previously qualifying as cash flow hedges	181	—

Other Comprehensive income (loss)	181	(414)

Comprehensive income	$2,160	$1,924

13.     Reclassifications

     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, discussions of the Company’s business strategy and expectations concerning the Company’s position in the industry, future operations, margins, profitability, liquidity and capital resources. All these forward-looking statements are based on estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements and estimates. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) under the heading “Item 1. Business — Cautionary Statements,” which cautionary statements are hereby incorporated herein by reference. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements set forth in the 2001 Form 10-K. In light of these and other uncertainties, the inclusion of forward-looking statements herein or in any statement made by the Company should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved.

General

     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Correctional Care, Inc. (“EMSA Correctional”), EMSA Military Services, Inc. (“EMSA Military”), Correctional Health Services, Inc. (“CHS”) and Secure Pharmacy Plus, Inc. (“SPP”), contracts to provide managed healthcare services including the distribution of pharmaceuticals to over 250 correctional facilities and military installations throughout the United States. Based upon revenue, the Company is the leading provider of healthcare and pharmacy services to correctional facilities in the United States. ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

Critical Accounting Policies And Estimates

General

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue and cost recognition,
•	loss contracts,
•	professional and general liability insurance,
•	legal contingencies,
•	impairment of intangible assets and goodwill,
•	income taxes.

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

Revenue and Cost Recognition

     The Company’s contracts with correctional institutions are principally fixed price contracts adjusted for census fluctuations. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for unbilled medical services rendered through the balance sheet dates. The Company estimates this medical claims reserve using an actuarial analysis prepared monthly by an independent actuary taking into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

     While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments and future reserve requirements could differ significantly from the Company’s current estimates if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made.

Loss Contracts

     The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, projected future stop-loss insurance recoveries and each contract’s specific terms related to future revenue increases as compared to increased healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and management’s estimate of future cost increases. These estimates are subject to the same adverse fluctuations and future claims experience as previously noted. As discussed above, some of the Company’s contracts provide for annual increases in the fixed base fee upon changes in the regional medical care component of the Consumer Price Index, while others do not contain such provisions.

     The Company performs a periodic comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts are expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge have expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge relates to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which expires June 30, 2004. The remaining liability covers the State of Maine contract, which expires June 30, 2002, and two county contracts, which expire August 15, 2002 and June 30, 2005. During the first quarter of 2002, $1,905 in negative gross margin and overhead costs related to these five contracts was charged against the reserve.

Professional and General Liability Insurance

     As a healthcare provider, the Company may become subject to medical malpractice claims or lawsuits. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or the healthcare professionals it engages as independent contractors. The Company’s contracts generally require it to indemnify the governmental agency for losses incurred related to healthcare provided by the Company or its agents.

     To mitigate a portion of this risk, in 2002, the Company has third party commercial insurance on a claims-made basis with primary limits of $1 million each occurrence and $3 million in the aggregate. In addition, the Company has excess liability insurance of $10 million for each claim and $10 million annual aggregate. The Company also requires the healthcare professionals it employs and its independent contractors to maintain professional liability insurance. The Company assumes liabilities in excess of these third-party insurance limits.

     The Company records a liability for its estimated uninsured exposure to reported and unreported professional liability claims based upon a quarterly independent actuarial estimate of the cost of settling losses and projected loss adjustment expenses using historical claims data, demographic factors, severity factors and other actuarial assumptions. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity of claims experience. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized in the period in which the estimates are changed or payments are made.

Legal Contingencies

     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. The Company accrues an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach such as a change in settlement strategy in dealing with such litigation.

Impairment of Intangible Assets and Goodwill

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS No. 142, goodwill acquired is reviewed for impairment on annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

     The Company’s other identifiable intangible assets, such as customer contracts acquired in acquisitions and covenants not to compete, are amortized on the straight-line method over their estimated useful lives. The Company also assesses the impairment of its other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     Important factors taken into consideration when evaluating the need for an impairment review include the following:

•	significant underperformance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results;
•	significant changes in the manner of use of the Company’s acquired assets or in the Company’s overall business strategy;
•	significant negative industry or economic trends.

     When the Company determines that the carrying value of goodwill may be impaired based upon the existence of one or more of the above indicators of impairment or as a result of its annual impairment review, any impairment is measured using a fair-value-based goodwill impairment test as required under the provisions of SFAS No. 142. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

     When the Company determines that the carrying value of other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

     Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with its acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At March 31, 2002 and December 31, 2001, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing shareholders’ equity).

Results of Operations

     The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Consolidated Income Statements.

	Quarter Ended March 31,

Percentage of Total Revenues	2002	2001

Healthcare revenues	100.0%	100.0%
Healthcare expenses	93.8	91.8

Gross margin	6.2	8.2
Selling, general and administrative expenses	3.0	3.0
Depreciation and amortization	0.8	1.4

Income from operations	2.4	3.8
Interest, net	1.1	0.9

Income before income tax provision (benefit)	1.3	2.9
Income tax provision (benefit)	(0.1)	1.2

Net income	1.4	1.7
Preferred stock dividends	—	0.1

Net income attributable to common shares	1.4%	1.6%

2002 Compared to 2001

     Healthcare revenues for the first quarter of 2002 totaled $137.9 million, which was approximately equal to the amount of healthcare revenues in the first quarter of 2001. The Company experienced $6.5 million of revenue growth resulting from contracts added in 2001 through marketing activities. The Company added four new contracts in the first quarter of 2002 generating partial quarter revenues of $554,000. Internal revenue growth for the first quarter of 2002 totaled $7.5 million, or 6.3%. The Company’s internal revenue growth consists of revenue growth on correctional contracts in place throughout both periods offset by reductions in SPP pharmaceutical distribution revenue. Correctional contracts in place throughout the first quarter of both 2002 and 2001 experienced revenue growth of $12.9 million, or 12.1%, from contract renegotiations and automatic price adjustments. During 2002, the Company’s revenues were also negatively impacted by the loss of correctional contracts, some of which the Company elected not to renew, resulting in a decrease in revenues of approximately $14.6 million from 2001 to 2002. Pharmaceutical distribution revenues decreased $5.4 million from $12.2 million in 2001 to $6.8 million in 2002. This decrease was the result of the loss of two pharmaceutical distribution customers in the third quarter of 2001.

     Healthcare expenses increased $2.7 million from $126.6 million in 2001 to $129.3 million in 2002. Healthcare expenses as a percentage of revenues increased by 2.0% primarily due to increases in salaries and benefits costs from 55.7% to 57.4% of revenues and increases in pharmaceutical costs from 8.5% to 9.9% of revenues from 2001 to 2002.

     Selling, general and administrative expenses were $4.1 million or 3.0% of revenue in both 2002 and 2001.

     Depreciation and amortization expenses decreased from $2.0 million in 2001 to $1.2 million in 2002. This decrease is primarily the result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under the guidance of SFAS No. 142, goodwill is no longer amortized but will be required to be monitored for impairment. Amortization expense related to goodwill totaled approximately $799,000 in the first quarter of 2001.

     Net interest expense increased to $1.5 million or 1.1% of revenue in 2002 from $1.3 million or 0.9% of revenue in 2001.

     The provision for income taxes for the first quarter of 2002 was a benefit of $170,000, or 0.1% of revenue, as compared with expense of $1.6 million, or 1.2% of revenue, in the prior year quarter. Due to the Company’s profitability in the first quarter of 2002 and recently extended loss carryback periods, the valuation allowance was reduced $1.1 million from $16.1 million to $15.0 million.

     Net income was $2.0 million for the first quarter of 2002, or 1.4% of revenue, as compared with net income attributable to common shares of $2.2 million, or 1.6% of revenue, in the prior year quarter.

Liquidity and Capital Resources

     The Company generated net income attributable to common shares of $2.0 million in the first quarter of 2002 compared to net income attributable to common shares of $2.2 million in the first quarter of 2001. The Company had a stockholders’ deficit of $1.3 million at March 31, 2002. The Company’s cash and cash equivalents decreased to $3.0 million at March 31, 2002 from $10.4 million at December 31, 2001, a decrease of $7.4 million. Cash flows from operating activities during the first quarter of 2002 were $2.2 million, a decrease of $2.1 million from the cash provided from operating activities in the first quarter of 2001 of $4.3 million. The decrease is primarily the result of decreased income from operations. Cash flows used in financing activities during the first quarter of 2002 were $9.3 million and include a reduction of $9.0 million in the amount of debt outstanding from $58.1 million at December 31, 2001 to $49.1 at March 31, 2002.

     The Company’s debt consists of a revolving credit facility which was amended on March 15, 2002 (the “Amended Credit Facility”). At March 31, 2002, the Company had approximately $49.1 million outstanding under the Credit Facility and approximately $2.9 million available for future borrowings. The Credit Facility was executed with a syndicate of four banks (the “Lenders”) with Bank of America, N.A. acting as the lead bank and administrative agent.

     The Company’s borrowings under the Amended Credit Facility are limited to the lesser of (1) the sum of eligible accounts and other receivables (as defined) plus an intangible advance of up to $11.0 million (“Intangible Advances”) or (2) $57.0 million (the “Maximum Commitment”). Interest under the Amended Credit Facility is payable monthly at the Bank of America, N.A. prime rate plus 3.0% (5.0% for balances due under Intangible Advances). The Amended Credit Facility matures on April 1, 2003 and all amounts outstanding will be due and payable on such date. In addition, the Company is required to make scheduled reductions in the Intangible Advances allowed and the Maximum Commitment prior to that date. The following table presents the Maximum Commitment and the maximum allowed Intangible Advances (included within the Maximum Commitment) as of March 31, 2002 and each scheduled reduction date.

	Maximum	Intangible
Date	Commitment	Advances

March 31, 2002	$57 million	$11 million
July 1, 2002	57 million	10 million
September 1, 2002	56 million	10 million
October 1, 2002	55 million	9 million
December 1, 2002	54 million	9 million
February 1, 2003	53 million	9 million
March 1, 2003	52 million	9 million

     The Amended Credit Facility is secured by substantially all of the assets of the Company and its operating subsidiaries.

     At March 31, 2002, the Company had standby letters of credit outstanding totaling approximately $5.0 million. The letters of credit were issued pursuant to the Amended Credit Facility. The amount available to the Company for borrowing under the Amended Credit Facility is reduced by the amount of each outstanding standby letter of credit. Under the terms of the Amended Credit Facility, the Company may have up to $6.6 million of standby letters of credit outstanding.

     The Amended Credit Facility requires the Company to meet certain financial covenants related to minimum levels of shareholders’ equity (deficit) and earnings.

     Under the Amended Credit Facility, the Company is required to maintain minimum shareholders’ equity (deficit) as of the end of any fiscal quarter ending on or after the period specified below as follows:

Minimum Shareholders'
Period	Equity (Deficit)

March 31, 2002 to June 29, 2002	$(3,250,000)
June 30, 2002 to September 29, 2002	(2,500,000)
September 30, 2002 to December 30, 2002	(1,000,000)
December 31, 2002 to April 1, 2003	0

     The Amended Credit Facility also requires the Company to achieve a minimum level of cumulative EBITDA from January 1, 2002, through the end of each month ending on each of the respective dates set forth below. The Amended Credit Facility defines EBITDA to be the sum of consolidated net income, plus interest expense, plus any provision for taxes based on income or profits that was deducted in computing consolidated net income, plus depreciation, amortization of intangible assets and other non-recurring non-cash charges, which non-cash charges may not exceed $500,000 in any month or any fiscal quarter and $2 million in any Fiscal Year, less amounts charged against the Company’s reserve for loss contracts.

Monthly Cumulative
Period Ending	Minimum EBITDA

March 31, 2002	$1,800,000
April 30, 2002	2,450,000
May 31, 2002	2,775,000
June 30, 2002	3,600,000
July 31, 2002	4,275,000
August 31, 2002	5,300,000
September 30, 2002	6,800,000
October 31, 2002	7,950,000
November 30, 2002	9,200,000
December 31, 2002	10,000,000

     After December 31, 2002, the Company will be required to achieve a minimum monthly EBITDA of $500,000. The Amended Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, capital expenditures, indebtedness and sales or transfers of assets.

     As of March 31, 2002, the Company was in compliance with these financial covenant requirements.

     Under the terms of the Amended Credit Facility, if any Amended Credit Facility obligations remain outstanding at December 31, 2002, the Company will be required to issue the Lenders warrants to purchase common shares equal to a 5.0% interest in the Company’s outstanding common stock. The number of warrants required to be issued will be reduced to a 2.5% interest if the balance outstanding under the Amended Credit Facility does not exceed $45 million, there are no outstanding Intangible Advances and the Company is not in default with the terms of the Amended Credit Facility. The exercise price of the warrants will be $.01 per share.

     The Company is dependent on availability of borrowings pursuant to the Amended Credit Facility to meet its working capital needs, capital expenditures requirements and other cash flow requirements. Management believes that the Company can remain in compliance with the terms of the Amended Credit Facility and meet its expected obligations throughout the remainder of 2002. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

     On February 5, 2001, the Company completed the conversion of 12,500 shares of Series A Convertible Preferred Stock, having an aggregate liquidation preference of $12.5 million, into 1,322,751 shares of common stock. The Company registered the shares of common stock issued upon conversion of the preferred stock and warrants to purchase an additional 135,000 shares of common stock.

     Inflation

     Some of the Company’s contracts provide for annual increases in the fixed base fee based upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. If the rate of inflation exceeds the levels projected, the excess costs will be absorbed by the Company. Conversely, the Company will benefit should the actual rate of inflation fall below the estimate used in the bidding and negotiation process.

     Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. The Company currently maintains three interest collar agreements with three of its syndicate banks for a notional amount of $24 million. The collar agreements expire between October 2002 and May 2003.

     On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212,000, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

     The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill during the first quarter of 2001 was approximately $799,000.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 on January 1, 2002. Such adoption had no impact on the Company’s financial position or results of operations.

ITEM 3. —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Amended Credit Facility. The Amended Credit Facility carries an interest rate based on the Bank of America, N.A. prime rate, therefore the Company’s cash flow may be affected by changes in the prime rate. As of March 31, 2002, the Company has approximately $49.1 million outstanding under the Amended Credit Facility, which represents 31.1% of the Company’s total liabilities and stockholders’ deficit.

PART II:

OTHER INFORMATION

ITEM 5. — OTHER INFORMATION

               None.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

               None.

     (B)  Reports on Form 8-K

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA SERVICE GROUP INC.

/s/ MICHAEL CATALANO

Michael Catalano
Chairman, President & Chief Executive Officer

/s/ MICHAEL W. TAYLOR

Michael W. Taylor
Senior Vice President & Chief Financial Officer

Dated: May 7, 2002