Form 10-Q
period 2002-06-30
AMERICA SERVICE GROUP INC /DE
filed 2002-08-14
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-20135

AMERICA SERVICE GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0332317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

105 Westpark Drive, Suite 200
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

(615) 373-3100

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]     No [  ]

     There were 5,552,744 shares of Common Stock outstanding as of July 31, 2002.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Operations for the quarter and six month period
ended June 30, 2002 and 2001.	4

Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2002
and 2001.	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits and Reports on Form 8-K	26

Signature page	27

PART I:

FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(shown in 000's except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$250	$10,382
Accounts receivable: healthcare and other less allowances	64,422	64,691
Inventories	7,845	7,747
Prepaid expenses and other current assets	15,967	9,070

Total current assets	88,484	91,890
Property and equipment, net	7,025	7,827
Goodwill, net	43,896	43,896
Contracts, net	13,088	13,912
Other intangibles, net	1,583	1,683
Other assets	231	1,172

Total assets	$154,307	$160,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,350	$31,159
Medical claims liability	14,190	15,238
Accrued expenses	33,461	30,148
Deferred revenue	735	4,161
Current portion of loss contract reserve	2,590	4,310
Current portion of long-term debt	44,678	10,700

Total current liabilities	134,004	95,716
Noncurrent portion of accrued expenses	7,655	6,810
Noncurrent portion of loss contract reserve	8,424	14,008
Long-term debt, net of current portion	—	47,400

Total liabilities	150,083	163,934

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value, 10,000,000 shares
authorized; 5,450,000 and 5,437,000 shares issued and
outstanding at June 30, 2002 and December 31, 2001, respectively	55	54
Additional paid-in capital	31,457	31,377
Stockholders’ notes receivable	(1,334)	(1,383)
Accumulated other comprehensive loss	(284)	(645)
Retained deficit	(25,670)	(32,957)

Total stockholders’ equity (deficit)	4,224	(3,554)

Total liabilities and stockholders’ equity (deficit)	$154,307	$160,380

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(Amounts shown in 000's except share and per share amounts)

Healthcare revenue	$138,505	$140,779	$276,360	$278,720
Healthcare expenses	129,924	146,711	259,203	273,309

Gross margin	8,581	(5,932)	17,157	5,411
Selling, general and administrative expenses	3,479	5,984	7,564	10,126
Depreciation and amortization	1,134	1,960	2,317	3,943
Strategic initiative expense	—	1,267	—	1,267
Impairment of long-lived assets	—	13,236	—	13,236
Reduction in loss contract reserve	(3,320)	—	(3,320)	—

Income (loss) from operations	7,288	(28,379)	10,596	(23,161)
Interest, net	1,905	1,237	3,404	2,525

Income (loss) before income tax provision (benefit)	5,383	(29,616)	7,192	(25,686)
Income tax provision (benefit)	75	(11,237)	(95)	(9,645)

Net income (loss)	5,308	(18,379)	7,287	(16,041)
Preferred stock dividends	—	—	—	163

Net income (loss) attributable to common shares	$5,308	$(18,379)	$7,287	$(16,204)

Net income (loss) per common share:
Basic	$0.97	$(3.39)	$1.34	$(3.14)

Diluted	$0.95	$(3.39)	$1.31	$(3.14)

Weighted average shares outstanding:
Basic	5,450,000	5,420,000	5,445,000	5,153,000

Diluted	5,576,000	5,420,000	5,551,000	5,153,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001

	(Amounts shown in 000's)
Operating activities:
Net income	$7,287	$(16,041)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,317	3,943
Amortization of deferred financing costs	505	190
Impairment of long-lived assets	—	13,236
Reduction in loss contract reserve	(3,320)	—
Deferred income taxes	—	(8,736)
Interest on stockholders’ notes receivable	(34)	(40)
Other comprehensive loss amortized to interest expense	361	—
Changes in operating assets and liabilities:
Accounts receivable	269	(5,463)
Prepaid expenses and other current assets	(6,995)	(9,501)
Other assets	930	(27)
Accounts payable	7,191	4,691
Accrued expenses	3,190	16,303
Reserve for loss contracts	(3,984)	—
Deferred revenue	(3,426)	—

Net cash provided by operating activities	4,291	(1,445)

Investing activities:
Capital expenditures	(608)	(1,337)
Other	17	—

Net cash used in investing activities	(591)	(1,337)

Financing activities:
Net advances (payments) on line of credit	(13,422)	1,980
Payment of deferred financing costs	(493)	—
Proceeds from stockholder notes receivable	83	81
Payment of preferred stock dividends	—	(61)
Exercise of stock options	—	578

Net cash used in financing activities	(13,832)	2,578

Net increase (decrease) in cash and cash equivalents	(10,132)	(204)
Cash and cash equivalents, beginning of period	10,382	256

Cash and cash equivalents, end of period	$250	$52

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(shown in 000’s except share and per share amounts)

1. Basis of Presentation

     The interim condensed consolidated financial statements as of June 30, 2002 and for the quarter and six month period then ended are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter and six month period presented. The results of operations for the quarter and six month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2001.

2. Description of Business

     America Service Group Inc. and its consolidated subsidiaries (the “Company”) provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments, certain private entities and medical facilities operated by the Department of Defense and Veterans Administration. The health status of inmates may impact results of operations under such contractual arrangements.

3. Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”), which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. The Company currently maintains three interest collar agreements with three of its syndicate banks for a notional amount of $24,000. The collar agreements expire between October 2002 and May 2003.

     On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

     The Company adopted SFAS 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted SFAS 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill during the quarter and six month period ended June 30, 2001 was $794 and $1,598, respectively.

     The following table reflects unaudited pro forma results of operations of the Company for the quarter and six month period ended June 30, 2002 and 2001, giving effect to SFAS 142 as if it were adopted on January 1, 2001:

	Quarter ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income (loss) attributable to common shares, as reported	$5,308	$(18,379)	$7,287	$(16,204)
Add back: amortization expense, net of tax	—	492	—	991

Pro forma net income (loss) attributable to common shares	$5,308	$(17,887)	$7,287	$(15,213)

Basic net income (loss) per common share:
As reported	$0.97	$(3.39)	$1.34	$(3.14)

Pro forma	$0.97	$(3.30)	$1.34	$(2.95)

Diluted net income (loss) per common share:
As reported	$0.95	$(3.39)	$1.31	$(3.14)

Pro forma	$0.95	$(3.30)	$1.31	$(2.95)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 effective January 1, 2002. Such adoption had no impact on the Company’s financial position or results of operations.

4. Reduction In Loss Contract Reserve

     During 2001, the Company completed a comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59,653 and negative gross margin of $4,714. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18,317 to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which expired June 30, 2002, and two county contracts, which expire August 15, 2002 and June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to these five contracts totaled $2,078 for the quarter ended June 30, 2002 and $3,984 for the six months ended June 30, 2002.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between the Company’s subsidiary and the City of Philadelphia would expire effective June 30, 2002. As a result of the early expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3,320 to reduce its reserve for loss contracts to $11,014 at June 30, 2002.

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through December 31, 2002. The Company has also entered into a transition agreement with the City of Philadelphia under which it will continue to provide services through September 30, 2002 under modified contract terms.

5. Strategic Initiative Expense

     During the second quarter of 2001, the Company incurred certain strategic initiative expenses of $1,267. This initiative was discontinued in the third quarter of 2001.

6. Impairment of Long-Lived Assets

     During 2001, the Company was notified that another vendor had been selected to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also determined that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services were to be self-operated by the client. These contracts represent substantially all of the operations acquired in the acquisition of Correctional Physician Services, Inc. (“CPS”) in March 2000. Given these factors, and in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recorded a non-cash impairment charge of $13,236 during the second quarter of 2001 representing the excess net goodwill recorded in connection with the acquisition of CPS over the fair value of the two contracts. The Company estimated the fair value of the contracts by calculating the net present value of estimated cash flows during the remaining term of the contracts adjusted for certain other factors.

7. Changes in Accounting Estimates

     During the second quarter of 2001, the Company recorded changes in accounting estimate charges of approximately $6,000 to strengthen medical claims reserves due to adverse development of prior years’ medical claims, $1,300 for certain legal costs and $400 for various other charges.

     The charge for strengthening medical claims reserves is included in healthcare expense on the accompanying consolidated statements of operations and was primarily the result of updated second quarter of 2001 information that indicated actual utilization rates and cost data for inpatient and outpatient services were higher than the historical levels previously used to estimate the reserves. The charge for legal and malpractice insurance exposure is included in selling, general and administrative expense on the accompanying statement of operations and was primarily related to the bankruptcy of insurance carriers that provided coverage to the Company from 1992 through 1997. The $400 for various other charges is included in healthcare expense on the accompanying consolidated statements of operations.

8. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at cost and are comprised of the following:

	June 30,	December 31,
	2002	2001

Prepaid insurance	$12,259	$8,489
Deferred loan costs on credit facility maturing April 2003	962	—
Deposit – appeal bond collateral	2,035	—
Prepaid performance bonds	158	281
Prepaid other	553	300

	$15,967	$9,070

9. Property and Equipment

     Property and equipment are stated at cost and are comprised of the following:

	June 30,	December 31,	Estimated
	2002	2001	Useful Lives

Leasehold improvements	$1,161	$1,158	5 years
Equipment and furniture	10,913	10,469	5 years
Computer software	1,360	1,317	3 years
Medical equipment	2,273	2,155	5 years
Automobile	14	14	5 years

	15,721	15,113
Less: Accumulated depreciation	(8,696)	(7,286)

	$7,025	$7,827

Depreciation expense was $1,385 and $1,328 for the six months ended June 30, 2002 and 2001, respectively.

10. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following:

	June 30,	December 31,
	2002	2001

Contracts:
Gross value	$15,870	$15,870
Accumulated amortization	(2,782)	(1,958)

	$13,088	$13,912

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(817)	(717)

	$1,583	$1,683

Amortization expense associated with the above intangibles for the first six months of 2002 was $922. Estimated aggregate amortization expense based on current intangibles for the second half of 2002 and the next four years is as follows: $708 for the second half of 2002, $960 in 2003, $960 in 2004, $960 in 2005 and $960 in 2006.

11. Accrued Expenses

     Accrued expenses consist of the following:

	June 30,	December 31,
	2002	2001

Salaries and employee benefits	$22,075	$18,474
Professional liability claims	8,655	7,810
Accrued workers’ compensation	3,070	2,374
Other	7,316	8,300

	41,116	36,958
Less: Noncurrent portion of liability claims	(7,655)	(6,810)

	$33,461	$30,148

12. Banking Arrangements

     The Company’s debt consists of a revolving credit facility which was amended on March 15, 2002 (the “Amended Credit Facility”). At June 30, 2002, the Company had $44,678 outstanding under the Amended Credit Facility and $5,722 available for future borrowings. The Amended Credit Facility was executed with a syndicate of four banks (the “Lenders”) with Bank of America, N.A. acting as the lead bank and administrative agent.

     The Company’s borrowings under the Amended Credit Facility are limited to the lesser of (1) the sum of eligible accounts and other receivables (as defined) plus an intangible advance of up to $11,000 (“Intangible Advances”) or (2) $57,000 (the “Maximum Commitment”). Interest under the Amended Credit Facility is payable monthly at the Bank of America, N.A. prime rate plus 3.0% (5.0% for balances due under Intangible Advances). The Amended Credit Facility matures on April 1, 2003 and all amounts outstanding will be due and payable on such date. In addition, the Company is required to make scheduled reductions in the Intangible Advances allowed and the Maximum Commitment prior to that date. The following table presents the Maximum Commitment and the maximum allowed Intangible Advances (included within the Maximum Commitment) as of June 30, 2002 and each scheduled reduction date.

	Maximum	Intangible
Date	Commitment	Advances

June 30, 2002	$57,000	$11,000
July 1, 2002	57,000	10,000
September 1, 2002	56,000	10,000
October 1, 2002	55,000	9,000
December 1, 2002	54,000	9,000
February 1, 2003	53,000	9,000
March 1, 2003	52,000	9,000

     The Amended Credit Facility is secured by substantially all of the assets of the Company and its operating subsidiaries. At June 30, 2002, the Company has classified the amount outstanding under the Amended Credit Facility as current due to the Amended Credit Facility’s maturity in April 2003.

     At June 30, 2002, the Company had standby letters of credit outstanding totaling $6,600. The letters of credit were issued pursuant to the Amended Credit Facility. The amount available to the Company for borrowing under the Amended Credit Facility is reduced by the amount of each outstanding standby letter of credit. Under the terms of the Amended Credit Facility, the Company may have up to $6,600 of standby letters of credit outstanding.

     Under the terms of the Amended Credit Facility, the Company is required to pay an annual commitment fee equal to 0.5% of the unused Maximum Commitment and an annual standby letter of credit commitment fee equal to 4.5% of the average standby letters of credit outstanding during the year.

     Under the terms of the Amended Credit Facility, if any Amended Credit Facility obligations remain outstanding at December 31, 2002, the Company will be required to issue the Lenders warrants to purchase common shares equal to 5.0% of the Company’s outstanding common stock on a fully diluted basis. The number of warrants required to be issued will be reduced to a 2.5% interest if the balance outstanding under the Amended Credit Facility does not exceed $45,000, there are no outstanding Intangible Advances and the Company is not in default under the terms of the Amended Credit Facility. The exercise price of the warrants will be $.01 per share.

     The Amended Credit Facility requires the Company to meet certain financial covenants related to minimum levels of net worth and earnings. As of June 30, 2002, the Company was in compliance with these financial covenant requirements. The Amended Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, capital expenditures, indebtedness and sales or transfers of assets.

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

13. Professional and General Liability Insurance

     For fiscal 2002, the Company has obtained third party commercial insurance on a claims-made basis with primary annual limits of $1,000 for each occurrence and $3,000 in the aggregate on a per site basis, subject to a $10,000 company wide annual aggregate limit. The Company assumes any liabilities in excess of the third-party insurance limits.

     The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued for all years were $8,655 and $7,810 at June 30, 2002, and December 31, 2001, respectively, and are included in accrued expenses and the non-current portion of accrued expenses. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between estimates and loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. Given the inherent degree of variability in any such estimates, the reserves reported at June 30, 2002, represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

14. Commitments and Contingencies

Catastrophic Limits

     Many of the Company’s contracts require the Company’s clients to reimburse the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for certain illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific illness-related limits. However, the occurrence of severe individual cases or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500 per inmate up to an annual per inmate cap of $2,000. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

Litigation and Claims

     The Company is appealing a $1,700 judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1,000 paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between Prison Health Services and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company, the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1,700 at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in early 2003. The Company has posted an appeal bond in the amount of $2,000, which has been classified as a deposit and included in prepaid expenses and other current assets on its consolidated balance sheet. As of June 30, 2002, the Company has reserved $600 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2002 and December 31, 2001. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

15. Net Income Per Share

     Net Income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of warrants and options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share for the quarter and six month period ended June 30, 2002 and 2001.

	Quarter ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$5,308	$(18,379)	$7,287	$(16,041)
Preferred stock dividends	—	—	—	163

Numerator for basic net income (loss) per share – income (loss) attributable to common stock holders	$5,308	$(18,379)	$7,287	$(16,204)

Denominator for basic net income (loss) per share — weighted average common shares	5,450,000	5,420,000	5,445,000	5,153,000
Effect of dilutive securities	126,000	—	106,000	—

Denominator for diluted net income (loss) per share – adjusted weighted average common shares	5,576,000	5,420,000	5,551,000	5,153,000

Basic net income (loss) per share	$0.97	$(3.39)	$1.34	$(3.14)

Diluted net income (loss) per share	$0.95	$(3.39)	$1.31	$(3.14)

Due to the net loss for the quarter and six month period ended June 30, 2001, the effect of the Company’s potential dilutive securities (primarily stock options) on diluted loss per share was anti-dilutive.

16. Comprehensive Income

The components of comprehensive earnings, net of related taxes, are as follows for the six months ended June 30, 2002 and 2001:

	2002	2001

Net income (loss) attributable to common shares	$7,287	$(16,204)

Cumulative effect of change in accounting principle – fair value of interest rate swaps qualifying as cash flow hedges	—	(212)
Net change in fair value of interest rate swaps qualifying as cash flow hedges	—	(233)
Amortization of fair value of interest rate swaps previously qualifying as cash flow hedges	361	—

Other Comprehensive income (loss)	361	(445)

Comprehensive income (loss)	$7,648	$(16,649)

17. Segments

     The Company generally views its operating segments on a managed healthcare contract basis. The Company considers its managed healthcare services contract business to be one reportable segment under Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, as the economic characteristics, the nature of the services, and type and class of customers for the services and the methods used to provide the services are similar. Consequently, reportable segment information is not applicable.

18. Reclassifications

     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

19. Subsequent Event

     In July 2002, the Company issued 67,446 shares of its common stock as the result of the exercise of a warrant. The exercise price for the warrant was $0.01 per share. In July 2002, the Company also issued 35,686 shares of common stock under its employee stock purchase plan.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. Actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include the following:

•	losses from contracts that the Company cannot terminate;

•	changes in performance bonding requirements;

•	the complexity of, and potential changes in, government contracting procedures; and

•	the shortage of qualified nurses at reasonable costs in some of the areas in which the Company operates.

     Because the risk factors referred to above, as well as the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Item 1. Business — Cautionary Statements,” could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

     America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the U.S., providing healthcare services to approximately 185,000 inmates at 215 sites in 28 states. The Company also distributes pharmaceuticals and medical supplies to approximately 208,000 inmates at over 360 sites in 34 states. Many of the inmates to whom the Company distributes pharmaceuticals and medical supplies also receive its healthcare services. In addition, the Company provides managed healthcare services to active and retired military personnel and their dependants at five sites in three states and the District of Columbia.

     The Company operates through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Correctional Care, Inc. (“EMSA Correctional”), EMSA Military Services, Inc. (“EMSA Military”), Correctional Health Services, Inc. (“CHS”), and Secure Pharmacy Plus, Inc. (“SPP”). ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

Critical Accounting Policies And Estimates

General

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue and cost recognition,

•	loss contracts,

•	professional and general liability insurance,

•	legal contingencies,

•	impairment of intangible assets and goodwill, and

•	income taxes.

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

Revenue and Cost Recognition

     The Company’s contracts with correctional institutions are principally fixed price contracts adjusted for census fluctuations. The contracts may also contain certain risk sharing arrangement, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using an actuarial analysis prepared monthly by an independent actuary. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made.

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

     The Company performs a periodic comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-

cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which expired June 30, 2002, and two county contracts, which expire August 15, 2002 and June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to these five contracts totaled $2.1 million for the quarter ended June 30, 2002 and $4.0 million for the six months ended June 30, 2002.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the early expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3.3 million to reduce its reserve for loss contracts to $11.0 million at June 30, 2002.

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through December 31, 2002. The Company has also entered into a transition agreement with the City of Philadelphia under which it will continue to provide services through September 30, 2002 under modified contract terms.

Professional and General Liability Insurance

     As a healthcare provider, the Company is subject to medical malpractice claims and lawsuits. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or the healthcare professionals it engages as independent contractors. The Company’s contracts generally require it to indemnify the governmental agency for losses incurred related to healthcare provided by the Company or its agents.

     To mitigate a portion of this risk, the Company maintains third party commercial insurance. In 2002, the insurance is maintained on a claims-made basis with annual primary limits of $1 million for each occurrence and $3 million in the aggregate on a per site basis, subject to a $10 million company-wide annual aggregate limit. The Company also requires the healthcare professionals it employs and its independent contractors to maintain professional liability insurance. The Company assumes liabilities in excess of these third-party insurance limits.

     The Company records a liability for its estimated uninsured exposure to reported and unreported professional liability claims based upon a quarterly independent actuarial estimate of the cost of settling losses and projected loss adjustment expenses using historical claims data, demographic factors, severity factors and other actuarial assumptions. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made.

Legal Contingencies

     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. The Company accrues an estimate of the probable costs for the resolution of these claims. This estimate is developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach such as a change in settlement strategy in dealing with such litigation.

Impairment of Intangible Assets and Goodwill

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS 142, goodwill acquired is reviewed for impairment on annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

     The Company’s other identifiable intangible assets, such as customer contracts acquired in acquisitions and covenants not to compete, are amortized on the straight-line method over their estimated useful lives. The Company also assesses the impairment of its other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     Important factors taken into consideration when evaluating the need for an impairment review include the following:

•	significant underperformance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the Company’s acquired assets or in the Company’s overall business strategy; and

•	significant negative industry or economic trends.

     When the Company determines that the carrying value of goodwill may be impaired based upon the existence of one or more of the above indicators of impairment or as a result of its annual impairment review, any impairment is measured using a fair-value-based goodwill impairment test as required under the provisions of SFAS 142. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

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

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At June 30, 2002 and December 31, 2001, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing shareholders’ equity). Due to the Company’s net income in the first six months of 2002, the Company’s deferred tax valuation allowance was reduced $3.3 million from $16.1 million at December 31, 2001 to $12.8 million at June 30, 2002 as a reduction to income tax provision.

Results of Operations

     The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Condensed Consolidated Statements of Operations.

	Quarter ended		Six Months Ended
	June 30,		June 30,
Percentage of Total Revenues	2002	2001	2002	2001

Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	93.8	104.2	93.8	98.1

Gross margin	6.2	(4.2)	6.2	1.9
Selling, general and administrative expenses	2.5	4.3	2.8	3.6
Depreciation and amortization	0.8	1.4	0.8	1.4
Strategic initiative expense	—	0.9	—	0.5
Impairment of long-lived assets	—	9.4	—	4.7
Reduction in loss contract reserve	(2.4)	—	(1.2)	—

Income from operations	5.3	(20.2)	3.8	(8.3)
Interest, net	1.4	0.8	1.2	0.9

Income before income tax provision (benefit)	3.9	(21.0)	2.6	(9.2)
Income tax provision (benefit)	0.1	(8.0)	—	(3.4)

Net income (loss)	3.8	(13.0)	2.6	(5.8)
Preferred stock dividends	—	—	—	—

Net income (loss ) attributable to common shares	3.8	(13.0)	2.6	(5.8)

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

     Healthcare revenues. Healthcare revenues for the second quarter of 2002 decreased $2.3 million, or 1.6%, from $140.8 million in 2001 to $138.5 million in 2002. Healthcare revenues in the second quarter of 2002 included $4.9 million of revenue growth resulting from contracts added in 2001 through marketing activities. The Company added four new contracts in 2002. Such new contracts provided revenues in the second quarter of 2002 of $1.8 million. Correctional contracts in place throughout the second quarter of both 2002 and 2001 experienced revenue growth of $11.7 million, or 11.1%, from contract renegotiations and automatic price adjustments. Company-wide internal revenue growth for the second quarter of 2002 totaled $5.1 million, or 4.3%. Company-wide internal revenue growth consists of the revenue growth on correctional contracts in place throughout both periods discussed above offset by a $6.6 million reduction in SPP pharmaceutical distribution revenue. The decrease in SPP pharmaceutical distribution revenue was primarily the result of the loss of two pharmaceutical distribution customers in the third quarter of 2001. During 2002, the Company’s revenues were negatively impacted by the loss of correctional contracts, some of which the Company elected not to renew, resulting in a decrease in revenues of approximately $14.1 million from 2001 to 2002

     Healthcare expenses. Healthcare expenses decreased $16.8 million, or 11.5%, from $146.7 million in the second quarter of 2001 to $129.9 million in the second quarter of 2002. Healthcare expenses as a percentage of revenues decreased by 10.4% from the second quarter of 2001 to the second quarter of 2002. Healthcare expenses for the second quarter of 2001 included a charge of $6.0 million to increase the Company’s reserve for medical claims. This charge was primarily the result of updated second quarter of 2001 information showing that actual utilization rates and cost data for inpatient and outpatient services were higher than the historical levels on which the Company’s reserve had been based. Exclusive of this charge, healthcare expenses for the second quarter of 2001 were 99.9% of revenues compared to 93.8% of revenues in the second quarter of 2002. This 6.1% decrease results primarily from a reduction in pharmacy related expenses as a percent of total revenues, $1.7 million in negative operating margin related to the Company’s five loss contracts that was charged against the loss contract reserve in the first six months of 2002 and the Company's ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the second quarter of 2002 decreased $2.5 million from $6.0 million, or 4.3% of revenues, in the second quarter of 2001 to $3.5 million, or 2.5% of revenues, in the second quarter of 2002. Included in selling, general and administrative expenses for the second quarter of 2001 were charges to increase the Company’s legal reserves by $1.3 million. These charges were primarily required to reflect the Company’s increased exposure to certain outstanding cases previously covered by insurance carriers now in liquidation. The percentage of revenue decrease in selling, general and administrative expenses, excluding these charges, is primarily the result of overhead reductions implemented by the Company subsequent to the first half of 2001 and approximately $345,000 in overhead costs associated with the Company’s five loss contracts that were charged against the loss contract reserve.

     Depreciation and amortization. Depreciation and amortization expense decreased from $2.0 million in the second quarter of 2001 to $1.1 million in the second quarter of 2002. This decrease is primarily the result of the Company’s adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but will be required to be monitored for impairment. Amortization expense related to goodwill totaled approximately $794,000 in the second quarter of 2001.

     Strategic initiative expense. During the second quarter of 2001, the Company incurred $1.3 million of expenses related to a strategic initiative, which was terminated in the third quarter of 2001.

     Impairment of long-lived assets. During the second quarter of 2001, the Company was notified that another vendor had been selected to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also determined that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services are to be self operated by the client. Each of these contracts was acquired in the Company’s acquisition of certain assets of CPS in 2000. In the second quarter of 2001, the Company recorded a non-cash impairment charge of $13.2 million representing the amount by which goodwill related to these contracts exceeded the contracts’ fair value.

     Reduction in loss contract reserve. During 2001, the Company completed a comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which expired June 30, 2002, and two county contracts, which expire August 15, 2002 and June 30, 2005.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the early expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3.3 million to reduce its reserve for loss contracts to $11.0 million at June 30, 2002.

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through December 31, 2002. The Company has also entered into a transition agreement with the City of Philadelphia under which it will continue to provide services through September 30, 2002 under modified contract terms.

     Interest, net. Net interest expense increased to $1.9 million or 1.4% of revenue in the second quarter of 2002 from $1.2 million or 0.8% of revenue in the second quarter of 2001. The increase in net interest expense from the prior year is primarily the result of increased interest rates on outstanding debt and expenses related to certain interest rate collars entered into in 2000.

     Income tax provision (benefit). The provision for income taxes for the second quarter of 2002 was $75,000 or 0.1% of revenue, as compared with a benefit of $11.2 million or 8.0% of revenue in the second quarter of 2001. Due to the Company’s net income in the second quarter of 2002, the Company’s deferred tax valuation allowance was reduced $2.2 million from $15.0 million to $12.8 million as a reduction to income tax provision.

     Net income attributable to common shares. Net income attributable to common shares was $5.3 million for the second quarter of 2002, or 3.8% of revenue, as compared with a net loss attributable to common shares of $18.4 million, or 13.0% of revenue, in the prior year quarter.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Healthcare revenues. Healthcare revenues for the six months ended June 30, 2002 decreased $2.3 million, or 0.9%, from $278.7 million in the first six months of 2001 to $276.4 million in the first six months of 2002. Healthcare revenues in the first six months of 2002 included $11.4 million of revenue growth resulting from contracts added in 2001 through marketing activities. The Company added four new contracts in 2002. Such new contracts provided revenues in the first six months of 2002 of $2.4 million. Correctional contracts in place throughout the first six months of both 2002 and 2001 experienced revenue growth of $24.7 million, or 11.9%, from contract renegotiations and automatic price adjustments. Company-wide internal revenue growth for the six months ended June 30, 2002 totaled $12.7 million, or 5.4%. Company-wide internal revenue growth consists of the revenue growth on correctional contracts in place throughout both periods discussed above offset by a $12.0 million reduction in SPP pharmaceutical distribution revenue. The decrease in SPP pharmaceutical distribution revenue was the result of the loss of two pharmaceutical distribution customers in the third quarter of 2001. During 2002, the Company’s revenues were negatively impacted by the loss of correctional contracts, some of which the Company elected not to renew, resulting in a decrease in revenues of approximately $28.8 million from 2001 to 2002.

     Healthcare expenses. Healthcare expenses decreased $14.1 million, or 5.2%, from $273.3 million in the first six months of 2001 to $259.2 million in the first six months of 2002. Healthcare expenses as a percentage of revenues decreased by 4.3% from the first six months of 2001 as compared to the same period in 2002. Healthcare expenses for the first six months of 2001 included a charge of $6.0 million recorded in the second quarter to increase the Company’s reserve for medical claims. This charge was primarily the result of updated second quarter of 2001 information showing actual utilization rates and cost data for inpatient and outpatient services were higher than the historical levels on which the Company’s reserve had been based. Exclusive of this charge, healthcare expenses for the six months ended June 30, 2001 were 95.9% of revenues compared to 93.8% of revenues for the same period in 2002. This 2.1% decrease results primarily from a reduction in pharmacy related expenses as a percent of total revenues, approximately $3.3 million in negative operating margin related to the Company’s five loss contracts that were charged against the loss contract reserve in the first six months of 2002 and the Company's ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the first six months of 2002 decreased $2.5 million from $10.1 million, or 3.6% of revenues, in the first six months of 2001 to $7.6 million, or 2.8% of revenues, in the first six months of 2002. Included in selling, general and administrative expenses for the first six months of 2001 were charges to increase the Company’s legal reserves by $1.3 million. These charges were primarily required to reflect the Company’s increased exposure to certain outstanding cases previously covered by insurance carriers now in liquidation. The percentage of revenue decrease in selling, general and administrative expenses, excluding these charges, is primarily the result of overhead reductions implemented by the Company subsequent to the first half of 2001 and approximately $710,000 in overhead costs associated with the Company’s five loss contracts that were charged against the loss contract reserve.

     Depreciation and amortization. Depreciation and amortization expense decreased from $3.9 million in the first six months of 2001 to $2.3 million in the first six months of 2002. This decrease is primarily the result of the Company’s adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but will be required to be monitored for impairment. Amortization expense related to goodwill totaled approximately $1.6 million for the six months ended June 30, 2001.

     Strategic initiative expense. During the first six months of 2001, the Company incurred $1.3 million of expenses related to a strategic initiative, which was terminated in the third quarter of 2001.

     Impairment of long-lived assets. During the second quarter of 2001, the Company was notified that another vendor had been selected to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also determined that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services are to be self-operated by the client. Each of these contracts was acquired in the Company’s acquisition of certain assets of CPS in 2000. In the second quarter of 2001, the Company recorded a non-cash impairment charge of $13.2 million representing the amount by which goodwill related to these contracts exceeded the contracts’ fair value.

     Reduction in loss contract reserve. During 2001, the Company completed a comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which expired June 30, 2002, and two county contracts, which expire August 15, 2002 and June 30, 2005.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the early expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3.3 million to reduce its reserve for loss contracts to $11.0 million at June 30, 2002.

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through December 31, 2002. The Company has also entered into a transition agreement with the City of Philadelphia under which it will continue to provide services through September 30, 2002 under modified contract terms.

     Interest, net. Net interest expense increased to $3.4 million or 1.2% of revenue in the first six months of 2002 from $2.5 million or 0.9% of revenue in the first six months of 2001. The increase in net interest expense from the prior year is primarily the result of increased interest rates on outstanding debt and expenses related to certain interest rate collars entered into in 2000.

     Income tax provision (benefit). The provision for income taxes for the first six months of 2002 was a benefit of $95,000 or less than one-tenth of one percent of revenue, as compared with a benefit of $9.6 million or 3.4% of revenue in the same period of 2001. Due to the Company’s net income in the first six months of 2002, the Company’s deferred tax valuation allowance was reduced $3.3 million from $16.1 million to $12.8 million as a reduction to income tax provision.

     Net income (loss) attributable to common shares. Net income attributable to common shares was $7.3 million for the six months ended June 30, 2002, or 2.6% of revenue, as compared with a net loss attributable to common shares of $16.2 million, or 5.8% of revenue, in the same period of 2001.

Liquidity and Capital Resources

     The Company generated net income attributable to common shares of $7.3 million in the first six months of 2002 compared to a net loss attributable to common shares of $16.2 million in the same period of 2001. The Company had stockholders’ equity of $4.2 million at June 30, 2002 as compared to a stockholders’ deficit of $3.6 million at December 31, 2001. The Company’s cash and cash equivalents decreased to $250,000 at June 30, 2002 from $10.4 million at December 31, 2001, a decrease of $10.1 million primarily as a result of payments made to reduce debt outstanding offset by cash flows from operating activities. Cash flows from operating activities during the first six months of 2002 were $4.3 million, an increase of $5.7 million from the cash used in operating activities in the same period of 2001 of $1.4 million. The increase is primarily the result of increased income from operations. Cash flows used in financing activities during the first six months of 2002 were $13.8 million and include net payments totaling $13.4 million to reduce the amount of debt outstanding under the Amended Credit Facility from $58.1 million at December 31, 2001 to $44.7 million at June 30, 2002.

     The Company’s debt consists of the Amended Credit Facility. At June 30, 2002, the Company had approximately $44.7 million outstanding under the Amended Credit Facility and approximately $5.7 million available for future borrowings. The Amended Credit Facility was executed with a syndicate of four banks (the “Lenders”) with Bank of America, N.A. acting as the lead bank and administrative agent.

     The Company’s borrowings under the Amended Credit Facility are limited to the lesser of (1) the sum of eligible accounts and other receivables (as defined) plus an intangible advance of up to $11.0 million (“Intangible Advances”) or (2) $57.0 million (the “Maximum Commitment”). Interest under the Amended Credit Facility is payable monthly at the Bank of America, N.A. prime rate plus 3.0% (5.0% for balances due under Intangible Advances). The Amended Credit Facility matures on April 1, 2003 and all amounts outstanding will be due and payable on such date. In addition, the Company is required to make scheduled reductions in the Intangible Advances allowed and the Maximum Commitment prior to that date. The following table presents the Maximum Commitment and the maximum allowed Intangible Advances (included within the Maximum Commitment) as of June 30, 2002 and each scheduled reduction date.

	Maximum	Intangible
Date	Commitment	Advances

June 30, 2002	$57 million	$11 million
July 1, 2002	57 million	10 million
September 1, 2002	56 million	10 million
October 1, 2002	55 million	9 million
December 1, 2002	54 million	9 million
February 1, 2003	53 million	9 million
March 1, 2003	52 million	9 million

     The Amended Credit Facility is secured by substantially all of the assets of the Company and its operating subsidiaries.

     At June 30, 2002, the Company had standby letters of credit outstanding totaling approximately $6.6 million. The letters of credit were issued pursuant to the Amended Credit Facility. The amount available to the Company for borrowing under the Amended Credit Facility is reduced by the amount of each outstanding standby letter of credit. Under the terms of the Amended Credit Facility, the Company may have up to $6.6 million of standby letters of credit outstanding.

     The Amended Credit Facility requires the Company to meet certain financial covenants related to minimum levels of shareholders’ equity (deficit) and earnings.

     Under the Amended Credit Facility, the Company is required to maintain minimum shareholders’ equity (deficit) as of the end of any fiscal quarter ending on or after the period specified below as follows:

Minimum Shareholders'
Period	Equity (Deficit)

June 30, 2002 to September 29, 2002	$(2,500,000)
September 30, 2002 to December 30, 2002	(1,000,000)
December 31, 2002 to April 1, 2003	0

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

Period Ending	Monthly Cumulative Minimum EBITDA

June 30, 2002	$3,600,000
July 31, 2002	4,275,000
August 31, 2002	5,300,000
September 30, 2002	6,800,000
October 31, 2002	7,950,000
November 30, 2002	9,200,000
December 31, 2002	10,000,000

     After December 31, 2002, the Company will be required to achieve a minimum monthly EBITDA of $500,000. The Amended Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, capital expenditures, indebtedness and sales or transfers of assets.

     As of June 30, 2002, the Company was in compliance with these financial covenant requirements.

     Under the terms of the Amended Credit Facility, if any Amended Credit Facility obligations remain outstanding at December 31, 2002, the Company will be required to issue the Lenders warrants to purchase common shares equal to 5.0% of the Company’s outstanding common stock on a fully diluted basis. The number of warrants required to be issued will be reduced to a 2.5% interest if the balance outstanding under the Amended Credit Facility does not exceed $45 million, there are no outstanding Intangible Advances and the Company is not in default under the terms of the Amended Credit Facility. The exercise price of the warrants will be $.01 per share.

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

     The Amended Credit Facility matures on April 1, 2003. Management is in the process of reviewing alternatives for refinancing the Amended Credit Facility, however, no assurances can be made that the Company can obtain alternative financing arrangements on acceptable terms or at all.

     On February 5, 2001, the Company completed the conversion of 12,500 shares of Series A Convertible Preferred Stock, having an aggregate liquidation preference of $12.5 million, into 1,322,751 shares of common stock. The Company registered the shares of common stock issued upon conversion of the preferred stock and warrants to purchase an additional 135,000 shares of common stock. In July 2002, the warrant holder exercised 67,500 of these warrants.

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

     Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”), which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. The Company currently maintains three interest collar agreements with three of its syndicate banks for a notional amount of $24.0 million. The collar agreements expire between October 2002 and May 2003.

     On January 1, 2001, the Company adopted SFAS 133 and SFAS 138 resulting in a charge to other comprehensive income of approximately $212,000, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

     The Company adopted SFAS 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted SFAS 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill during the quarter and six month period ended June 30, 2001 was approximately $794,000 and $1.6 million, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 on January 1, 2002. Such adoption had no impact on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Amended Credit Facility. The Amended Credit Facility carries an interest rate based on the Bank of America, N.A. prime rate, therefore the Company’s cash flow may be affected by changes in the prime rate. For example, a hypothetical 10% change in interest rates would have increased or decreased interest expense by approximately $187,000 during the six months ended June 30, 2002. As of June 30, 2002, the Company has approximately $44.7 million outstanding under the Amended Credit Facility, which represents 29.0% of the Company’s total liabilities and stockholders’ equity.

PART II:

OTHER INFORMATION

ITEM 1. —LEGAL PROCEEDINGS

     The Company is appealing a $1.7 million judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between Prison Health Services and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company, the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in early 2003. The Company has posted an appeal bond in the amount of $2.0 million, which has been classified as a deposit and included in prepaid expenses and other current assets on its consolidated balance sheet. As of June 30, 2002, the Company has reserved $600,000 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2002 and December 31, 2001. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held June 12, 2002, the stockholders of the Company voted to elect the Company’s Board of Directors:

•	Michael Catalano, Chairman, President and Chief Executive Officer (4,937,969 affirmative votes; 110 negative votes; 3,167 votes withheld);

•	William D. Eberle (4,938,055 affirmative votes; 24 negative votes; 3,081 votes withheld);

•	Burton C. Einspruch (4,927,120 affirmative votes; 10,959 negative votes; 14,016 votes withheld);

•	David A. Freeman (4,938,079 affirmative votes; 0 negative votes; 3,057 votes withheld);

•	Carol R. Goldberg (4,938,055 affirmative votes; 24 negative votes; 3,081 votes withheld);

•	Jeffrey L. McWaters (4,938,079 affirmative votes; 0 negative votes; 3,057 votes withheld);

•	Richard M. Mastaler (4,938,079 affirmative votes; 0 negative votes; 3,057 votes withheld);

•	Richard D. Wright (4,938,079 affirmative votes; 0 negative votes; 3,057 votes withheld); and

•	William C. Stapleton (4,938,079 affirmative votes; 0 negative votes; 3,057 votes withheld).

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

3.1 —  Amended and Restated Certificate of Incorporation of America Service Group Inc.

3.2 —  Amended and Restated Bylaws of America Service Group, Inc.

4.1 —  Specimen Common Stock Certificate

11—    Computation of Per Share Earnings.*

99.1— Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

99.2— Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

* Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 15 to the condensed consolidated financial statements in this report.

     (B)  Report on Form 8-K

On July 24, 2002, the Company filed a Form 8-K under Item 5 relating to its announcement of its financial results for the quarter and six months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA SERVICE GROUP INC

/s/ MICHAEL CATALANO

Michael Catalano
Chairman, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ MICHAEL W. TAYLOR

Michael W. Taylor
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated: August 14, 2002