Form 10-K/A
period 2001-12-31
AMERICA SERVICE GROUP INC /DE
filed 2002-10-18
CIK 877476

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

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

         The average length of a contract of services is one to three years, with subsequent renewal options. In general, contracts may be terminated by the governmental agency, and often by ASG as well, without cause at any time upon proper notice. The required notice period for such contracts ranges from one day to one year, but is typically between 30 and 90 days. Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of ASG. As with other governmental contracts, ASG's contracts are subject to adequate budgeting and appropriation of funds by the governing legislature or administrative body.

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

         SPP is the largest provider of correctional pharmacy services in the United States with 2001 revenues of approximately $91 million, $46 million of which relates to services provided for ASG-contracted sites, which are eliminated in consolidation. For the year ended December 31, 2001, revenues from correctional pharmacy services, excluding revenues eliminated in consolidation, accounted for approximately 8% of the Company's total revenues.

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

COMPETITION

         The business of providing correctional healthcare services to governmental agencies is highly competitive. ASG is in direct competition with local, regional and national correctional healthcare providers. ASG estimates that it has approximately 9.8% of the combined privatized and non-privatized market, based on national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which it estimates has approximately 9.5% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which it estimates has approximately 2.5% of such market. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market.

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

         RIKER'S ISLAND CONTRACT. The Company, through its subsidiary PHS, entered into a contract with the New York City Health and Hospitals Corporation ("HHC"), effective January 1, 2001, to provide, among other things, medical healthcare services to inmates held by the Commissioner of the New York City Department of Corrections. The term of the contract is three years, with HHC having the option to extend the term for an additional year. For the Company's services, HHC pays the Company the cost of providing the services rendered under the contract plus 4.25%. The Company is subject to mandatory staffing requirements under the contract. HHC is required to indemnify the Company and its employees and independent contractors for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where the Company's employees or independent contractors have engaged in intentional misconduct or a criminal act. Either party may terminate the contract without cause at any time on 12 months' notice, and either party may terminate on ten days' notice for a material breach of the contract (subject to certain cure provisions).

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

         Dependence on Client Contracts. ASG's operating revenue is derived almost exclusively from contracts with federal, state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 180 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the Company. Although ASG generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. As a result, ASG's portfolio of contracts is subject to change. The changes in ASG's portfolio of contracts are largely unpredictable, which creates uncertainties about the amount of its total revenues from period to period. Although ASG attempts to replace contracts that expire or are terminated, it must engage in competitive bidding for new business. ASG, therefore, has no assurance that it will be able to replace contracts that expire or are terminated.

         Privatization of Government Services, Competition and Correctional Population. ASG's future revenue growth will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. ASG believes that more than $95 million in annualized correctional healthcare contract revenues were privatized in 2001 by governmental agencies for the first time, based on bids that ASG has submitted. ASG estimates that an additional $20 million in 2001 in privatized contract revenues resulted from the expansion of existing contracted services to encompass additional or expanded services. ASG believes that the tightening of many state budgets, especially over the past six months, will continue to cause governmental agencies to outsource these services. There can be no assurance that this market will continue to grow at historical rates or at all, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause ASG's revenue to decline and harm its business and operating results.

         Competition. The business of providing correctional healthcare services to governmental agencies is highly competitive. ASG is in direct competition with local, regional and national correctional healthcare providers. ASG estimates that it has approximately 9.8% of the combined privatized and non-privatized market, based on national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which it estimates has approximately 9.5% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which it estimates has approximately 2.5% of such market. As the private market for providing correctional healthcare matures, ASG's competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to under bid the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than ASG, may enter the market. Increased competition could result in a loss of contracts and market share. Any of these results could seriously harm its business and operating results.

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

         Exposure to Catastrophic Events. Contracts accounting for 40% of revenues for the year ended December 31, 2001 contain no limits on ASG's exposure for treatment costs related to catastrophic illnesses or injuries to inmates. For those contracts that contain no catastrophic limits, ASG maintains stop loss insurance for 100% of its exposure with respect to catastrophic illnesses or injuries for annual amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million. ASG attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits. Although ASG typically bears the risk of increased or unexpected costs, many contracts contain risk-sharing arrangements, such as aggregate limits for off-site or pharmaceutical costs, stop-loss provisions, cost-plus fee arrangements or the entire exclusion of off-site service costs. Although ASG has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, there can be no assurance that ASG will not experience a catastrophic illness or injury to inmates that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render the contract unprofitable and could have a material adverse effect on ASG's financial condition and results of operations.

         Dependence on Key Personnel. The success of ASG depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect ASG's operations. ASG has employment contracts with Michael Catalano, Chairman, President and Chief Executive Officer, Gerard F. Boyle, Executive Vice President and Chief Development Officer, Bruce A. Teal, Executive Vice President and Chief Operating Officer and Michael W. Taylor, Senior Vice President and Chief Financial Officer, as well as certain other key personnel. ASG does not have an employment contract with Richard D. Wright, Vice Chairman of Operations. ASG does not maintain key man life insurance for any member of its senior management. The loss of the services of one or more of its key employees could adversely affect ASG's business and operating results.

Dependence on Healthcare Personnel. ASG's success depends on its ability to attract and retain highly skilled healthcare personnel. A shortage of trained and competent employees and/or independent contractors may result in overtime costs or the need to hire less efficient and more costly temporary staff. Attracting qualified nurses at a reasonable cost in some markets has been and continues to be of concern to ASG. Approximately 44% of ASG's contracts contain financial penalties that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2001, ASG incurred penalties of approximately $1.3 million relating to these criteria. If ASG is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to gain new contracts.

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

         Dependence on Credit Facility. The Company's debt consists of a revolving credit facility with a syndicate of four banks, with Bank of America, N.A. acting as the lead bank and administrative agent. At December 31, 2001 the Company had $58.1 million outstanding under the credit facility and $50,000 available for future borrowings. On March 15, 2002, the Company executed an amendment to the credit facility, under which the Company's borrowings are limited to the lesser of (1) the sum of eligible accounts and other receivables (as defined) plus an intangible advance of up to $11 million, or (2) $57 million. The amended credit facility matures on April 1, 2003.

         The credit facility requires the Company to meet certain financial covenants related to minimum levels of net worth and earnings. The financial covenants contained in the amended facility are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in this report.

         The Company is dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2002. Management believes the Company can remain in compliance with the terms of the credit facility and meet its expected obligations throughout 2002. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.

         If the Company has not refinanced its credit facility prior to December 31, 2002, the terms of the credit facility require it to issue warrants to the lenders to purchase shares representing up to 5% of its stock on a fully diluted basis at an exercise price of $0.01 per share. Based on 5,772,000 shares outstanding on a pro forma fully-diluted basis on December 31, 2001, the Company would be required to issue warrants to purchase 303,789 shares of its common stock to the lenders, which would represent a 5.26% dilution of the pro forma outstanding shares on December 31, 2001.

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

         The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company will adjust the estimated useful life on a prospective basis.

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


                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------
PERCENTAGE OF TOTAL REVENUES                                                                 2001         2000         1999
----------------------------                                                                -----        -----        -----
Healthcare revenues...................................................................      100.0%       100.0%       100.0%
Healthcare expenses...................................................................       96.4         90.3         90.0
Charge for loss contracts.............................................................        3.3           --           --
                                                                                            -----        -----        -----
Gross margin..........................................................................        0.3          9.7         10.0
Selling, general and administrative expenses..........................................        3.5          3.6          4.5
Depreciation and amortization.........................................................        1.4          1.6          1.3
Impairment of long-lived assets.......................................................        2.4           --           --
Strategic initiative and severance expenses...........................................         .4           --           --
                                                                                            -----        -----        -----
Income (loss) from operations.........................................................       (7.4)         4.5          4.2
Interest, net.........................................................................        1.0          1.1          1.4
                                                                                            -----        -----        -----
Income (loss) before income taxes.....................................................       (8.4)         3.4          2.8
Provision for income taxes (benefit)..................................................        (.3)         1.4          1.1
                                                                                            ------       -----        -----
Net income (loss).....................................................................       (8.1)         2.0          1.7
Preferred stock dividends.............................................................         --          0.1          0.8
                                                                                            -----        -----        -----
Net income (loss) attributable to common shares.......................................       (8.1)%        1.9%         0.9%
                                                                                            =====        =====        =====


2001 Compared to 2000

         Healthcare revenues increased $170.6 million from $381.9 million in 2000 to $552.5 million in 2001, representing a 45% increase. Approximately $54.2 million of this increase relates to a full year of activity of CPS contracts, CHS and SPP, all of which were acquired during 2000. The Company experienced $23.1 million of revenue growth resulting from the first full year of operations on contracts added in 2000 through marketing activities. The addition of the Riker's Island contract, effective January 1, 2001, added approximately $81.2 million in additional revenue. In addition to the Riker's Island contract, the Company added eleven new contracts during 2001 generating partial year revenues of $31.6 million. For contracts in place throughout both 2001 and 2000, the Company experienced $25.6 million, or 11.1%, of revenue growth from contract renegotiations and automatic price adjustments. During 2001, revenues were negatively impacted by the loss of 18 contracts, eight of which the Company elected not to renew, resulting in a decrease in revenues of approximately $45.1 million from 2000 to 2001.

         Healthcare expenses increased $187.9 million from $344.8 million in 2000 to $532.7 million in 2001. New contracts from acquisitions and marketing activities accounted for $186.2 million of the $187.9 million increase in healthcare expenses from 2000 to 2001. New contracts from acquisitions accounted for $51.7 million of the increase, while new contracts from marketing activities accounted for $134.5 million of the increase. Healthcare expenses as a percentage of revenues increased by 6.1% primarily due to increased use of temporary labor due to continued labor shortages in certain geographic areas and increased use of off-site healthcare and diagnostic services. Pharmaceutical costs increased from 7.9% to 9.5% of revenues from 2000 to 2001. Also included in healthcare expenses for 2001 was a charge of $6.0 million recorded in the second quarter to increase the Company's reserve for medical claims. This charge was primarily the result of updated information showing actual utilization and cost data for inpatient and outpatient services were higher than the historical levels on which the Company's reserve had previously been based.

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

  10.23      --            Contract between the Company and healthprojects, LLC
                           dated September 17, 2001, to perform services as
                           directed by ASG management (incorporated herein by
                           reference to Exhibit 10.4 to the Company's Quarterly
                           Report on Form 10-Q for the three month period ended
                           September 30, 2001).

  10.24      --            Employment Agreement, dated October 15, 2001, with
                           Michael W. Taylor as Senior Vice President and Chief
                           Financial Officer of the Company (incorporated herein
                           by reference to Exhibit 10.5 to the Company's
                           Quarterly Report on Form 10-Q for the three month
                           period ended September 30, 2001).

  10.25      --            Waiver and Second Amendment To Amended and Restated
                           Credit Agreement dated November 13, 2001, by and
                           among the Company, the subsidiaries of the Company
                           who are parties to the Credit Agreement, the several
                           lenders who are now or hereafter become parties to
                           the Credit Agreement, and Bank of America, N.A., a
                           national banking association, individually and as
                           administrative agent of the lenders (incorporated
                           herein by reference to Exhibit 10.3 to the Company's
                           Quarterly Report on Form 10-Q for the three month
                           period ended September 30, 2001).

  10.26*     --            Amendment No. 3 to Amended and Restated Credit
                           Agreement, dated March 15, 2002, by and among the
                           Company, the subsidiaries of the Company who are
                           parties to the Credit Agreement, the several lenders
                           who are now or hereafter become parties to the Credit
                           Agreement, and Bank of America, N.A., a national
                           banking association, individually and as
                           administrative agent of the lenders.

  21.1*      --            Subsidiaries of the Company.

  23.1       --            Consent of Ernst & Young LLP.

  99.1       --            Certification of the Chief Executive Officer Pursuant
                           to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2       --            Certification of the Chief Financial Officer Pursuant
                           to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
* Previously filed.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on October 17, 2002.

                                     AMERICA SERVICE GROUP INC.


                                     By:          /s/ MICHAEL CATALANO
                                         --------------------------------------
                                                   Michael Catalano
                                                Chairman, President and
                                                Chief Executive Officer
                                            (Principal Executive Officer and
                                                Duly Authorized Officer)

         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on October 17, 2002.

SIGNATURES                                                                            TITLE
----------                                                                            -----

                  /s/ MICHAEL CATALANO                             Chairman, President and Chief Executive Officer
-----------------------------------------------------
                    Michael Catalano

                  /s/ MICHAEL W. TAYLOR                            Senior Vice President and Chief Financial Officer
-----------------------------------------------------              (Principal Financial Officer and Principal
                                                                   Accounting Officer)
                    Michael W. Taylor

                  /s/ WILLIAM D. EBERLE                            Director
-----------------------------------------------------
                    William D. Eberle

                                                                   Director
-----------------------------------------------------
                 Burton C. Einspruch, M.D.

                  /s/ DAVID A. FREEMAN                             Director
-----------------------------------------------------
                    David A. Freeman

                  /s/ CAROL R. GOLDBERG                            Director
-----------------------------------------------------
                    Carol R. Goldberg

                                                                   Director
-----------------------------------------------------
                   Richard M. Mastaler

                  /s/ RICHARD D. WRIGHT                            Vice Chairman of Operations
-----------------------------------------------------
                    Richard D. Wright

                /s/ WILLIAM C. STAPLETON                           Director
-----------------------------------------------------
                   William C. Stapleton

                                 CERTIFICATIONS


I, Michael Catalano, certify that:

1.       I have reviewed this annual report on Form 10-K of America Service
         Group Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 17, 2002


                                             /s/ Michael Catalano
                                             ----------------------------------
                                             Michael Catalano
                                             Chairman, President and
                                             Chief Executive Officer


I, Michael W. Taylor, certify that:

1.       I have reviewed this annual report on Form 10-K of America Service
         Group Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 17, 2002


                                             /s/ Michael W. Taylor
                                             ----------------------------------
                                             Michael W. Taylor
                                             Senior Vice President and
                                             Chief Financial Officer

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

                           AMERICA SERVICE GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------------
                                                                          (SHOWN IN 000'S EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                               2001             2000               1999
                                                                           ------------     ------------       ------------
       Healthcare revenues............................................     $    552,471     $    381,946       $    272,926
       Healthcare expenses............................................          532,739          344,759            245,485
       Charge for loss contracts......................................           18,318               --                 --
                                                                           ------------     ------------       ------------
         Gross margin.................................................            1,414           37,187             27,441
       Selling, general, and administrative expenses..................           19,063           13,838             12,335
       Depreciation and amortization..................................            7,535            5,962              3,545
       Impairment of long-lived assets................................           13,236               --                 --
       Strategic initiative and severance expenses....................            2,562               --                 --
                                                                           ------------     ------------       ------------
         Income (loss) from operations................................          (40,982)          17,387             11,561
       Interest, net..................................................            5,713            4,077              3,830
                                                                           ------------     ------------       ------------
         Income (loss) before income taxes............................          (46,695)          13,310              7,731
       Income tax provision (benefit).................................           (1,852)           5,503              3,091
                                                                           -------------    ------------       ------------
         Net income (loss)............................................          (44,843)           7,807              4,640
       Preferred stock dividends......................................              163              648              2,312
                                                                          -------------    -------------      -------------
       Net income (loss) attributable to common shares................     $    (45,006)    $      7,159       $      2,328
                                                                           ============     ============       ============
       Net income (loss) per common share:
         Basic........................................................     $      (8.50)    $       1.86       $       0.64
                                                                           ============     ============       ============
         Diluted......................................................     $      (8.50)    $       1.40       $       0.60
                                                                           ============     ============       ============
       Weighted average common shares outstanding:
         Basic........................................................        5,292,000        3,854,000          3,613,000
                                                                           ============     ============       ============
         Diluted......................................................        5,292,000        5,587,000          3,877,000
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

Revenue and Cost Recognition

         The Company engages principally in fixed price contracts with correctional institutions adjusted for census fluctuations. Such contracts typically have a term of one to three years with subsequent renewal options. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

         Revenues are calculated based on the specific contract terms and fall into one of three general categories: fixed fee, population based, or cost plus. For fixed fee contracts, revenues are recorded based on fixed monthly amounts established in the service contract. Revenue for population based contracts is calculated either as a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or by a per diem rate times the average inmate population for the period of service. For cost plus contracts, revenues are calculated based on actual expenses incurred during the service period plus a contractual margin. Under all contracts, ASG records revenues net of any estimated contractual allowances for potential adjustments resulting from performance or staffing related criteria, as well as the impact of any risk sharing arrangements, on an accrual basis in the period the services are provided. If necessary, ASG revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.

         Revenues for the distribution of pharmaceutical and medical supplies are recognized upon delivery of the related products.

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

         The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company will adjust the estimated useful life on a prospective basis.

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

6.  CHANGES IN ACCOUNTING ESTIMATES

         During the second quarter of 2001, the Company recorded a change in accounting estimate charge of $6,000 to strengthen medical claims reserves due to adverse development of prior year medical claims. This $6,000 charge has been included in healthcare expense on the accompanying statement of operations. The Company operates in an environment that requires the estimation of healthcare claims that are inherently difficult to estimate and are subject to imprecision. The Company estimates its accrual for unbilled medical services using a claims payment lag methodology based upon historical payment patterns using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. The primary estimates used under the Company's methodology relate primarily to the cost of unbilled medical service events and the volume of such events for which the Company will be responsible. The Company estimates the cost of unbilled medical service events by tracking the actual historical event cost rates and using these rates as an indicator of the cost of unbilled events. The volume and rates of experience of historical reported events are used to estimate the volume of unbilled events for which the Company will be responsible. These estimates are subject to change as new events occur, more experience is acquired, or additional information is obtained.

         During the second quarter of 2001, the Company experienced a significant increase in its actual versus expected healthcare claim payments experience related to claims for events prior to December 31, 2000. As a result of this trend, the Company engaged an independent actuary to assist in the estimation of its accrual for unbilled medical services as of June 30, 2001. The Company also performed its own analysis to enhance its own estimation process of the unbilled medical services liability. The Company then considered the results of its internal analysis and the actuarial analyses as compared to the accrual balance reported at December 31, 2002. As a result of these analyses, the Company determined that its accrual for unbilled medial services occurring prior to December 31, 2000 was underestimated by $6,000.

         The Company analyzed the $6,000 difference between its original estimate at December 31, 2000 and its revised December 31, 2000 estimate as of June 30, 2001 and determined that the difference was due to actual medical costs being higher than estimates of such costs as of December 31, 2000 and actual volume of events to be paid by the Company exceeding the estimates of such volume as of December 31, 2000. At December 31, 2000, the Company had derived its estimates related to the cost and volume of events using actual historical cost and volume data, including the most recent data at the end of 2000; however, due to the addition of new contracts in 2000, for which the actual cost and volume experience became available only after December 31, 2000, the actual liabilities incurred exceeded the estimates that had been derived using historical data.

         The Company has historically evaluated, and continues to evaluate, the runoff of prior year claims in order to determine the accuracy of its estimation process and appropriately adjust the assumptions inherent in the estimation process for chances to its operating environment and contract portfolio. Differences between the estimated claims liability and the actual claims incurred are recorded in the period in which such differences become known. Whenever such adjustments are required, the Company also adjusts the estimates used in its calculation to take into account the negative trend. In 1999 and 2000, the Company recorded adjustments of $500 and $300, respectively, to increase its prior year claims liabilities as a result of differences between actual and estimated claims experience. In addition to its internal process for estimating such liabilities, the Company obtains an independent actuarial estimation of such liabilities on a periodic basis.

         During 2001, the Company also recorded changes in accounting estimate charges of $1,900 for certain legal costs and $400 for various other charges. The legal costs have been included in selling, general and administrative expense in the accompanying statement of operations. The other charges have been included in healthcare expenses in the accompanying statement of operations. The charge for legal costs was primarily related to the bankruptcy of insurance carriers that provided malpractice insurance to the Company.

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

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized unaudited quarterly statements of operations data for 2001 and 2000 is as follows:


                                                                         2001
                                          ----------------------------------------------------------------
                                              First            Second            Third            Fourth
                                          -----------       -----------      -----------       -----------
Healthcare revenues                       $   137,941       $   140,779      $   140,145       $   133,606
Gross margin                                   11,343            (5,932)           7,060           (11,057)
Net income (loss)                               2,338           (18,379)            (996)          (27,806)
Net income (loss) attributable to
     common shares                              2,175           (18,379)            (996)          (27,806)

Net income (loss) per share:
     Basic                                       0.44             (3.39)           (0.18)            (5.12)
     Diluted                                     0.40             (3.39)           (0.18)            (5.12)

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