Form 10-Q
period 2002-09-30
AMERICA SERVICE GROUP INC /DE
filed 2002-11-14
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-20135

AMERICA SERVICE GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0332317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Westpark Drive, Suite 200 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

(615) 373-3100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     There were 6,032,744 shares of Common Stock outstanding as of November 11, 2002.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:

FINANCIAL INFORMATION

ITEM 1.	—	FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(shown in 000's except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,717	$10,382
Accounts receivable: healthcare and other, less allowances	66,485	64,691
Inventories	7,475	7,747
Prepaid expenses and other current assets	16,481	9,070

Total current assets	94,158	91,890
Property and equipment, net	6,672	7,827
Goodwill, net	43,896	43,896
Contracts, net	12,568	13,912
Other intangibles, net	1,533	1,683
Other assets	503	1,172

Total assets	$159,330	$160,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$41,520	$31,159
Medical claims liability	13,969	15,238
Accrued expenses	31,053	30,148
Deferred revenue	6,829	4,161
Current portion of loss contract reserve	2,647	4,310
Current portion of long-term debt	41,589	10,700

Total current liabilities	137,607	95,716
Noncurrent portion of accrued expenses	7,886	6,810
Noncurrent portion of loss contract reserve	7,162	14,008
Long-term debt, net of current portion	—	47,400

Total liabilities	152,655	163,934

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value, 10,000,000 shares authorized; 5,553,000 and 5,437,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	56	54
Additional paid-in capital	31,465	31,377
Stockholders’ notes receivable	(1,358)	(1,383)
Accumulated other comprehensive loss	(103)	(645)
Accumulated deficit	(23,385)	(32,957)

Total stockholders’ equity (deficit)	6,675	(3,554)

Total liabilities and stockholders’ equity (deficit)	$159,330	$160,380

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Nine Months Ended
	Quarter Ended September 30,		September 30,

	2002	2001	2002	2001

	(Amounts shown in 000's except share and per share amounts)
Healthcare revenue	$141,375	$140,145	$417,735	$418,865
Healthcare expenses	132,886	133,085	392,089	406,394
Reduction in loss contract reserve	—	—	3,320	—

Gross margin	8,489	7,060	28,966	12,471
Selling, general and administrative expenses	3,394	4,303	10,958	14,429
Depreciation and amortization	1,256	1,798	3,573	5,741
Strategic initiative and severance expenses	—	1,319	—	2,586
Impairment of long-lived assets	—	—	—	13,236

Income (loss) from operations	3,839	(360)	14,435	(23,521)
Interest, net	1,223	1,390	4,627	3,915

Income (loss) before income tax provision (benefit)	2,616	(1,750)	9,808	(27,436)
Income tax provision (benefit)	331	(754)	236	(10,399)

Net income (loss)	2,285	(996)	9,572	(17,037)
Preferred stock dividends	—	—	—	163

Net income (loss) attributable to common shares	$2,285	$(996)	$9,572	$(17,200)

Net income (loss) per common share:
Basic	$0.41	$(0.18)	$1.75	$(3.28)

Diluted	$0.41	$(0.18)	$1.72	$(3.28)

Weighted average shares outstanding:
Basic	5,526,000	5,428,000	5,472,000	5,245,000

Diluted	5,631,000	5,428,000	5,578,000	5,245,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(Amounts shown in 000's)
Operating activities:
Net income (loss)	$9,572	$(17,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,573	5,741
Amortization of deferred financing costs	821	349
Impairment of long-lived assets	—	13,236
Reduction in loss contract reserve	(3,320)	—
Deferred income taxes	—	(7,028)
Interest on stockholders’ notes receivable	(58)	(60)
Other comprehensive loss amortized to interest expense	542	—
Changes in operating assets and liabilities:
Accounts receivable	(2,021)	(16,748)
Prepaid expenses and other current assets	(7,139)	(5,253)
Other assets	397	(40)
Accounts payable	10,361	9,967
Accrued expenses	1,030	14,946
Reserve for loss contracts	(5,188)	—
Deferred revenue	2,668	(1,085)

Net cash provided by (used in) operating activities	11,238	(3,012)

Investing activities:
Capital expenditures	(925)	(1,658)

Net cash used in investing activities	(925)	(1,658)

Financing activities:
Net advances (payments) on line of credit	(16,511)	6,200
Payment of deferred financing costs	(550)	(786)
Proceeds from stockholder notes receivable	83	81
Payment of preferred stock dividends	—	(61)
Exercise of stock options	—	578

Net cash provided by (used in) financing activities	(16,978)	6,012

Net increase (decrease) in cash and cash equivalents	(6,665)	1,342
Cash and cash equivalents, beginning of period	10,382	256

Cash and cash equivalents, end of period	$3,717	$1,598

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(shown in 000’s except share and per share amounts)

1. Basis of Presentation

     The interim condensed consolidated financial statements as of September 30, 2002 and for the quarter and nine month period then ended are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter and nine month period presented. The results of operations for the quarter and nine month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2001.

2. Description of Business

     America Service Group Inc. and its consolidated subsidiaries (the “Company”) provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments, certain private entities and medical facilities operated by the Department of the Navy and Veterans Administration. The health status of inmates may impact results of operations under such contractual arrangements.

3. Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”), which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. At September 30, 2002, the Company maintained an interest collar agreement with a bank for a notional amount of $6,000 and an expiration date of March 2003. On October 31, 2002, the Company terminated this interest collar agreement at a cost of $165.

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

     The Company adopted SFAS 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted SFAS 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill during the quarter and nine month period ended September 30, 2001 was $627 and $2,225, respectively.

     The following table reflects unaudited pro forma results of operations of the Company for the quarter and nine month period ended September 30, 2002 and 2001, giving effect to SFAS 142 as if it were adopted on January 1, 2001:

	Quarter ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss) attributable to common shares, as reported	$2,285	$(996)	$9,572	$(17,200)
Add back: amortization expense, net of tax	—	389	—	1,380

Pro forma net income (loss) attributable to common shares	$2,285	$(607)	$9,572	$(15,820)

Basic net income (loss) per common share:
As reported	$0.41	$(0.18)	$1.75	$(3.28)

Pro forma	$0.41	$(0.11)	$1.75	$(3.02)

Diluted net income (loss) per common share:
As reported	$0.41	$(0.18)	$1.72	$(3.28)

Pro forma	$0.41	$(0.11)	$1.72	$(3.02)

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years, however, early adoption is encouraged.

     As discussed in Note 12, on October 31, 2002, the Company replaced its existing credit facility with a new credit facility issued by CapitalSource Finanace LLC. As a result of the transaction, the Company wrote off the deferred loan costs associated with its existing credit facility. The Company expects to adopt the provisions of SFAS 145 in the fourth quarter of 2002. Under the provisions of SFAS 145, the expense resulting from the early termination of the Company’s existing credit facility, primarily consisting of the write off of the associated deferred loan costs, will be classified as a component of pre-tax income for the fourth quarter of 2002 versus the extraordinary item classification that would have been required prior to SFAS 145.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

4. Reduction In Loss Contract Reserve

     During 2001, the Company completed a comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59,653 and negative gross margin of $4,714. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18,317 to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which expired June 30, 2002, a county contract that expires on June 30, 2005 and a county contract that expired on August 15, 2002. Negative gross margin and overhead costs charged against the loss contract reserve related to these five contracts totaled $1,204 for the quarter ended September 30, 2002 and $5,189 for the nine months ended September 30, 2002.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between the Company’s subsidiary and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3,320, in the second quarter of 2002, to reduce its reserve for loss contracts.

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through December 31, 2002. The Company also entered into a transition arrangement with the City of Philadelphia under which it continued to provide services through September 30, 2002 under modified contract terms. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract under which the Company will continue to provide healthcare services to the City of Philadelphia, under modified contract terms, through June 30, 2003.

     As of September 30, 2002, the Company had a loss contract reserve totaling $9,809 which relates to two remaining loss contracts, the State of Kansas and a county contract, both of which expire on June 30, 2005.

5. Strategic Initiative and Severance Expenses

     During 2001, the Company incurred certain strategic initiative expenses associated with an initiative that was discontinued in the third quarter of 2001. Additionally, during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

6. Impairment of Long-Lived Assets

     During 2001, the Company was notified that another vendor had been selected to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also determined that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services were to be self-operated by the client. These contracts represent all of the operations acquired in the acquisition of Correctional Physician Services, Inc. (“CPS”) in March 2000. Given these factors, and in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recorded a non-cash impairment charge of $13,236 during the second quarter of 2001 representing the excess net goodwill recorded in connection with the acquisition of CPS over the fair value of the two contracts. The Company estimated the fair value of the contracts by calculating the net present value of estimated cash flows during the remaining term of the contracts adjusted for certain other factors.

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

8. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at cost and are comprised of the following:

	September 30,	December 31,
	2002	2001

Prepaid insurance	$12,908	$8,489
Deferred loan costs on credit facility maturing April 2003	632	—
Deposit – appeal bond collateral	2,035	—
Prepaid performance bonds	507	281
Prepaid other	399	300

	$16,481	$9,070

     On October 31, 2002, the deferred loan costs shown above were written off in connection with the refinancing of the Company’s credit facility discussed in Note 12.

9. Property and Equipment

     Property and equipment are stated at cost and are comprised of the following:

	September 30,	December 31,	Estimated
	2002	2001	Useful Lives

Leasehold improvements	$1,178	$1,158	5 years
Equipment and furniture	11,146	10,469	5 years
Computer software	1,374	1,317	3 years
Medical equipment	2,341	2,155	5 years
Automobiles	14	14	5 years

	16,053	15,113
Less: Accumulated depreciation	(9,381)	(7,286)

	$6,672	$7,827

     Depreciation expense was $2,067 and $2,012 for the nine months ended September 30, 2002 and 2001, respectively.

10. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following:

	September 30,	December 31,
	2002	2001

Contracts:
Gross value	$15,870	$15,870
Accumulated amortization	(3,302)	(1,958)

	$12,568	$13,912

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(867)	(717)

	$1,533	$1,683

     The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. In the third quarter of 2002, the Company revised the estimated life of the contract intangibles, acquired in its 1999 acquisition of EMSA, from 20 years to 10 years. The revised life impacted contract intangibles with a gross value of $11,200 and resulted in an increase to amortization of $217, or $0.04 per fully diluted share, for the third quarter of 2002. On a prospective basis the revised life will result in an increase to annual amortization expense of $867.

     Amortization expense associated with the above intangibles for the first nine months of 2002 was $1,494. Estimated aggregate amortization expense based on current intangibles, giving effect to the change in estimated life discussed above, for the fourth quarter of 2002 and the next four years is as follows: $571 for the fourth quarter of 2002, $1,827 in 2003, $1,827 in 2004, $1,827 in 2005 and $1,827 in 2006.

11. Accrued Expenses

     Accrued expenses consist of the following:

	September 30,	December 31,
	2002	2001

Salaries and employee benefits	$19,506	$18,474
Professional liability claims	8,886	7,810
Accrued workers’ compensation	3,635	2,374
Other	6,912	8,300

	38,939	36,958
Less: Noncurrent portion of liability claims	(7,886)	(6,810)

	$31,053	$30,148

12. Banking Arrangements

     At September 30, 2002, the Company’s debt consisted of a revolving credit facility, which was amended on March 15, 2002 (the “Amended Credit Facility”), with borrowings outstanding of $41,589 and $7,494 available for future borrowings. The Amended Credit Facility was executed with a syndicate of four banks with Bank of America, N.A. acting as the lead bank and administrative agent. The Amended Credit Facility was terminated on October 31, 2002, at which time the Company wrote-off approximately $750 of deferred loan costs related to the Amended Credit Facility.

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a revolving credit facility (the “Revolver”) and a $5,000 term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Amended Credit Facility. The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. On November 8, 2002, the Company had borrowings outstanding under the Revolver totaling $35,281 and $6,094 available for future borrowing. Included in the borrowings outstanding on November 8, 2002, was $6,250 of restricted cash being used to collateralize outstanding letters of credit.

     Borrowings under the Revolver are limited to the lesser of (1) 85% of eligible receivables (as defined) or (2) $45,000 (the “Revolver Capacity”). Under the terms of the CapitalSource Credit Facility, the Revolver Capacity will be increased from $45,000 to $55,000 upon the addition of an additional lending participant. Interest under the Revolver is payable monthly at the greater of 5.75% or the Citibank N.A. prime rate plus 1.0%. The Company is also required to pay a monthly letter of credit fee equal to an annual rate of 3.5% on the outstanding balance of letters of credit issued pursuant to the Revolver. The Company is also required to pay a monthly collateral management fee, equal to an annual rate of 1.38%, on average borrowings outstanding under the Revolver.

     Under the terms of the CapitalSource Credit Facility, the Company is required to pay a monthly unused line fee equal to an annual rate of 0.6% on the difference between actual average borrowings outstanding under the Revolver for the month, including the balance of any outstanding letters of credit, and the Revolver Capacity.

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Capital Source Credit Facility, will cause the Revolver to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

     The Term Loan requires monthly principal payments of $139 through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100.

     Beginning November 30, 2002, the CapitalSource Credit Facility will require the Company to meet certain financial covenants related to minimum levels of earnings. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.

     The Company is dependent on the availability of borrowings pursuant to the CapitalSource Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during the remainder of 2002 and 2003. Management believes that the Company can comply with the terms of the CapitalSource Credit Facility and meet its expected obligations throughout 2002 and 2003. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

     At September 30, 2002, the Company had standby letters of credit outstanding totaling $6,600. The letters of credit were issued pursuant to the Amended Credit Facility. On October 31, 2002, there were $6,250 letters of credit outstanding, which became collateralized by borrowings under the CapitalSource Credit Facility.

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

     The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued for all years were $8,886 and $7,810 at September 30, 2002, and December 31, 2001, respectively, and are included in accrued expenses and the non-current portion of accrued expenses. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between estimates and loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2002, represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

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

Litigation and Claims

     The Company is appealing a $1,700 judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1,000 paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between Prison Health Services and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company, the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1,700 at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in early 2003. The Company has posted an appeal bond in the amount of $2,000, which has been classified as a deposit and included in prepaid expenses and other current assets on its consolidated balance sheet. As of September 30, 2002, the Company has reserved $522 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2002 and December 31, 2001. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

15. Net Income Per Share

     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of warrants and options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share for the quarter and nine month period ended September 30, 2002 and 2001.

	Quarter ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$2,285	$(996)	$9,572	$(17,037)
Preferred stock dividends	—	—	—	163

Numerator for basic and diluted net income (loss) per share – income (loss) attributable to common stock holders	$2,285	$(996)	$9,572	$(17,200)

Denominator for basic net income (loss) per share — weighted average common shares	5,526,000	5,428,000	5,472,000	5,245,000
Effect of dilutive securities	105,000	—	106,000	—

Denominator for diluted net income (loss) per share – adjusted weighted average common shares	5,631,000	5,428,000	5,578,000	5,245,000

Basic net income (loss) per share	$0.41	$(0.18)	$1.75	$(3.28)

Diluted net income (loss) per share	$0.41	$(0.18)	$1.72	$(3.28)

     Due to the net loss for the quarter and nine month period ended September 30, 2001, options to purchase approximately 1.4 million shares of the Company’s stock at a weighted average exercise price of $13.93 and warrants to purchase 135,000 shares of the Company’s common stock at a weighted average exercise price of $4.75 were excluded from the calculation of earnings per share because the effect would have been anti-dilutive. For the quarter and nine month period ended September 30, 2002, options to purchase approximately 1.3 million shares of the Company’s common stock at a weighted average exercise price of $14.86 were excluded from the calculation of earnings per share because the effect would have been anti-dilutive.

16. Comprehensive Income

     The components of comprehensive income, net of related taxes, are as follows for the nine months ended September 30, 2002 and 2001:

	2002	2001

Net income (loss) attributable to common shares	$9,572	$(17,200)

Cumulative effect of change in accounting principle – fair value of interest rate swaps qualifying as cash flow hedges	—	(212)
Net change in fair value of interest rate swaps qualifying as cash flow hedges	—	(386)
Amortization of fair value of interest rate swaps previously qualifying as cash flow hedges	542	—

Other comprehensive income (loss)	542	(598)

Comprehensive income (loss)	$10,114	$(17,798)

17. Segments

     The Company generally views its operating segments on a managed healthcare contract basis. The Company considers its managed healthcare services contract business to be one reportable segment under Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, as the economic characteristics, the nature of the services, the type and class of customers for the services and the methods used to provide the services are similar. Consequently, reportable segment information is not applicable.

18. Common Stock Issuances

     In July 2002, the Company issued 67,446 shares of its common stock as the result of the exercise of a warrant. The exercise price for the warrant was $0.01 per share. In July 2002, the Company also issued 35,686 shares of common stock under its employee stock purchase plan. See Note 20 for discussion of common shares issued subsequent to September 30, 2002.

19. Reclassifications

     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

20. Subsequent Event

     On October 21, 2002, the Company completed a private placement of 480,000 shares of newly issued common stock at $9.50 per share, realizing proceeds of approximately $4.0 million, net of issuance costs. The net proceeds were used to repay borrowings under the Company’s Amended Credit Facility. The Company subsequently registered the resale of all of the shares on a Form S-3 registration statement (No. 333-98355), filed with the SEC on August 19, 2002 and declared effective on October 18, 2002.

     As discussed in Note 12, on October 31, 2002, the Company replaced the Amended Credit Facility with the CapitalSource Credit Facility.

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

     Because the risk factors referred to above, as well as the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Item 1. Business — Cautionary Statements” and the Registration Statement (File No. 333-98355) on Form S-3 filed on August 19, 2002 (as amended) under the heading “Risk Factors”, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

     America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the U.S., providing healthcare services to approximately 185,000 inmates at over 215 sites in 28 states. The Company also distributes pharmaceuticals and medical supplies to approximately 208,000 inmates at over 360 sites in 34 states. Many of the inmates to whom the Company distributes pharmaceuticals and medical supplies also receive its healthcare services. In addition, the Company provides managed healthcare services to active and retired military personnel and their dependants at five sites in three states and the District of Columbia.

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

Revenue and Cost Recognition

     The Company’s contracts with correctional institutions are principally fixed price contracts adjusted for census fluctuations. Such contracts typically have a term of one to three years with subsequent renewal options. The contracts may also contain certain risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

     Revenues are calculated based on the specific contract terms and fall into one of three general categories: fixed fee, population based, or cost-plus a margin. For fixed fee contracts, revenues are recorded based on fixed monthly amounts established in the service contract. Revenue for population based contracts is calculated either as a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or by a per diem rate times the average inmate population for the period of service. For cost plus contracts, revenues are calculated based on actual expenses incurred during the service period plus a contractual margin. Under all contracts, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from performance or staffing related criteria, as well as the impact of any risk sharing arrangements, on an accrual basis in the period the services are provided. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.

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

     The Company performs a periodic comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which expired June 30, 2002, a county contract that expires on June 30, 2005 and a county contract that expired on August 15, 2002. Negative gross margin and overhead costs charged against the loss contract reserve related to these five contracts totaled $1.2 million for the quarter ended September 30, 2002 and $5.2 million for the nine months ended September 30, 2002.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3.3 million, in the second quarter of 2002, to reduce its reserve for loss contracts.

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through December 31, 2002. The Company also entered into a transition arrangement with the City of Philadelphia under which it continued to provide services through September 30, 2002 under modified contract terms. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract under which the Company will continue to provide healthcare services to the City of Philadelphia, under modified contract terms, through June 30, 2003.

     As of September 30, 2002, the Company had a loss contract reserve totaling $9.8 million, which relates to two remaining loss contracts, the State of Kansas and a county contract, both of which expire on June 30, 2005.

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

     To mitigate a portion of this risk, the Company maintains third party commercial insurance. In 2002, the insurance is maintained on a claims-made basis with annual primary limits of $1 million for each occurrence and $3 million in the aggregate on a per site basis, subject to a $10 million company wide annual aggregate limit. The Company also requires the healthcare professionals it employs and its independent contractors to maintain professional liability insurance. The Company assumes liabilities in excess of these third-party insurance limits.

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

Amortization and Impairment of Intangible Assets and Goodwill

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company will perform its annual review during the fourth quarter of 2002.

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

     The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. In the third quarter of 2002, the Company revised the estimated life of the contract intangibles, acquired in its 1999 acquisition of EMSA, from 20 years to 10 years. The revised life impacted contract intangibles with a gross value of $11.2 million and resulted in an increase to amortization of $217,000, or $0.04 per fully diluted share, for the third quarter of 2002. On a prospective basis the revised life will result in an increase to annual amortization expense of $867,000.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At September 30, 2002 and December 31, 2001, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing shareholders’ equity). Due to the Company’s net income in the first nine months of 2002, the Company’s deferred tax valuation allowance was reduced $4.2 million from $16.1 million at December 31, 2001 to $11.9 million at September 30, 2002 as a reduction to income tax provision.

Results of Operations

     The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Condensed Consolidated Statements of Operations.

	Quarter ended		Nine Months Ended
	September 30,		September 30,

Percentage of Total Revenues	2002	2001	2002	2001

Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	94.0	95.0	93.9	97.0
Reduction in loss contract reserve	—	—	0.8	—

Gross margin	6.0	5.0	6.9	3.0
Selling, general and administrative expenses	2.4	3.1	2.6	3.4
Depreciation and amortization	0.9	1.3	0.9	1.4
Strategic initiative and severance expenses	—	0.9	—	0.6
Impairment of long-lived assets	—	—	—	3.2

Income (loss) from operations	2.7	(0.3)	3.4	(5.6)
Interest, net	0.9	1.0	1.1	1.0

Income (loss) before income tax provision (benefit)	1.8	(1.3)	2.3	(6.6)
Income tax provision (benefit)	0.2	(0.6)	—	(2.5)

Net income (loss)	1.6	(0.7)	2.3	(4.1)
Preferred stock dividends	—	—	—	—

Net income (loss) attributable to common shares	1.6	(0.7)	2.3	(4.1)

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

     Healthcare revenues. Healthcare revenues for the third quarter of 2002 increased $1.2 million, or 0.9%, from $140.1 million in 2001 to $141.4 million in 2002. Healthcare revenues in the third quarter of 2002 included $3.3 million of revenue growth resulting from contracts added in 2001 through marketing activities. The Company added six new contracts in 2002, such new contracts provided revenues in the third quarter of 2002 of $3.0 million. Correctional contracts in place throughout the third quarter of both 2002 and 2001 experienced revenue growth of $13.0 million, or 11.6%, from contract renegotiations and automatic price adjustments. Company wide internal revenue growth for the third quarter of 2002 totaled $8.6 million, or 6.9%. Company-wide internal revenue growth consists of the revenue growth on correctional contracts in place throughout both periods discussed above offset by a $4.4 million reduction in SPP pharmaceutical distribution revenue. The decrease in SPP pharmaceutical distribution revenue was primarily the result of the loss of two pharmaceutical distribution customers in the third quarter of 2001. During 2002, the Company’s revenues were negatively impacted by the loss of 14 correctional contracts resulting in a decrease in revenues of approximately $13.7 million from 2001 to 2002.

     Healthcare expenses. Healthcare expenses decreased $199,000, or 0.1%, from $133.1 million in the third quarter of 2001 to $132.9 million in the third quarter of 2002. Healthcare expenses as a percentage of revenues decreased by 1.0% from the third quarter of 2001 to the third quarter of 2002. This 1.0% decrease results primarily from an increase in diagnostic service and insurance costs offset by $1,045,000 in negative operating margin related to the Company’s five loss contracts that was charged against the loss contract reserve in the third quarter of 2002. The Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs, also contributed to the decrease.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the third quarter of 2002 decreased $909,000 from $4.3 million or 3.1% of revenues in the third quarter of 2001 to $3.4 million or 2.4% of revenues in the third quarter of 2002. The percentage of revenue decrease in selling, general and administrative expenses is primarily the result of a reduction in discretionary compensation in 2002 and approximately $159,000 in overhead costs associated with the Company’s five loss contracts that was charged against the loss contract reserve. Overhead reductions implemented by the Company subsequent to the first half of 2001 also contributed to the overall decrease.

     Depreciation and amortization. Depreciation and amortization expense decreased from $1.8 million in the third quarter of 2001 to $1.3 million in the third quarter of 2002. This overall decrease is primarily the result of an increase in amortization of $217,000 in the third quarter of 2002 due to an adjustment of the estimated life for a portion of the Company’s contract intangibles from 20 years to 10 years offset by cessation of amortization of goodwill as a result of the Company’s adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but will be required to be monitored for impairment. Amortization expense related to goodwill totaled approximately $627,000 in the third quarter of 2001.

     Strategic initiative and severance expenses. During 2001, the Company incurred certain strategic initiative expenses associated with an initiative that was discontinued in the third quarter of 2001. Additionally, during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

     Interest, net. Net interest expense decreased to $1.2 million or 0.9% of revenue in the third quarter of 2002 from $1.4 million or 1.0% of revenue in the third quarter of 2001. The decrease in net interest expense from the prior year is primarily the result of decreased levels of outstanding debt.

     Income tax provision (benefit). The provision for income taxes for the third quarter of 2002 was $331,000 or 0.2% of revenue, as compared with a benefit of $754,000 or 0.6% of revenue in the third quarter of 2001. Due to the Company’s net income in the third quarter of 2002, the Company’s deferred tax valuation allowance, established in the fourth quarter of 2001, was reduced $900,000 from $12.8 million to $11.9 million as a reduction to income tax provision.

     Net income attributable to common shares. Net income attributable to common shares was $2.3 million for the third quarter of 2002, or 1.6% of revenue, as compared with a net loss attributable to common shares of $1.0 million, or 0.7% of revenue, in the prior year quarter.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Healthcare revenues. Healthcare revenues for the nine months ended September 30, 2002 decreased $1.2 million, or 0.3%, from $418.9 million in the first nine months of 2001 to $417.7 million in the first nine months of 2002. Healthcare revenues in the first nine months of 2002 included $15.6 million of revenue growth resulting from contracts added in 2001 through marketing activities. The Company added six new contracts in 2002. Such new contracts provided revenues in the first nine months of 2002 of $5.4 million. Correctional contracts in place throughout the first nine months of 2002 and 2001 experienced revenue growth of $37.0 million, or 11.8%, from contract renegotiations and automatic price adjustments. Company wide internal revenue growth for the nine months ended September 30, 2002 totaled $20.6 million, or 5.8%. Company-wide internal revenue growth consists of the revenue growth on correctional contracts in place throughout both periods discussed above offset by a $16.4 million reduction in SPP pharmaceutical distribution revenue. The decrease in SPP pharmaceutical distribution revenue was the result of the loss of two pharmaceutical distribution customers in the third quarter of 2001. During 2002, the Company’s revenues were negatively impacted by the loss of 26 correctional contracts resulting in a decrease in revenues of approximately $42.8 million from 2001 to 2002.

     Healthcare expenses. Healthcare expenses decreased $14.3 million, or 3.5%, from $406.4 million in the first nine months of 2001 to $392.1 million in the first nine months of 2002. Healthcare expenses as a percentage of revenues decreased by 3.1% from the first nine months of 2001 as compared to the same period in 2002. Healthcare expenses for the first nine months of 2001 included a charge of $6.0 million recorded in the second quarter to increase the Company’s reserve for medical claims. This charge was primarily the result of updated second quarter of 2001 information showing actual utilization rates and cost data for inpatient and outpatient services were higher than the historical levels on which the Company’s reserve had been based. Exclusive of this charge, healthcare expenses for the nine months ended September 30, 2001 were 95.6% of revenues compared to 93.9% of revenues for the same period in 2002. This 1.7% decrease results primarily from a decrease in pharmacy related expenses and approximately $4.3 million in negative operating margin related to the Company’s five loss contracts that was charged against the loss contract reserve in the first nine months of 2002. The Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs, also contributed to the reduction of healthcare expenses.

     Reduction in loss contract reserve. During 2001, the Company completed a comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which expired June 30, 2002, a county contract that expired on August 15, 2002 and a county contract that expires on June 30, 2005.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3.3 million, in the second quarter of 2002, to reduce its reserve for loss contracts.

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through December 31, 2002. The Company also entered into a transition arrangement with the City of Philadelphia under which it continued to provide services through September 30, 2002 under modified contract terms. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract under which the Company will continue to provide healthcare services to the City of Philadelphia, under modified contract terms, through June 30, 2003.

     As of September 30, 2002, the Company has a loss contract reserve totaling $9.8 million which relates to two remaining loss contracts, the State of Kansas and a county contract, both of which expire on June 30, 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the first nine months of 2002 decreased $3.5 million from $14.4 million or 3.4% of revenues in the first nine months of 2001 to $11.0 million or 2.6% of revenues in the first nine months of 2002. Included in selling, general and administrative expenses for the first nine months of 2001 were charges to increase the Company’s legal reserves by $1.3 million. These charges were primarily required to reflect the Company’s increased exposure to certain outstanding cases previously covered by an insurance carrier that is now in liquidation. The percentage of revenue decrease in selling, general and administrative expenses excluding these charges is primarily the result of overhead reductions implemented by the Company subsequent to the first half of 2001 and approximately $869,000 in overhead costs associated with the Company’s five loss contracts that was charged against the loss contract reserve.

     Depreciation and amortization. Depreciation and amortization expense decreased from $5.7 million in the first nine months of 2001 to $3.6 million in the first nine months of 2002. This overall decrease is primarily the result of an increase in amortization of $217,000 in the third quarter of 2002 due to an adjustment of the estimated life for a portion of the Company’s contract intangibles from 20 years to 10 years offset by the cessation of amortization of goodwill as a result of the Company’s adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized but will be required to be monitored for impairment. Amortization expense related to goodwill totaled approximately $2.2 million for the nine months ended September 30, 2001.

     Strategic initiative and severance expenses. During 2001, the Company incurred certain strategic initiative expenses associated with an initiative that was discontinued in the third quarter of 2001. Additionally, during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

     Impairment of long-lived assets. During the second quarter of 2001, the Company was notified that another vendor had been selected to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also determined that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services were to be assumed by the client. Each of these contracts was acquired in the Company’s acquisition of certain assets of CPS in 2000. In the second quarter of 2001, the Company recorded a non-cash impairment charge of $13.2 million representing the amount by which goodwill related to these contracts exceeded the contracts’ fair value.

     Interest, net. Net interest expense increased to $4.6 million or 1.1% of revenue in the first nine months of 2002 from $3.9 million or 1.0% of revenue in the first nine months of 2001. The increase in net interest expense from the prior year is primarily the result of increased interest rates on outstanding debt and expenses related to certain interest rate collars entered into in 2000.

     Income tax provision (benefit). The provision for income taxes for the first nine months of 2002 was $236,000 or less than one-tenth of one percent of revenue, as compared with a benefit of $10.4 million or 2.5% of revenue in the same period of 2001. Due to the Company’s net income in the first nine months of 2002, the Company’s deferred tax valuation allowance, established in the fourth quarter of 2001, was reduced $4.2 million from $16.1 million to $11.9 million as a reduction to income tax provision.

     Net income (loss) attributable to common shares. Net income attributable to common shares was $9.6 million for the nine months ended September 30, 2002, or 2.3% of revenue, as compared with a net loss attributable to common shares of $17.2 million, or 4.1% of revenue, in the same period of 2001.

Liquidity and Capital Resources

     The Company generated net income attributable to common shares of $9.6 million in the first nine months of 2002 compared to a net loss attributable to common shares of $17.2 million in the same period of 2001. The Company had stockholders’ equity of $6.7 million at September 30, 2002 as compared to a stockholders’ deficit of $3.6 million at December 31, 2001. The Company’s cash and cash equivalents decreased to $3.7 million at September 30, 2002 from $10.4 million at December 31, 2001, a decrease of $6.7 million. The decrease in cash was primarily the result of payments made to reduce debt outstanding offset by cash flows from operating activities. Cash flows from operating activities during the first nine months of 2002 were $11.2 million, an increase of $14.2 million from the cash used in operating activities in the same period of 2001 of $3.0 million. The increase is primarily the result of increased net income. Cash flows used in financing activities during the first nine months of 2002 were $17.0 million and include net payments totaling $16.5 million to reduce the amount of debt outstanding under the Amended Credit Facility from $58.1 million at December 31, 2001 to $41.6 million at September 30, 2002.

     At September 30, 2002, the Company’s debt consisted of a revolving credit facility, which was amended on March 15, 2002 (the “Amended Credit Facility”), with borrowings outstanding of $41.6 million and $7.5 million available for future borrowings. The Amended Credit Facility was executed with a syndicate of four banks with Bank of America, N.A. acting as the lead bank and administrative agent. The Amended Credit Facility was terminated on October 31, 2002, at which time the Company wrote-off approximately $750,000 of deferred loan costs related to the Amended Credit Facility.

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a revolving credit facility (the “Revolver”) and a $5.0 million term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Amended Credit Facility. The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. On November 8, 2002, the Company had borrowings outstanding under the Revolver totaling $35.3 million and $6.1 million available for future borrowing. Included in the borrowings outstanding on November 8, 2002, was $6.2 million of restricted cash being used to collateralize outstanding letters of credit.

     Borrowings under the Revolver are limited to the lesser of (1) 85% of eligible receivables (as defined) or (2) $45.0 million (the “Revolver Capacity”). Under the terms of the CapitalSource Credit Facility, the Revolver Capacity will be increased from $45.0 million to $55.0 million upon the addition of an additional lending participant. Interest under the Revolver is payable monthly at the greater of 5.75% or the Citibank N.A. prime rate plus 1.0%. The Company is also required to pay a monthly letter of credit fee equal to an annual rate of 3.5% on the outstanding balance of letters of credit. The Company is also required to pay a monthly collateral management fee equal to an annual rate of 1.38% on average borrowings outstanding under the Revolver.

     Under the terms of the CapitalSource Credit Facility, the Company is required to pay a monthly unused line fee equal to an annual rate of 0.6% on the difference between actual average borrowings outstanding under the Revolver for the month, including the balance of any outstanding letters of credit, and the Revolver Capacity.

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Capital Source Credit Facility, will cause the Revolver to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. As discussed above, the Revolver does not expire or have a maturity date within one year. The Revolver has a final expiration date of October 31, 2005.

     The Term Loan requires monthly principal payments of $138,889 through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

     Beginning, November 30, 2002, the CapitalSource Credit Facility will require the Company to achieve a minimum level of EBIDTA on a rolling three month measurement period as outlined below. The CapitalSource Credit Facility defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business, non-recurring gains, and charges against the Company’s loss contract reserve.

Period	Minimum EBITDA
Three month periods ending prior to March 1, 2003	$2,750,000
Three month periods ending after March 1, 2003	$3,000,000

     Also beginning November 30, 2002, the CapitalSource Credit Facility will require the Company to maintain a minimum fixed charge coverage ratio. The CapitalSource Credit Facility defines the fixed charge coverage ratio as EBITDA divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. For the month ended November 30, 2002, the Company will be required to maintain a minimum fixed charge ratio of 1.0. Beginning December 31, 2002 and continuing for each month thereafter, the Company will be required to maintain a minimum monthly fixed charge coverage ratio of 1.5. In addition, beginning on June 30, 2003 and continuing for each quarter thereafter, the Company will be required to maintain a minimum fixed charge ratio of 1.75 calculated using the most recent twelve month period.

     The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.

     The Company is dependent on the availability of borrowings pursuant to the CapitalSource Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during the remainder of 2002 and through 2003. Management believes that the Company can comply with the terms of the CapitalSource Credit Facility and meet its expected obligations throughout 2002 and through 2003. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

     At September 30, 2002, the Company had standby letters of credit outstanding totaling $6.6 million. The letters of credit were issued pursuant to the Amended Credit Facility. On October 31, 2002, there were $6.2 million of letters of credit outstanding, which became collateralized by borrowings under the CapitalSource Credit Facility.

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

     On October 21, 2002, the Company completed a private placement of 480,000 shares of newly issued common stock at $9.50 per share realizing proceeds of approximately $4.0 million, net of issuance costs. The net proceeds were used to repay borrowings under the Company’s Amended Credit Facility. The Company subsequently registered the resale of all of the shares on a Form S-3 registration statement (No. 333-98355), filed with the SEC on August 19, 2002 and declared effective on October 18, 2002.

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

     Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”), which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. At September 30, 2002, the Company maintained an interest collar agreement with a bank for a notional amount of $6.0 million and an expiration date of March 2003. On October 31, 2002, the Company terminated this collar agreement at a cost of $164,575.

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

     The Company adopted SFAS 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted SFAS 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill during the quarter and nine month period ended June 30, 2001 was approximately $627,000 and $2.2 million, respectively.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years, however, early adoption is encouraged.

     As discussed above, on October 31, 2002, the Company replaced its existing credit facility with a new credit facility issued by CapitalSource Finance LLC. As a result of the transaction, the Company wrote off the deferred loan costs associated with its existing credit facility. The Company expects to adopt the provisions of SFAS 145 in the fourth quarter of 2002. Under the provisions of SFAS 145, the expense resulting from the early termination of the Company’s existing credit facility, primarily consisting of the write off of the associated deferred loan costs, will be classified as a component of pre-tax income for the fourth quarter of 2002 versus the extraordinary item classification that would have been required prior to SFAS 145.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. Prior to October 31, 2002, the Company’s exposure to market risk was primarily related to changes in the variable interest rate under the Amended Credit Facility. The Amended Credit Facility carried an interest rate based on the Bank of America, N.A. prime rate. Beginning October 31, 2002, the Company’s exposure to market risk will be primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, therefore the Company’s cash flow may be affected by changes in the prime rate. For example, a hypothetical 10% change in interest rates would have increased or decreased interest expense paid under the Amended Credit Facility by approximately $270,000 during the nine months ended September 30, 2002. As of September 30, 2002, the Company had approximately $41.6 million outstanding under the Amended Credit Facility, which represented 26.1% of the Company’s total liabilities and stockholders’ equity.

ITEM 4. CONTROLS AND PROCEDURES

     As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II:

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is appealing a $1.7 million judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between Prison Health Services and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company, the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in early 2003. The Company has posted an appeal bond in the amount of $2.0 million, which has been classified as a deposit and included in prepaid expenses and other current assets on its consolidated balance sheet. As of September 30, 2002, the Company has reserved $522,000 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2002 and December 31, 2001. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 21, 2002, the Company closed on the sale of 480,000 shares of Common Stock to institutional and accredited investors at a price of $9.50 per share. Net proceeds to the Company, after fees and expenses, were approximately $4 million. Jefferies & Company, Inc. acted as placement agent in the sale and received a fee of $250,000. The sale was a privately negotiated sale to selected institutional investors and other accredited investors. The shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company used the proceeds to repay indebtedness. The Company subsequently registered the resale of all of the shares on a Form S-3 registration statement (No. 333-98355), filed with the SEC on August 19, 2002 and declared effective on October 18, 2002.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002)

3.2	—	Amended and Restated Bylaws of America Service Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002)

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002)

10.1	—	Revolving Credit, Term Loan and Security Agreement, dated as of October 31, 2002, between the Company and CapitalSource Finance LLC.

11	—	Computation of Per Share Earnings.*

99.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 15 to the condensed consolidated financial statements in this report.

     (B)  Reports on Form 8-K

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

/s/ MICHAEL CATALANO

Michael Catalano Chairman, President & Chief Executive Officer (Duly Authorized Officer)

/s/ MICHAEL W. TAYLOR

Michael W. Taylor Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Dated:  November 14, 2002

CERTIFICATIONS

I, Michael Catalano, certify that

1.	I have reviewed this quarterly report on Form 10-Q of America Service Group Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Michael Catalano

Name: Michael Catalano Title: Chairman, President and Chief Executive Officer

I, Michael W. Taylor, certify that

1.	I have reviewed this quarterly report on Form 10-Q of America Service Group Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Michael W. Taylor

Name: Michael W. Taylor Title: Senior Vice President and Chief Financial Officer