Form 10-K
period 2002-12-31
AMERICA SERVICE GROUP INC /DE
filed 2003-03-31
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to______________

Commission File Number: 0-23340

America Service Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0332317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

105 Westpark Drive, Suite 200	37027
Brentwood, Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (615) 373-3100

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2002 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $40,716,129. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 25, 2003 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $64,335,712. As of June 28, 2002 and March 25, 2003, the registrant had 5,449,612 and 6,262,555 shares of Common Stock outstanding, respectively.

Documents Incorporated by Reference

     Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2003 are incorporated by reference in Part III.

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RETIREMENT SAVINGS PLAN
NONQUALIFIED STOCK OPTION
EMPLOYMENT AGREEMENT
NONQUALIFIED STOCK OPTION
LEASE
AMENDED AND RESTATED INCENTIVE STOCK PLAN
SUBSIDIARIES OF THE COMPANY
CONSENT OF ERNST & YOUNG LLP.
SECTION 906 CERTIFICATION OF THE CEO
SECTION 906 CERTIFICATION OF THE CFO

PART I

Item 1.  Business

     This Form 10-K contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of America Service Group Inc. and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth below under the caption “Cautionary Statements.” Forward-looking statements speak only as of the date they are made, and America Service Group Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Correctional Care, Inc. (“EMSA Correctional”), EMSA Military Services, Inc. (“EMSA Military”), Correctional Health Services, Inc. (“CHS”) and Secure Pharmacy Plus, Inc. (“SPP”), contracts to provide managed healthcare services, including the distribution of pharmaceuticals, to over 200 correctional facilities and military installations throughout the United States. The Company is the leading non-governmental provider of correctional healthcare services in the United States and provider of healthcare services to county/municipal jails and detention centers.

     ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

     The Company uses the term “Total Correctional Healthcare Services Revenues” to refer to revenues from correctional contracts including revenues from both continuing correctional contracts and expired correctional contracts. The term “Total Revenues” refers to consolidated revenues including revenues from both continuing contracts and expired contracts.

Correctional Healthcare Services

     The Company contracts with state, county and local governmental agencies to provide comprehensive healthcare services to inmates of prisons and jails, with a focus on those facilities that maintain an average daily population of over 300 inmates. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental agencies, none of which are dependent on third party payment sources. The Company provides a wide range of on-site healthcare programs, as well as off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed through subcontract arrangements with independent doctors and local hospitals. For the year ended December 31, 2002, revenues from correctional healthcare services accounted for 93.5% of the Company’s Total Revenues.

     The following table sets forth information regarding the Company’s correctional contracts.

	Historical December 31,

	2002	2001	2000	1999	1998

Number of correctional contracts(1)	129	145	130	106	35
Average number of inmates in all facilities covered by correctional contracts(2)	182,327	194,137	176,563	132,304	63,783

(1)	Indicates the number of contracts in force at the end of the period specified and includes EMSA Military and SPP contracts since acquisition.

(2)	Based on an average number of inmates during the last month of each period specified.

     The Company’s target correctional market consists of state prisons and county and local jails. A prison is a facility in which an inmate is incarcerated for an extended period of time (typically one year or longer). A jail is a facility in which the inmate is held for a shorter period of time, often while awaiting trial or sentencing. The higher inmate turnover in jails requires that healthcare be provided to a much larger number of individual inmates over time. Conversely, the costs of chronic healthcare requirements are greater with respect to state prison contracts. State prison contracts often cover a larger number of facilities and often have longer terms than jail contracts.

     Services Provided. Generally, the Company’s obligation to provide medical services to a particular inmate begins upon the inmate’s admission into the correctional facility and ends upon the inmate’s release. Emphasis is placed upon early identification of serious injuries or illnesses so that prompt and cost-effective treatment is commenced.

     Medical services provided on-site include physical and mental health screening upon intake. Screening includes the compilation of the inmate’s health history and the identification of any current, chronic or acute healthcare needs. After initial screening, services provided may include regular physical and dental screening and care, psychiatric care, OB-GYN screening and care and diagnostic testing. Hospitalization is provided off-site at acute-care hospitals under contract to the Company. Nursing rounds are regularly conducted and physicians, nurse practitioners, physicians’ assistants and others are also involved in the delivery of care on a regular basis. Necessary medications are administered by nursing staff.

     Medical services provided off-site include specialty outpatient diagnostic testing and care, emergency room care, surgery and hospitalization. In addition, the Company provides administrative support services on-site, at regional offices and at the Company’s headquarters. Administrative support services include on-site medical records and management and employee education and licensing. Central and regional offices provide quality assurance, medical audits, credentialing, continuing education and clinical program development activities. The Company maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis.

     Most of the Company’s correctional contracts require it to staff the facilities it serves with nurses 24 hours a day. Doctors at the facilities have regular hours and are generally available on call. In addition, dentists, psychiatrists and other specialists are available on a routine basis at Facilities where correctional contracts cover such services. The Company enters into contractual arrangements with independent doctors and local hospitals with respect to more significant off-site procedures and hospitalization. The Company is responsible for all of the costs of these arrangements, unless the relevant contract contains a limit on the Company’s obligations in connection with the treatment costs.

     The National Commission on Correctional Health Care (the “NCCHC”) sets standards for the correctional healthcare industry and offers accreditation to facilities that meet its standards. These standards provide specific guidance related to a service provider’s operations including administration, personnel, support services such as hospital care, regular services such as sick call, records management and medical and legal issues. Although accreditation is voluntary, many contracts require compliance with NCCHC standards.

     Contract Provisions. The Company’s correctional contracts encompass a wide range of compensation arrangements. Many contracts provide for a fixed annual fee, payable monthly. Some of the Company’s contracts provide for per diem price adjustments based upon fluctuations in the size of inmate populations beyond a specified range, in addition to a fixed annual fee. Three of the Company’s healthcare service contracts are cost-plus fee arrangements, pursuant to which the Company receives reimbursement of allowable costs plus an agreed fee. Many contracts contain risk-sharing arrangements, such as annual aggregate limits for off-site costs or pharmaceutical costs and cost sharing of designated expenses. Some contracts also provide for annual increases in the fixed fee based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. The Company often bears the risk of increased or unexpected costs, which could result in reduced profits or cause it to sustain losses when costs are higher than projected and increased profits when costs are lower than projected. Certain contracts also contain financial penalties when performance or staffing criteria are not achieved.

     The average length of a contract for services is one to three years, with subsequent renewal options. In general, contracts may be terminated by the governmental agency, and often by the Company as well, without cause at any time upon proper notice. The required notice period for such contracts ranges from one day to one year, but is typically between 30 and 90 days. Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the Company. As with other governmental contracts, the Company’s contracts are subject to adequate budgeting and appropriation of funds by the governing legislature or administrative body.

     Administrative Systems. The Company has centralized its administrative systems in order to enhance economies of scale and to provide management with accurate, up-to-date field data for forecasting purposes. These systems also enable the Company to refine its bids and help the Company reduce the costs associated with the delivery of consistent healthcare.

     The Company maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. The current automated utilization review program is an integral part of the services provided at each facility. The system is designed to ensure that the medical care rendered is medically necessary and is provided safely in a clinically appropriate setting while maintaining traditional standards of quality of care. The system provides for determinations of medical necessity by medical professionals through a process of pre-authorization and concurrent review of the appropriateness of any hospital stay. The system seeks to identify the maximum capability of on-site healthcare units to allow for a more timely discharge from the hospital back to the correctional facility. The utilization review staff consists of doctors and nurses who are supported by a medical director at the corporate level.

     The Company has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current outpatient charges and inpatient stays, (ii) a comprehensive cost review system that analyzes the Company’s average costs per inmate at each facility including pharmaceutical utilization and trend analysis available from SPP and (iii) a daily operating report to manage staffing and off-site utilization.

     Bid Process. Contracts with governmental agencies are obtained primarily through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal (“RFP”) is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the bid price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. If the committee does not award a contract, the correctional agency will continue to provide healthcare services to its inmates with its own personnel.

     Many RFPs for significant contracts require the bidder to post a bid bond. These bonding requirements may cover one year or up to the length of the contract and, at December 31, 2002, generally ranged between 10% and 100% of the annual contract fee.

     A successful bidder must often agree to comply with numerous additional requirements regarding record-keeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements, emergency healthcare needs of corrections employees and other matters. If a violation of the terms of an applicable contractual or statutory provision occurs, a contractor may be debarred or suspended from obtaining future contracts for specified periods of time in the applicable location. The Company has never been debarred or suspended in any jurisdiction.

     Marketing. The Company gathers, monitors and analyzes relevant information on potential jail and prison systems which meet predefined new business criteria. Relevant factors considered include facility size, location, revenue and margin potential and exposure to risk. The Company then devotes the necessary resources in securing new business.

     The Company is the largest provider of healthcare services to county/municipal jails and detention centers. The Company will continue to focus its business development efforts on these facilities where stabilization and treatment of the population is the primary mission. The Company will also continue to pursue certain opportunities at state prison systems, where in many cases, services are provided to a larger system with a more permanent population. Due to the more permanent population at the state prison facilities, the primary mission shifts to disease management and treatment.

     The Company maintains a staff of sales and marketing representatives assigned to specific projects, geographic areas or markets. In addition, the Company uses consultants to help identify marketing opportunities, to determine the needs of specific potential customers and to engage customers on the Company’s behalf. The Company uses paid advertising and promotion to reach prospective clients as well as to reinforce its image with existing clients.

     Management believes that the constitutional requirement to provide healthcare to inmates, an increasing inmate population and medical Consumer Price Index, combined with public sector budget deficits will continue the trend towards privatization of correctional healthcare and present opportunities for revenue growth for the Company.

Military Healthcare Services

     EMSA Military provides emergency medicine and primary healthcare services to active and retired military personnel and their dependents in medical facilities operated by the United States Department of Defense (“DOD”) and the United States Veterans Administration (“VA”). EMSA Military began providing healthcare services to DOD clients in 1988. At December 31, 2002, EMSA Military provided services under 4 contracts. For the year ended December 31, 2002, revenues from military contracts accounted for approximately 1.0% of the Company’s Total Revenues.

     Most military contracts are for a period of five years, with an initial one-year base period and four one-year options. EMSA Military’s bidding strategy is to seek contract opportunities that will be awarded on a best-value, rather than a low-cost basis. This allows EMSA Military to highlight the Company’s operational expertise and the overall quality of its provider staff.

Pharmaceutical Distribution Services

     The Company, through its wholly owned subsidiary SPP, contracts with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. SPP’s contracts typically cover one year with renewals upon agreement of both parties. SPP utilizes a packaging and distribution center to fill prescriptions and ship pharmaceuticals to over 350 sites in 34 states covering over 210,000 inmates.

     SPP provides clinical pharmacy services in concert with their systematic delivery process. SPP’s clinical pharmacological management adds therapeutic value to services as well as fiscal responsibility to its clients. In addition, SPP’s medical supply service creates additional value for its clients, as the packaging and delivery mode on certain products is specific to the corrections environment.

     SPP is the largest non-governmental provider of correctional pharmacy services in the United States with 2002 revenues of approximately $74 million, $44 million of which relates to services provided for ASG-contracted sites, which are eliminated in consolidation. For the year ended December 31, 2002, revenues from correctional pharmacy services, excluding revenues eliminated in consolidation, accounted for approximately 5.5% of the Company’s Total Revenues.

Risk Management

     For contracts where the Company’s exposure to the risk of inmates’ catastrophic illness or injury is not limited, the Company maintains stop loss insurance to cover 100% of the Company’s exposure with respect to hospitalization for annual amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million. The Company believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization. See “Major Contracts.”

Employees and Independent Contractors

     The services provided by the Company require an experienced staff of healthcare professionals and facilities administrators. In particular, a nursing staff with experience in correctional healthcare and specialized skills in all necessary areas contributes significantly to the Company’s ability to provide efficient service. In addition to nurses, the Company’s staff of employees or independent contractors includes physicians, dentists, psychologists and other healthcare professionals.

     As of December 31, 2002, the Company had approximately 6,700 employees, including approximately 850 doctors and 3,600 nurses. The Company also had under contract approximately 300 independent contractors, including physicians, dentists, psychiatrists and psychologists. Of the Company’s employees, approximately 1,400 are represented by labor unions. The Company believes that its employee relations are good.

Competition

     The business of providing correctional healthcare services to governmental agencies is highly competitive. The Company is in direct competition with local, regional and national correctional healthcare providers. The Company estimates that it has approximately 9.8% of the combined privatized and non-privatized market, based on estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which it estimates has approximately 8.2% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which it estimates has approximately 3.5% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market.

Major Contracts

     The Company’s operating revenue with respect to its correctional healthcare operations is derived primarily from contracts with federal, state, county and local governmental agencies. The Company’s Riker’s Island, New York contract accounted for approximately 15.5% of Total Revenues in the year ended December 31, 2002. No other contract accounted for 10.0% or more of Total Revenues during the year ended December 31, 2002.

     The Company’s correctional contracts often provide for a fixed annual fee, payable in monthly installments. Certain contracts, including some of the Company’s largest contracts, include provisions which mitigate a portion of the Company’s risk. Off-site utilization risk is mitigated in certain of the Company’s contracts through aggregate pools for off-site expenses, stop loss provisions, cost plus fee arrangements or the entire exclusion of off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Many contracts contain termination clause provisions which allow the Company to terminate the contract under agreed-upon notice periods. The ability to terminate a contract serves to mitigate the Company’s risk of increasing costs of services being provided. Contracts accounting for approximately 95% of Total Correctional Healthcare Services Revenues for the year ended December 31, 2002 contain one or more of the risk-mitigating provisions.

     Contracts accounting for approximately 45% of Total Correctional Healthcare Services Revenues for the year ended December 31, 2002 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. However, only 15% of Total Correctional Healthcare Services Revenues for the year ended December 31, 2002 results from such contracts which do not contain a termination clause provision which allows the Company to terminate the contract under agreed-upon notice periods. Although the cost of certain medicines are reimbursed in varying degrees under certain contracts, typically a dollar limit is placed on the Company’s responsibility for costs related to illness of or injury to an individual inmate, injuries to more than one inmate resulting from an accident or contagious illnesses affecting more than one inmate or a particular disease diagnosis. When preparing bid proposals, the Company estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. The Company’s management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which the Company is not protected could render a contract unprofitable. In an effort to manage risk of catastrophic illness or injury of inmates under contracts that do not limit the Company’s exposure to such risk, the Company maintains stop loss insurance from an unaffiliated insurer covering 100% of its exposure with respect to catastrophic illnesses or injuries for annual amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million.

     Riker’s Island Contract. The Company, through its subsidiary PHS, entered into a contract with the New York City Health and Hospitals Corporation (“HHC”), effective January 1, 2001, to provide, among other things, medical healthcare services to inmates held by the Commissioner of the New York City Department of Corrections. The term of the contract is three years, with HHC having the option to extend the term for an additional year. For the Company’s services, HHC pays the Company the cost of providing the services rendered under the contract plus 4.25%. The Company is subject to mandatory staffing requirements under the contract. HHC is required to indemnify the Company and its employees and independent contractors for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where the Company’s employees or independent contractors have engaged in intentional misconduct or a criminal act. Either party may terminate the contract without cause at any time on 12 month’s notice. Should the New York Department of Health, the New York Department of Corrections or the New York Department of Mental Health terminate their contract with HHC with less than 12 months notice, HHC shall have the option to terminate its subcontract with PHS with a notice of equal duration, but not less than 3 months. Either party may terminate on ten days notice for a material breach of the contract subject to certain cure provisions.

Cautionary Statements

     All statements made by the Company that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially are the following: termination or expiration of contracts; losses from contracts that the Company cannot terminate; changes in performance bonding requirements; the complexity of and potential changes in government contracting procedures; the risk of debarment or suspension from obtaining future contracts; general business and economic conditions; and the other risk factors described in the Company’s reports filed from time to time with the Securities and Exchange Commission. Certain of these factors are described in greater detail below.

     Dependence on Client Contracts. The Company’s operating revenue is derived almost exclusively from contracts with state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 30 and 90 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the Company. Although the Company generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. As a result, the Company’s portfolio of contracts is subject to change. The changes in the Company’s portfolio of contracts are largely unpredictable, which creates uncertainties about the amount of its total revenues from period to period. The Company must engage in competitive bidding for new business to replace contracts that expire or are terminated. The Company, therefore, has no assurance that it will be able to replace contracts that expire or are terminated.

     Privatization of Government Services, Competition and Correctional Population. The Company’s future revenue growth will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes that more than $55 million in annualized correctional healthcare contract revenues were newly privatized in 2002 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow at historical rates or at all, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.

     Competition. The business of providing correctional healthcare services to governmental agencies is highly competitive. The Company is in direct competition with local, regional and national correctional healthcare providers. The Company estimates that it has approximately 9.8% of the combined privatized and non-privatized market, based on national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which it estimates has approximately 8.2% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which it estimates has approximately 3.5% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to underbid the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share. Any of these results could seriously harm its business and operating results.

     Acquisitions. The Company’s expansion strategy involves both internal growth and, as opportunities become available, acquisitions. The Company took significant steps toward implementing this strategy with the EMSA acquisition in January 1999 and the acquisitions of CHS, SPP and certain assets of Correctional Physician Services, Inc. (“CPS”) during 2000. The Company previously had limited experience acquiring businesses and integrating them into its operations and the inability to successfully integrate future acquisitions would seriously harm the Company’s business or operating revenues.

     Exposure to Catastrophic Events. Contracts accounting for approximately 45% of Total Correctional Healthcare Services Revenues for the year ended December 31, 2002 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. However, only 15% of Total Correctional Healthcare Services Revenues for the year ended December 31, 2002 results from such contracts which do not contain a termination clause provision which allows the Company to terminate the contract under agreed-upon notice periods. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits. The Company also maintains per inmate stop loss insurance on such contracts. Although the Company has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, there can be no assurance that the Company will not experience a catastrophic illness or injury that exceeds it coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.

     Dependence on Key Personnel. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s operations. The Company has employment contracts with Michael Catalano, Chairman, President and Chief Executive Officer; Lawrence H. Pomeroy, Senior Vice President and Chief Development Officer; and Michael W. Taylor, Senior Vice President and Chief Financial Officer, as well as certain other key personnel. The Company does not have an employment contract with Richard D. Wright, Vice Chairman of Operations. The Company does not maintain key man life insurance for any member of its senior management. The loss of the services of one or more of its key employees could adversely affect the Company’s business and operating results.

     Dependence on Healthcare Personnel. The Company’s success depends on its ability to attract and retain highly skilled healthcare personnel. A shortage of trained and competent employees and/or independent contractors may result in overtime costs or the need to hire less efficient and more costly temporary staff. Attracting qualified nurses at a reasonable cost in some markets has been and continues to be of concern to the Company. Approximately 41% of the Company’s contracts contain financial deductions that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2002, the Company incurred deductions of approximately $1.7 million, 0.3% of Total Revenue, relating to these criteria. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to gain new contracts.

     Corporate Exposure to Professional Liability. The Company periodically becomes involved in medical malpractice claims with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. The Company may be vicariously liable for the negligence of healthcare professionals who are contracted to it. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional liability insurance and requires its independent contractors to maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. However, there can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage or that such coverage will continue to be available at a reasonable cost.

     Recently, the cost of malpractice and other liability insurance has risen significantly. Therefore, adequate levels of insurance may not continue to be available at a reasonable price. Failure to obtain sufficient levels of professional liability insurance may expose us to significant losses.

     Dependence on Credit Facility. The Company’s debt consists of a credit facility dated October 31, 2002 with CapitalSource Finance LLC. The credit facility requires the Company to meet certain financial covenants related to minimum levels of earnings. The financial covenants contained in the credit facility are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in this report.

     The Company is dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2003. However, should the Company fail to meet its projected results and remain in compliance with the terms of the credit facility, it may be forced to seek additional sources of financing in order to fund its working capital needs. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.

     Legislative changes. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HIPPA includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The Company does not do electronic filing at present, but may do so in the future, subjecting it to regulations of HIPPA.

     Performance bonds. The Company is required under certain contracts to provide a performance bond. At December 31, 2002, the Company has outstanding performance bonds totaling $45.8 million. The Company has outstanding letters of credit totaling $6.3 million which are being used as collateral for the performance bonds. The performance bonds are renewed on an annual basis.

     The market for performance bonds was severely impacted by certain recent corporate failures and the events of September 11, 2001 and continues to be impacted by general economic conditions. Consequently, the sureties for the Company’s performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The letters of credit which the Company utilizes as collateral for its performance bonds reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.

Other Available Information

     We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities & Exchange Commission (“SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, we make copies of these documents available to the public free of charge through our web site at www.asgr.com or by contacting our Corporate Secretary at our principal offices, which are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027, telephone number (615) 373-3100.

Item 2.  Properties

     The Company occupies approximately 22,600 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in October 2003. The Company leases additional office facilities in Franklin, Tennessee; Baltimore and Jessup, Maryland; Alameda, California; Topeka, Kansas; Sunrise, Florida; Verona, New Jersey; Boise, Idaho; Indianapolis, Indiana; Richmond, Virginia; Whitestone, New York; and Concordville, Pennsylvania. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

Item 3.  Legal Proceedings

     The Company is appealing a $1.7 million judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against PHS in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company, the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in 2003. The Company has posted an appeal bond in the amount of $2.0 million, which has been classified as a deposit and included in prepaid expenses and other current assets on its Consolidated Balance Sheet. As of December 31, 2002, the Company has reserved $504,000 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to its insurance company filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2002. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

     None.

PART II

Item 5.  Market For Registrant’s Common Stock and Related Stockholder Matters

     The Company’s Common Stock is traded on The Nasdaq Stock Market’s National Market System under the symbol “ASGR.” As of March 25, 2003, there were approximately 65 registered holders of record of the Common Stock. The high and low bid prices of the Common Stock as reported on The Nasdaq Stock Market during each quarter from January 1, 2001 through December 31, 2002 are shown below:

Quarter Ended	High	Low

March 31, 2001	$28.23	$21.25
June 30, 2001	27.65	21.11
September 30, 2001	25.69	5.55
December 31, 2001	7.63	2.19
March 31, 2002	8.11	3.75
June 30, 2002	13.00	6.75
September 30, 2002	13.25	8.98
December 31, 2002	17.00	9.30

     The Company did not pay cash dividends on the Common Stock during the years ended December 31, 2002 and 2001. The Company does not currently intend to pay cash dividends on the Common Stock in the foreseeable future because, under the terms of its Credit Facility, the Company is prohibited from paying cash dividends on the Common Stock.

     On October 21, 2002, the Company completed a private placement of 480,000 shares of newly issued common stock at $9.50 per share realizing proceeds of approximately $4.0 million, net of issuance costs. The private placement was made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The net proceeds were used to repay borrowings under the Company’s prior credit facility. The Company registered the resale of all of the shares on a Form S-3 registration statement (No. 333-98355), filed with the SEC on August 19, 2002 and declared effective on October 18, 2002.

Item  6.  Selected Financial Data

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)

Statement of Operations Data:

Healthcare revenues	$481,540	$458,515	$306,775	$237,745	$111,906

Income (loss) from continuing operations before income taxes	6,839	(38,091)	4,047	2,808	4,911

Income (loss) from continuing operations	6,474	(36,239)	2,249	1,686	5,611

Income (loss) from discontinued operations, net of taxes	5,427	(8,604)	5,558	2,954	113

Net income (loss) attributable to common shares	11,901	(45,006)	7,159	2,328	5,724

Net income (loss) per common share — basic:

Income (loss) from continuing operations	1.15	(6.88)	0.42	(0.17)	1.58

Income (loss) from discontinued operations	0.97	(1.62)	1.44	0.81	0.03

Net income (loss)	2.12	(8.50)	1.86	0.64	1.61

Net income (loss) per common share — diluted:

Net income (loss) from continuing operations	1.13	(6.88)	0.40	(0.16)	1.54

Net income (loss) from discontinued operations	0.95	(1.62)	1.00	0.76	0.03

Net income(loss)	2.08	(8.50)	1.40	0.60	1.57

Weighted average common shares outstanding — basic	5,603	5,292	3,854	3,613	3,554

Weighted average common shares outstanding — diluted	5,718	5,292	5,587	3,877	3,653

Cash dividends per share	—	—	—	—	—

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements describing the financial impact for 2002 of a reduction to the loss contract reserve, for 2001 of charges related to goodwill impairment and loss contracts and for 2000 due to the CPS, CHS and SPP acquisitions. On January 26, 1999, the Company purchased all of the outstanding stock of EMSA Government Services, Inc. (“EMSA”). The acquisitions of CPS, CHS, SPP and EMSA were accounted for under the purchase method of accounting and the results of operations of the acquired entities have been included in the Company’s consolidated operating results since the respective acquisition dates.

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital (deficit)	$(38,395)	$(3,826)	$15,573	$9,498	$10,515
Total assets	171,506	160,380	161,402	98,727	28,375
Long-term debt, including current portion	45,996	58,100	56,800	25,500	—
Mandatory redeemable preferred stock	—	—	12,397	12,375	—
Mandatory redeemable common stock	—	—	—	1,842	1,842
Common stock, additional paid-in capital, stockholders’ notes receivable, accumulated other comprehensive loss and retained earnings (accumulated deficit)	14,325	(3,554)	28,965	16,723	10,949

     The working capital deficit as of December 31, 2002, includes $41.1 million of borrowings outstanding under the Company’s revolving credit facility. This revolving credit facility has a maturity date of October 31, 2005, however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facility have been classified as a current liability in accordance with the guidance in the Financial Accounting Standard Board’s Emerging Issues Task Force Consensus 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” For further discussion, see management’s discussion of Liquidity and Capital Resources or Note 11 to the Company’s Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies And Estimates

General

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue and cost recognition,

•	loss contracts,

•	professional and general liability insurance,

•	legal contingencies,

•	impairment of goodwill,

•	amortization and impairment of contracts and other intangibles, and

•	income taxes.

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

     The Company believes the following critical accounting policies are affected by the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Loss Contracts

     The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, projected future stop-loss insurance recoveries and each contract’s specific terms related to future revenue increases as compared to increased healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and management’s estimate of future cost increases. These estimates are subject to the same adverse fluctuations and future claims experience as previously noted. Some of the Company’s contracts provide for annual increases in the fixed base fee upon changes in the regional medical care component of the Consumer Price Index, while others contain fixed increases.

     The Company performs a periodic comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which was due to expire June 30, 2002, a county contract that expires on June 30, 2005 and a county contract that renewed on more favorable terms on August 15, 2002. Negative gross margin and overhead costs charged against the loss contract reserve related to these five contracts totaled $6.0 million for the year ended December 31, 2002.

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

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through March 31, 2003. The Company also entered into a transition arrangement with the City of Philadelphia under which it continued to provide services through September 30, 2002 under modified contract terms. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract amendment under which the Company will continue to provide healthcare services to the City of Philadelphia, under modified contract terms, through June 30, 2003.

     As of December 31, 2002, the Company has a loss contract reserve totaling $9.0 million which relates to two remaining loss contracts, the State of Kansas and a county contract, both of which expire on June 30, 2005.

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

     To mitigate a portion of this risk, the Company maintains professional liability insurance on a claims made basis and assumes certain self-insurance risks resulting from the use of large deductibles in 2001 and 2000 and the use of an adjustable premium policy in 2002. For 2002, the Company was covered by a policy with a 42 month retro-premium with adjustment based on actual losses after 42 months. The Company’s final premium for 2002 will depend on the ultimate losses incurred. Reserves for estimated losses are provided for on an undiscounted basis in the period of the related coverage based on an independent actuarial analysis. These reserves are monitored for adequacy on a quarterly basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis which is obtained on a quarterly basis.

     Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known.

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

Impairment of Goodwill

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS No. 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

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

     Based on the results of its annual review for 2002, management has determined that goodwill is not impaired as of December 31, 2002. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with its acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Amortization and Impairment of Contract and Other Intangibles

     The Company periodically evaluates the carrying value of its contract and other intangibles when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of the evaluated asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. In the third quarter of 2002, the Company revised the estimated life of the contract intangibles, acquired in its 1999 acquisition of EMSA, from 20 years to 10 years. The revised life impacted contract intangibles with a gross value of $11.2 million and resulted in an increase to amortization of $434,000, or $0.08 per fully diluted share, for the year ended December 31, 2002. On a prospective basis the revised life will result in an increase to annual amortization expense of $867,000.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At December 31, 2002 and 2001, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing shareholders’ equity). Due to the Company’s net income in 2002, the Company’s deferred tax valuation allowance was reduced $4.8 million from $16.1 million at December 31, 2001 to $11.3 million at December 31, 2002, as a reduction to the Company’s income tax provision.

Results of Operations

     The following table sets forth, for the years indicated, the percentage relationship to total revenue of certain items in the Consolidated Income Statements.

	Year Ended December 31,

	2002	2001	2000

Percentage of Total Revenues

Healthcare revenues	100.0%	100.0%	100.0%

Healthcare expenses	93.9	96.7	90.9

Reduction in loss contract reserve	0.7	—	—

Charge for loss contracts	—	4.0	—

Gross margin	6.8	(0.7)	9.1

Selling, general and administrative expenses	3.0	4.2	4.5

Depreciation and amortization	1.0	1.6	2.0

Strategic initiative and severance expenses	—	0.6	—

Income (loss) from operations	2.8	(7.1)	2.6

Interest, net	1.2	1.2	1.3

Charge for early retirement of debt	0.2	—	—

Income (loss) from continuing operations before income taxes	1.4	(8.3)	1.3

Income tax provision (benefit)	0.1	(0.4)	0.6

Income (loss) from continuing operations	1.3	(7.9)	0.7

Income (loss) from discontinuing operations, net of taxes	1.2	(1.9)	1.8

Net income (loss)	2.5	(9.8)	2.5

Preferred stock dividends	—	—	0.2

Net income (loss) attributable to common shares	2.5	(9.8)	2.3

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Healthcare revenues. Healthcare revenues for the year ended December 31, 2002 increased $23.0 million, or 5.0%, from $458.5 million in 2001 to $481.5 million in 2002. Healthcare revenues in 2002 included $18.0 million of revenue growth resulting from contracts added in 2001 through marketing activities. The Company added nine new correctional contracts in 2002. These new contracts provided revenues in 2002 of $10.9 million. Contracts in place at December 31, 2001 and continuing beyond December  31, 2002, provided additional revenue of $44.1 million during 2002 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire year during both 2002 and 2001 experienced Total Revenue growth of 11.7%. These revenue increases were offset by a $15.1 million reduction in SPP pharmaceutical distribution revenue. The decrease in SPP pharmaceutical distribution revenue was the result of the loss of two pharmaceutical distribution customers in the third quarter of 2001. The Company’s 2002 revenues were also negatively impacted by the loss of 21 correctional contracts that expired during 2001. The loss of these contracts resulted in a decrease in revenues of approximately $34.9 million from 2001 to 2002. As discussed in the discontinued operations section below, all contracts that expired during 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the year ended December 31, 2002 increased $8.8 million, or 2.0%, from $443.5 million in 2001 to $452.3 million in 2002. Expenses related to new contracts from marketing activities accounted for $24.5 million of the increase. This increase was partially offset by the elimination of healthcare expenses related to contracts that expired during 2001. Healthcare expenses as a percentage of revenues decreased by 2.8% in 2002 as compared to 2001. During 2001, the Company recorded a charge of $6.0 million to increase its reserve for medical claims. This charge was primarily the result of updated second quarter of 2001 information showing actual utilization rates and cost data for inpatient and outpatient services were higher than the historical levels on which the Company’s reserve had been based. Approximately $1.5 million of this amount is included in discontinued operations for 2001 as it relates to contracts that expired during 2002. The remaining $4.5 million of the charge has been included in healthcare expenses for 2001. Exclusive of this amount, healthcare expenses for 2001 were 95.7% of revenues compared to 93.9% of revenues for 2002. This 1.8% decrease results primarily from a decrease in pharmacy related expenses and approximately $5.0 million in negative operating margin related to the Company’s five loss contracts that was charged against the loss contract reserve during 2002. The Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs, also contributed to the reduction of healthcare expenses.

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

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through March 31, 2003. The Company also entered into a transition arrangement with the City of Philadelphia under which it continued to provide services through September 30, 2002 under modified contract terms. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract amendment under which the Company will continue to provide healthcare services to the City of Philadelphia, under modified contract terms, through June 30, 2003.

     As of December 31, 2002, the Company has a loss contract reserve totaling $9.0 million which relates to two remaining loss contracts, the State of Kansas and a county contract, both of which expire on June 30, 2005.

     Charge for loss contracts. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under certain non-cancelable contracts. During 2001, the Company completed a comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which was due to expire June 30, 2002, a county contract that renewed on more favorable terms on August 15, 2002 and a county contract that expires on June 30, 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses for year ending December 31, 2002 decreased $4.7 million from $19.1 million, or 4.2% of revenues, in 2001 to $14.4 million, or 3.0% of revenues, in 2002. Included in selling, general and administrative expenses for 2001 were charges to increase the Company’s legal reserves by $1.9 million. These charges were primarily required to reflect the Company’s increased exposure to certain outstanding cases previously covered by an insurance carrier that is now in liquidation. The percentage of revenue decrease in selling, general and administrative expenses excluding these charges is primarily the result of overhead reductions implemented by the Company in the second half of 2001 and approximately $1.0 million in overhead costs associated with the Company’s five loss contracts that was charged against the loss contract reserve.

     Depreciation and amortization. Depreciation and amortization expense decreased from $7.4 million in 2001 to $4.7 million in 2002. This overall decrease is primarily the result of an increase in amortization of $434,000 in the second half of 2002, due to an adjustment of the estimated life for a portion of the Company’s contract intangibles from 20 years to 10 years, offset by the cessation of amortization of goodwill as a result of the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but will be required to be monitored for impairment. Amortization expense related to goodwill totaled approximately $2.8 million for 2001.

     Strategic initiative and severance expenses. During 2001, the Company incurred certain strategic initiative expenses associated with an initiative that was discontinued in the third quarter of 2001. Additionally, during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

     Interest, net. Net interest expense increased to $5.8 million or 1.2% of revenue in 2002 from $5.7 million or 1.2% of revenue in 2001.

     Charge for early retirement of debt. On October 31, 2002, the Company entered into a new $60 million revolving credit and term loan agreement. An initial advance pursuant to the new agreement was used to retire all indebtedness outstanding under the Company’s previous secured credit facility. The Company incurred a one-time charge of $726,000 in the fourth quarter for early debt retirement. The charge represents the write-off of the remaining unamortized loan arrangement fees related to the Company’s previous secured credit facility.

     Income tax provision (benefit). The provision for income taxes for the year ended December 31, 2002 was $365,000 or 0.1% of revenue, as compared with a benefit of $1.9 million or 0.4% of revenue in 2001. Due to the Company’s net income in 2002, the Company’s deferred tax valuation allowance, established in the fourth quarter of 2001, was reduced $4.8 million from $16.1 million to $11.3 million as a reduction to income tax provision.

     Income (loss) from continuing operations. Income from continuing operations for the year ended December 31, 2002 was $6.5 million, or 1.4% of revenue, as compared with a loss from continuing operations of $36.2 million, or 7.9% of revenue in 2001.

     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations for the year ended December 31, 2002 was $5.4 million, or 1.2% of revenue, as compared with a loss from discontinued operations of $8.6 million, or 1.9% of revenue in 2001. Income (loss) from discontinued operations represents the operating results of the Company’s contracts that expired during the year ended December 31, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 2 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144.

     The loss from discontinued operations for 2001 also includes a non-cash impairment charge of $13.2 million to reduce goodwill. During the second quarter of 2001, the Company was notified that another vendor had been selected to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also determined that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services were to be assumed by the client. Each of these contracts was acquired in the Company’s acquisition of certain assets of CPS in 2000. In the second quarter of 2001, the Company recorded a non-cash impairment charge of $13.2 million representing the amount by which goodwill related to these contracts exceeded the contract’s fair value.

     Net income (loss) attributable to common shares. Net income attributable to common shares for the year ended December 31, 2002 was $11.9 million or 2.5% of revenue, as compared with a net loss attributable to common shares of $45.0 million, or 9.8% of revenue, in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Healthcare revenues. Healthcare revenues increased $151.7 million from $306.8 million in 2000 to $458.5 million in 2001, representing a 49.5% increase. Approximately $43.4 million of this increase relates to a full year of activity of CHS and SPP both of which were acquired during 2000. The Company experienced $22.0 million of revenue growth resulting from the first full year of operations on contracts added in 2000 through marketing activities. The addition of the Riker’s Island contract, effective January 1, 2001, added approximately $81.2 million in additional revenue. In addition to the Riker’s Island contract, the Company added eleven new correctional contracts during 2001 generating partial year revenues of $29.9 million. The Company experienced $20.3 million of revenue growth during 2001 from contract renegotiations and automatic price adjustments. Same contract revenue growth on correctional contracts that were in place for the entire year of both 2001 and 2000 was 11.1%. During 2001, revenues were negatively impacted by the loss of 18 contracts, eight of which the Company elected not to renew, resulting in a decrease in revenues of approximately $45.1 million from 2000 to 2001. As discussed in the discontinued operations section below, all contracts that expired during 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses increased $164.6 million from $278.9 million in 2000 to $443.5 million in 2001. New contracts from acquisitions accounted for $51.7 million of the increase, while new contracts from marketing activities accounted for $134.5 million of the increase. Healthcare expenses as a percentage of revenues increased by 5.8% in 2001 primarily due to increased use of temporary labor due to continued labor shortages in certain geographic areas and increased use of off-site healthcare and diagnostic services. Pharmaceutical costs increased from 7.9% to 9.5% of revenues from 2000 to 2001. During 2001, the Company recorded a charge of $6.0 million to increase its reserve for medical claims. This charge was primarily the result of updated second quarter of 2001 information showing actual utilization rates and cost data for inpatient and outpatient services were higher than the historical levels on which the Company’s reserve had been based. Approximately $1.5 million of this amount is included in discontinued operations for 2001 as it relates to contracts that expired during 2002. The remaining $4.5 million of the charge has been included in healthcare expenses for 2001.

     Charge for loss contracts. During the fourth quarter of 2001, the Company completed an annual comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review the Company identified five non-cancelable loss contracts with combined annual revenues of $59.7 million and negative gross margins of $4.7 million. The Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts as of December 31, 2001. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge relates to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which, was renewable annually at the client’s option, through June 30, 2004. The remaining liability covered the State of Maine contract, which was due to expire June 30, 2002, a county contract that renewed on more favorable terms on August 15, 2002 and a county contract that expires on June 30, 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $19.1 million, or 4.2% of revenue, in 2001 compared to $13.8 million, or 4.5% of revenue, in 2000. Included in selling, general and administrative expenses for 2001 were charges to increase the Company’s legal reserves by $1.9 million. These charges were primarily required to reflect the Company’s increased exposure to certain outstanding cases previously covered by insurance carriers that are now in liquidation. The percentage of revenue decrease in selling, general and administrative expenses excluding these charges reflects the Company’s continued ability to leverage its corporate support services to a broader revenue base as new contracts are added through acquisitions or marketing activity.

     Depreciation and amortization expenses. Depreciation and amortization expenses increased to $7.4 million or 1.6% of revenue in 2001 from $5.9 million or 2.0% of revenue in 2000. The increase is primarily related to the first full year of amortization of goodwill and other intangibles recorded in the 2000 acquisitions of CPS, CHS and SPP.

     Strategic initiative and severance expenses. During 2001, the Company incurred $2.6 million of expenses related to severance and a terminated strategic initiative.

     Interest, net. Net interest expense increased to $5.7 million or 1.2% of revenue in 2001 from $4.1 million or 1.3% of revenue in 2000.

     Income tax provision (benefit). The benefit for income taxes was $1.9 million in 2001 or 0.4% of revenue, as compared with a provision of $1.8 million in 2000, or 0.6% of revenue. In the fourth quarter of 2001, the Company established a full valuation allowance related to its deferred tax asset of approximately $16.1 million.

     Income (loss) from continuing operations. The loss from continuing operations for the year ended December 31, 2001 was $36.2 million, or 7.9% of revenue, as compared with income from continuing operations of $2.2 million, or 0.7% of revenue in 2000.

     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations for the year ended December 31, 2001 was $8.6 million, or 1.9% of revenue, as compared with income from discontinued operations of $5.6 million, or 1.8% of revenue in 2000. Income (loss) from discontinued operations represents the operating results of the Company’s contracts that expired during the year ended December 31, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 2 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144.

     The loss from discontinued operations for 2001 also includes a non-cash impairment charge of $13.2 million to reduce goodwill. During the second quarter of 2001, the Company was notified that another vendor had been selected to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also determined that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services were to be assumed by the client. Each of these contracts was acquired in the Company’s acquisition of certain assets of CPS in 2000. In the second quarter of 2001, the Company recorded a non-cash impairment charge of $13.2 million representing the amount by which goodwill related to these contracts exceeded the contracts' fair value.

     Net income (loss) attributable to common shares. Net loss attributable to common shares for the year ended December 31, 2001 was $45.0 million or 9.8% of revenue, as compared with net income attributable to common shares of $7.2 million, or 2.3% of revenue, in 2000.

Liquidity and Capital Resources

     Overview

     The Company generated net income attributable to common shares of $11.9 million for the year ended December 31, 2002 compared to a net loss attributable to common shares of $45.0 million in 2001. The Company had stockholders’ equity of $14.3 million at December 31, 2002 as compared to a stockholders’ deficit of $3.6 million at December 31, 2001. The Company’s cash and cash equivalents decreased to $3.8 million at December 31, 2002 from $10.4 million at December 31, 2001, a decrease of $6.6 million. The decrease in cash was primarily the result of payments made to reduce debt outstanding offset by cash flows from operating activities and proceeds from the Company’s private placement of common stock completed in October 2002. Restricted cash was $6.3 million at December 31, 2002. The Company had no restricted cash at December 31, 2001.

     Cash flows from operating activities during 2002 were $9.3 million, a decrease of $1.7 million from cash flows from operations in 2001 of $11.0 million. The decrease is primarily the result of the favorable impact of increased net income and reductions in inventory offset by the unfavorable impact of an increase in receivables outstanding at the end of the year, increases in other current and noncurrent assets due primarily to insurance prepayments and the payment of a $2.0 million appeal bond related to the litigation discussed above in “Item 3. Legal Proceedings” and decreases in the Company’s outstanding medical claims liability and loss contract reserve.

     Cash flows used in financing activities during 2002 were $14.7 million and include net payments totaling $12.1 million to reduce the amount of debt outstanding from $58.1 million at December 31, 2001 to $46.0 million at December 31, 2002. Also included in cash flows used in financing activities during 2002 were cash receipts of $5.1 million resulting from option exercises and the sale of common stock.

     Credit Facility

     The Company’s primary sources of liquidity are cash flows from operating activities and borrowings unders its credit facility. On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a revolving credit facility (the “Revolver”) and a $5.0 million term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility (the “Prior Credit Facility”) at which time the Company wrote-off $726,000 of deferred loan costs related to the Prior Credit Facility.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2002, the Company had borrowings outstanding under the CapitalSource Credit Facility totaling $46.0 million and $5.2 million available, based on the Company’s collateral base on that date, for additional borrowing. Included in the borrowings outstanding on December 31, 2002, was $6.3 million of restricted cash being used to collateralize outstanding letters of credit.

     Borrowings under the Revolver are limited to the lesser of (1) 85% of eligible receivables (as defined) or (2) $55.0 million (the “Revolver Capacity”). Interest under the Revolver is payable monthly at the greater of 5.75% or the Citibank N.A. prime rate plus 1.0%. The Company is also required to pay a monthly letter of credit fee equal to an annual rate of 3.5% on the outstanding balance of letters of credit issued pursuant to the Revolver. The Company is also required to pay a monthly collateral management fee, equal to an annual rate of 1.38%, on average borrowings outstanding under the Revolver.

     Under the terms of the CapitalSource Credit Facility, the Company is required to pay a monthly unused line fee equal to an annual rate of 0.6% on the difference between actual average borrowings outstanding under the Revolver for the month, including the balance of any outstanding letters of credit, and the Revolver Capacity.

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Capital Source Credit Facility, requires the Revolver to be classified as a current liability, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue (“EITF”) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

     The Term Loan requires monthly principal payments of $139,000 through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

     The CapitalSource Credit Facility will require the Company to achieve a minimum level of EBITDA on a rolling three month measurement period as outlined below. The CapitalSource Credit Facility defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business, non-recurring gains, and charges against the Company’s loss contract reserve.

Period	Minimum EBITDA

Three month periods ending prior to March 1, 2003	$2,750,000
Three month periods ending after March 1, 2003	3,000,000

     The CapitalSource Credit Facility also requires the Company to maintain a minimum fixed charge coverage ratio of 1.5. The CapitalSource Credit Facility defines the fixed charge coverage ratio as EBITDA divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. In addition, beginning on June 30, 2003 and continuing for each quarter thereafter, the Company will be required to maintain a minimum fixed charge ratio of 1.75 calculated using the most recent twelve month period.

     The Company was in compliance with these financial covenants as of December 31, 2002.

     The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.

     The Company is dependent on the availability of borrowings pursuant to the CapitalSource Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2003. Management believes that the Company can comply with the terms of the CapitalSource Credit Facility and meet its expected obligations throughout 2003. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

     Other Financing Transactions

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

     On October 21, 2002, the Company completed a private placement of 480,000 shares of newly issued common stock at $9.50 per share, realizing proceeds of approximately $4.0 million, net of issuance costs. The net proceeds were used to repay borrowings under the Company’s Prior Credit Facility. The Company subsequently registered the resale of all of the shares on a Form S-3 registration statement (No. 333-98355), filed with the SEC on August 19, 2002 and declared effective on October 18, 2002.

     Contractual Obligations And Commercial Commitments

     The Company has certain contractual obligations as of December 31, 2002, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	2003	2004	2005	2006	2007	Thereafter

Revolving credit facility	$—	$—	$41,135	$—	$—	$—
Term loan	1,667	1,667	1,527	—	—	—
Operating leases	924	523	418	383	395	300

     At December 31, 2002, the Company was contingently liable for $6.3 million of standby letters of credit and $45.8 million of performance bonds. The performance bonds are collateralized by the standby letters of credit which are collateralized by restricted cash.

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

     Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. At December 31, 2001, the Company maintained three interest collar agreements for a notional amount of $24.0 million. Two of the collars expired during 2002. The third collar was terminated during 2002 at a cost of approximately $165,000.

     On January 1, 2001, the Company adopted SFAS No. 133 and SFAS No. 138 resulting in a charge to other comprehensive income of approximately $212,000, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

     The Company adopted SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill for the years ended December 31, 2001 and 2000 was approximately $2.9 million and $2.7 million, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale or abandonment. Additionally, SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations previously addressed in APB No. 30 to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, that expired during 2002, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified. See Note 5 to the Company’s consolidated financial statements for further discussion of discontinued operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years; however, early adoption is encouraged.

     As discussed above, on October 31, 2002, the Company replaced its prior credit facility with a new credit facility issued by CapitalSource Finance LLC. As a result of the transaction, the Company wrote off the deferred loan costs associated with its prior credit facility. The Company elected early adoption of the provisions of SFAS No. 145 effective January 1, 2002. Under the provisions of SFAS No. 145, the expense resulting from the early termination of the Company’s prior credit facility, primarily consisting of the write off of the associated deferred loan costs, has been classified as a component of pre-tax income from continuing operations during 2002 versus the extraordinary item classification that would have been required prior to SFAS No. 145.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. Prior to October 31, 2002, the Company’s exposure to market risk was primarily related to changes in the variable interest rate under the Prior Credit Facility. The Prior Credit Facility carried an interest rate based on the Bank of America, N.A. prime rate. Beginning October 31, 2002, the Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate; therefore the Company’s cash flow may be affected by changes in the prime rate. For example, a hypothetical 10% change in the underlying prime rates would have increased or decreased interest expense paid under the credit facilities by approximately $350,000 for the year ended December 31, 2002. Interest expense represents 1.2% of the Company’s revenues for each of 2002 and 2001. Debt of $46.0 million at December 31, 2002 represents 26.8% of the Company’s total liabilities and stockholders’ equity.

Item 8.  Financial Statements and Supplementary Data

     The Company’s Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated February 18, 2003, begin on page F-1 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     For information regarding the Directors and Executive Officers of the Company, the heading “Information as to Directors, Nominees and Executive Officers” and the subsection “Compliance with Section 16(a) of the Securities Exchange Act” under the heading “Additional Information” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on June 12 , 2003 (the “Company’s 2003 Proxy Statement”) and the accompanying text are incorporated herein by reference.

     America Service Group Code Of Ethics

     America Service Group has a Business Ethics Policy that applies to all its employees, including senior executives. This ethics policy may be viewed on the Company’s web site at www.asgr.com. Any changes to this policy will be reflected in the web site.

Item 11.  Executive Compensation

     The subsections under the heading “Information as to Directors, Nominees and Executive Officers” entitled “Committees and Meetings” and “Compensation of Directors” and the heading entitled “Executive Compensation” in the Company’s 2003 Proxy Statement and the accompanying text are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The headings “Security Ownership of Directors and Officers” and “Principal Stockholders” in the Company’s 2003 Proxy Statement and the accompanying text are incorporated herein by reference.

     Equity Compensation Plan Information

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including Amended and Restated Incentive Stock Plan and 1999 Incentive Stock Plan.

	Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by security holders(1)	1,175,000	$14.43	31,000
Equity compensation plans not approved by security holders (2)	235,000	8.37	0

Total	1,410,000	$13.48	31,000

(1)	Includes the Amended and Restated Incentive Stock Plan and the America Service Group Inc. 1999 Incentive Stock Plan. For a description of these plans, see Note 15 to the Consolidated Financial Statements.

(2)	Represents options to purchase shares of the Company’s common stock granted to certain members of executive management. These options are not included in either of the plans referenced above in note (1). The exercise price of these options equals the fair market value of the Company’s common stock at the date of grant. The options expire ten years from the date of grant.

Item 13.  Certain Relationships and Related Transactions

     The heading “Certain Transactions” in the Company’s 2003 Proxy Statement and the accompanying text is incorporated herein by reference.

Item 14.  Controls and Procedures

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  (1) Financial Statements

     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

     (2)  Financial Statement Schedule

     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

     (3)  Exhibits

Exhibit		Description

2.1	—	Securities Purchase Agreement, dated as of January 26, 1999, among the Company, Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

3.2	—	Amended and Restated Bylaws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002)

10.1	—	Registration Rights Agreement, dated as of January 26, 1999, among the Company, Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.2	—	Not used.

10.3	—	America Service Group Inc. 401(k) Savings Plan, 2002 Amendment and Restatement.

10.4	—	Asset Purchase Agreement, dated as of March 29, 2000, between the Company and Correctional Physician Services, Inc., Kenan Umar and Emre Umar, Consent and Agreement, as amended by Amendment One to Asset Purchase Agreement, dated as of March 29, 2000 (incorporated herein by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit		Description

10.5	—	Stock Purchase Agreement, dated as of April 24, 2000, between the Company and the Shareholders of Correctional Health Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-k filed on July 14, 2000).

10.6	—	Asset Purchase Agreement, dated September 20, 2000, by and among Secure Pharmacy Plus, Inc.; Stadtlander Operating Company L.L.C.; Stadtlander Licensing Company, LLC; Stadtlander Drug of California, LP and Stadtlander Drug of Hawaii, LP (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on From 8-k filed on October 4, 2000).

10.7	—	Amended and Restated Employment Agreement, dated September 1, 1998, between Michael Catalano and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ending September 31, 1998).*

10.8	—	Non-Qualified Stock Option between the Company and Michael Catalano, dated July 12, 1996.*

10.9	—	Employment Agreement, dated February 12, 1998, between Gerard F. Boyle and the Company.*

10.10	—	Non-Qualified Stock Option between the Company and Gerard F. Boyle, dated February 12, 1998.*

10.11	—	Lease by and between Principal Mutual Life Insurance Company and America Service Group Inc. dated September 6, 1996.

10.12	—	Amended and Restated Incentive Stock Plan of the Company.

10.13	—	America Service Group Inc. 1999 Incentive Stock Plan (incorporated by reference to Annex B to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on August 30, 1999, which definitive Proxy Statement was filed on July 28, 1999).*

10.14	—	Contract between the Company and Healthprojects, LLC dated September 17, 2001, to perform services as directed by ASG management (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001).

10.15	—	Employment Agreement, dated October 15, 2001, with Michael W. Taylor as Senior Vice President and Chief Financial Officer of the Company (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001).*

10.16	—	Revolving Credit, Term Loan and Security Agreement, dated as of October 31, 2002, between the Company and CapitalSource Finance LLC . (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

11.0	—	Computation of Per Share Earnings.**

21.1	—	Subsidiaries of the Company.

23.1	—	Consent of Ernst & Young LLP.

99.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *   Management contract, compensatory plan or arrangement.

**   Data required by SFAS No. 128, Earnings Per Share, is provided in note 17 to the consolidated financial statements in this report.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on March 31, 2003.

AMERICA SERVICE GROUP INC.

By:	/s/ MICHAEL CATALANO

Michael Catalano Chairman, President and Chief Executive Officer

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 31, 2003.

Signatures	Title

/s/ MICHAEL CATALANO Michael Catalano	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL W. TAYLOR Michael W. Taylor	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ WILLIAM D. EBERLE William D. Eberle	Director

/s/ BURTON C. EINSPRUCH Burton C. Einspruch	Director

/s/ CAROL R. GOLDBERG Carol R. Goldberg	Director

/s/ RICHARD M. MASTALER Richard M. Mastaler	Director

/s/ WILLIAM C. STAPLETON William C. Stapleton	Director

/s/ RICHARD D. WRIGHT Richard D. Wright	Vice Chairman of Operations and Director

CERTIFICATIONS

I, Michael Catalano, certify that:

1.	I have reviewed this annual report on Form 10-K of America Service Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael Catalano

Name: Michael Catalano Title: Chairman, President and Chief Executive Officer

I, Michael W. Taylor, certify that:

1.	I have reviewed this annual report on Form 10-K of America Service Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael W. Taylor

Name: Michael W. Taylor Title: Senior Vice President and Chief Financial Officer

AMERICA SERVICE GROUP INC.

     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Service Group Inc.

     We have audited the accompanying consolidated balance sheets of America Service Group Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

     As described in Note 2 to the consolidated financial statements, effective January 1, 2002, America Service Group Inc. changed its method of accounting for goodwill. In addition, as described in Notes 2 and 5 to the consolidated financial statements, effective January 1, 2002, America Service Group Inc. changed its method of accounting for certain dispositions of assets and terminations and expirations of contracts.

     As described in Note 2 to the consolidated financial statements, effective January 1, 2001, America Service Group Inc. changed its method of accounting for derivative financial instruments.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 18, 2003

AMERICA SERVICE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(shown in 000's except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,770	$10,382
Restricted cash	6,250	—
Accounts receivable: healthcare and other, less allowances of $327 and $344, respectively	72,477	64,691
Inventories	6,390	7,747
Prepaid expenses and other current assets	13,100	9,070

Total current assets	101,987	91,890
Property and equipment, net	6,240	7,827
Goodwill, net	43,896	43,896
Contracts, net	12,048	13,912
Other intangibles, net	1,483	1,683
Other assets	5,852	1,172

Total assets	$171,506	$160,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$40,892	$31,159
Medical claims liability	13,697	15,238
Accrued expenses	33,482	30,148
Deferred revenue	6,203	4,161
Current portion of loss contract reserve	3,306	4,310
Current portion of long-term debt	1,667	10,700
Revolving credit facility classified as current (see Note 11)	41,135	—

Total current liabilities	140,382	95,716
Noncurrent portion of accrued expenses	7,924	6,810
Noncurrent portion of loss contract reserve	5,681	14,008
Long-term debt, net of current portion	3,194	47,400

Total liabilities	157,181	163,934

Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $.01 par value, 10,000,000 shares authorized; 6,122,000 and 5,437,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	61	54
Additional paid-in capital	36,561	31,377
Stockholders’ notes receivable	(1,241)	(1,383)
Accumulated other comprehensive loss	—	(645)
Accumulated deficit	(21,056)	(32,957)

Total stockholders’ equity (deficit)	14,325	(3,554)

Total liabilities and stockholders’ equity (deficit)	$171,506	$160,380

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	(shown in 000’s except share and per share amounts)
	2002	2001	2000

Healthcare revenues	$481,540	$458,515	$306,775
Healthcare expenses	452,310	443,508	278,917
Charge for loss contracts	—	18,318	—
Reduction in loss contract reserve	3,320	—	—

Gross margin	32,550	(3,311)	27,858
Selling, general, and administrative expenses	14,411	19,063	13,838
Depreciation and amortization	4,749	7,442	5,896
Strategic initiative and severance expenses	—	2,562	—

Income (loss) from operations	13,390	(32,378)	8,124
Interest, net	5,825	5,713	4,077
Charge for early retirement of debt	726	—	—

Income (loss) from continuing operations before income taxes	6,839	(38,091)	4,047
Income tax provision (benefit)	365	(1,852)	1,798

Income (loss) from continuing operations	6,474	(36,239)	2,249
Income (loss) from discontinued operations, net of taxes	5,427	(8,604)	5,558

Net income (loss)	11,901	(44,843)	7,807
Preferred stock dividends	—	163	648

Net income (loss) attributable to common shares	$11,901	$(45,006)	$7,159

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$1.15	$(6.88)	$0.42
Income (loss) from discontinued operations	0.97	(1.62)	1.44

Net income (loss)	$2.12	$(8.50)	$1.86

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$1.13	$(6.88)	$0.40
Income (loss) from discontinued operations	0.95	(1.62)	1.00

Net income (loss)	$2.08	$(8.50)	$1.40

Weighted average common shares outstanding:
Basic	5,603,000	5,292,000	3,854,000

Diluted	5,718,000	5,292,000	5,587,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(shown in 000’s except share amounts)

					Retained	Accumulated
	Common Stock		Additional	Stockholders'	Earnings	Other
			Paid-In	Notes	(Accumulated	Comprehensive
	Shares	Amount	Capital	Receivables	Deficit)	Loss	Total

Balance at December 31, 1999	3,729,000	$37	$12,856	$(1,060)	$4,890	$—	$16,723
Issuance of common stock under employee stock plan	38,000	1	615	—	—	—	616
Exercise of options and related tax benefits	274,000	3	2,646	—	—	—	2,649
Issuance of common stock under incentive stock plan	16,000	—	300	(263)	—	—	37
Dividends on redeemable preferred stock	—	—	—	—	(648)	—	(648)
Interest income on stockholders’ notes receivable	—	—	—	(61)	—	—	(61)
Expiration of redemption feature of redeemable common stock	—	—	1,842	—	—	—	1,842
Net income	—	—	—	—	7,807	—	7,807

Balance at December 31, 2000	4,057,000	41	18,259	(1,384)	12,049	—	28,965
Unrealized loss on interest rate collar agreements	—	—	—	—	—	(433)	(433)
Net loss	—	—	—	—	(44,843)	—	(44,843)

Total comprehensive loss							(45,276)
Cumulative effect of change in accounting principle	—	—	—	—	—	(212)	(212)
Issuance of common stock under employee stock plan	9,000	—	35	—	—	—	35
Exercise of options and related tax benefits	42,000	—	509	—	—	—	509
Issuance of common stock under incentive stock plan	6,000	—	87	—	—	—	87
Dividends on redeemable preferred stock	—	—	—	—	(163)	—	(163)
Interest income on stockholders’ notes receivable	—	—	—	(80)	—	—	(80)
Proceeds from stockholders’ notes receivable	—	—	—	81	—	—	81
Conversion of mandatory redeemable preferred stock	1,323,000	13	12,487	—	—	—	12,500

Balance at December 31, 2001	5,437,000	54	31,377	(1,383)	(32,957)	(645)	(3,554)
Unrealized gain on interest rate collar	—	—	—	—	—	645	645
Net income	—	—	—	—	11,901	—	11,901

Total comprehensive income							12,546
Sale of common stock, net of issuance costs	480,000	5	3,985	—	—	—	3,990
Issuance of common stock under employee stock plan	49,000	—	318	—	—	—	318
Exercise of options and related tax benefits	89,000	1	882	—	—	—	883
Exercise of warrants	67,000	1	(1)	—	—	—	—
Interest income on stockholders’ notes receivable	—	—	—	(77)	—	—	(77)
Proceeds from stockholders’ notes receivable	—	—	—	219	—	—	219

Balance at December 31, 2002	6,122,000	$61	$36,561	$(1,241)	$(21,056)	$—	$14,325

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Amounts shown in 000's)
Operating Activities
Net income (loss)	$11,901	$(44,843)	$7,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,813	7,535	5,962
Finance cost amortization	1,010	952	232
Charge for early retirement of debt	726	—	—
Impairment of long-lived assets	—	13,236	—
Charge for (reduction in) loss contracts	(3,320)	18,318	—
Interest on stockholders’ notes receivable	(77)	(80)	(61)
Other comprehensive income charged to interest expense	645	—	—
Deferred income tax provision	—	817	1,464
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,014)	(638)	(22,397)
Inventories	1,356	(250)	—
Prepaid expenses and other current assets	(4,029)	(5,557)	2,533
Other assets	(4,707)	(27)	4
Accounts payable	9,733	9,495	9,481
Medical claims liability	(1,541)	3,953	—
Accrued expenses	4,766	5,617	2,412
Deferred revenue	2,042	2,520	750
Loss contract reserve	(6,011)	—	—

Net cash provided by operating activities	9,293	11,048	8,187

Investing Activities
Cash paid for acquisitions, net of cash acquired	—	—	(38,669)
Capital expenditures	(1,246)	(1,867)	(3,089)

Net cash used in investing activities	(1,246)	(1,867)	(41,758)

Financing Activities
Net borrowings (payments) on previous line of credit facility	(58,100)	1,300	31,300
Net borrowings on new line of credit facility	45,996	—	—
Finance costs	(1,626)	(1,006)	(751)
Restricted cash used to collateralize letters of credit	(6,250)	—	—
Payment of mandatory redeemable preferred stock dividends	—	(61)	(468)
Proceeds from stockholders’ notes receivable	219	81	—
Issuance of common stock	3,990	35	653
Exercise of stock options	1,112	596	2,649

Net cash provided by (used in) financing activities	(14,659)	945	33,383

Net increase (decrease) in cash and cash equivalents	(6,612)	10,126	(188)
Cash and cash equivalents at beginning of year	10,382	256	444

Cash and cash equivalents at end of year	$3,770	$10,382	$256

Supplemental Cash Flow Information
Cash paid for interest	$3,834	$5,194	$3,423

Cash paid for income taxes	$279	$1,948	$4,870

Noncash Transactions
Conversion of mandatory redeemable preferred stock to common stock	$—	$12,500	$—

Issuance of common stock under incentive plan for stockholders’ notes receivable	$—	$—	$263

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(shown in 000’s except inmate, share and per share amounts)

1.     Description of Business

     America Service Group Inc. (“ASG” or the “Company”) and its consolidated subsidiaries provide managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments, certain private entities and medical facilities operated by the Department of the Navy and Veterans Administration. The health status of inmates impacts the results of operations under such contractual arrangements.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Prison Health Services, Inc. (“PHS”), EMSA Correctional Care, Inc. and EMSA Military Services, Inc., Correctional Health Services, Inc. (“CHS”) and Secure Pharmacy Plus, Inc. (“SPP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used primarily in the recording of the accruals of unbilled medical services calculated based upon a claims payment lag methodology, loss contract reserves and professional and general liability claims. The claims payment lag methodology utilized for recording amounts for unbilled medical claims is based upon historical payment patterns using actual utilization data including hospitalization, one day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change (see section entitled Amortization and Impairment of Contract and Other Intangibles of this Note and Note 6).

Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments reported in the Consolidated Balance Sheets, consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values.

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

     The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred (i.e., expected future healthcare costs and maintenance costs will exceed anticipated future revenue and stop-loss insurance recoveries if material) and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis (see Note 4).

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

Restricted Cash

     Restricted cash represents cash used to collateralize outstanding outstanding letters of credit which collateralize certain performance bonds.

Accounts Receivable

     Accounts receivable represent amounts due from state and local governments and certain private entities for healthcare services provided by the Company and pharmaceutical sales of the Company. Accounts receivable are stated at estimated net realizable value.

Inventories

     Pharmacy and medical supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

     Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred,whereas expenditures for improvements and replacements are capitalized. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the Consolidated Statements of Operations.

Amortization and Impairment of Goodwill

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS No. 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. Important factors taken into consideration when evaluating the need for an impairment review include the following:

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

     Based on the results of its annual review for 2002, management has determined that goodwill is not impaired as of December 31, 2002. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with its acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

     During 2001 and 2000, goodwill amortization expense of $2,853 and $2,658, respectively, was computed using the straight-line method over 20 years.

Amortization and Impairment of Contract and Other Intangibles

     The Company periodically evaluates the carrying value of its contract and other intangibles when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of the evaluated asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. Contract amortization expense totaled $1,864, $1,749 and $1,405 for 2002, 2001 and 2000, respectively. The estimated useful life of the Company’s contract intangibles is determined by an independent appraisal at the time of the acquisition. Subsequent to the acquisition, the Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to July 1, 2002, the estimated useful life of the Company’s contract intangibles was 20 years. In the third quarter of 2002, the Company revised the estimated life of the contract intangibles, acquired in its 1999 acquisition of EMSA Government Services, Inc., from 20 years to 10 years. The revised life impacted contract intangibles with a gross value of $11,200 and resulted in an increase to amortization of $434, or $0.08 per fully diluted share, for the year ended December 31, 2002. On a prospective basis, the revised life will result in an increase to annual amortization expense of $867.

     Amortization of non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $200, $242 and $317 for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Assets

     Other assets at December 31, 2002 include $1,626 of deferred financing costs related to the Company’s new credit facility executed in October 2002 (see Note 11) and refundable deposits for professional liability insurance. At December 31, 2001, other assets included $2,276 of deferred financing costs related to the Company’s prior credit facility. The prior credit facility was repaid and terminated in October of 2002 at which time all remaining deferred financing costs related to the prior credit facility were written off (see Note 11). Amortization of $1,010, $952 and $232, for the years ended December 31, 2002, 2001 and 2000, respectively, related to the deferred financing costs is computed using the straight-line method over the remaining life of the respective credit facility and is included in interest expense on the accompanying Consolidated Statements of Operations. Accumulated amortization as of December 31, 2002 and 2001 was $70 and $1,302, respectively.

Long-Lived Assets

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the Company consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and intangible assets and considers events, circumstances and operating results, including consideration of contract performance at the fixed price contract level, to determine if impairment exists. If long-lived assets are deemed impaired, management adjusts the asset value to fair value (see Note 5).

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Professional and General Liability Insurance

     The Company maintains professional liability insurance on a claims made basis and assumes certain self-insurance risks resulting from the use of large deductibles in 2001 and 2000 and the use of an adjustable premium policy in 2002. For 2002 the Company was covered by a policy with a 42 month retro-premium with adjustment based on actual losses after 42 months. The Company’s final premium for 2002 will depend on the ultimate losses incurred. Reserves for estimated losses are provided for on an undiscounted basis in the period of the related coverage based on an independent actuarial analysis. These reserves are monitored for adequacy on a quarterly basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis which is obtained on a quarterly basis.

Comprehensive Income

     Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with owners) and includes net income, unrealized gains or losses on derivatives that qualify as hedges, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company’s comprehensive income (loss) is presented in the accompanying Consolidated Statements of Changes in Stockholders’ Equity (Deficit).

Strategic Initiative and Severance Expenses

     During 2001, the Company incurred certain strategic initiative expenses. This initiative was discontinued in the third quarter of 2001. Additionally, during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees , and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, compensation expense is recognized as the difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2002	2001	2000

Volatility	0.8	0.8	0.5
Interest rate	4-5%	3-4%	6-7%
Expected life (years)	4	3	3
Dividend yields	0.0%	0.0%	0.0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following table illustrates the effect on net income (loss) attributable to common shares and income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the three years ended December 31, 2002:

	2002	2001	2000

Income (loss) from continuing operations as reported	$6,474	$(36,239)	$2,249

Add: Stock based compensation expense, net of tax, included in reported income (loss) from continuing operations	—	—	—

Deduct: Stock based compensation expense, net of tax, determined under SFAS 123	(1,817)	(1,718)	(1,170)

Pro forma income (loss) from continuing operations	4,657	(37,957)	1,079

Income (loss) from discontinued operations, net of taxes	5,427	(8,604)	5,558

Pro forma net income (loss)	10,084	(46,561)	6,637

Preferred stock dividends	—	163	648

Pro forma net income (loss) attributable to common shares	$10,084	$(46,724)	$5,989

Pro forma net income (loss) per common share — basic:

Pro forma income (loss) from continuing operations	$0.83	$(7.21)	$0.05

Pro forma income (loss) from discontinued operations	0.97	(1.62)	1.44

Pro forma net income (loss)	$1.80	$(8.83)	$1.49

Pro forma net income (loss) per common share — diluted:

Pro forma income (loss) from continuing operations	$0.81	$(7.21)	$0.03

Pro forma income (loss) from discontinued operations	0.95	(1.62)	1.00

Pro forma net income (loss)	$1.76	$(8.83)	$1.03

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2002, 2001 and 2000, as determined under the fair value provisions of SFAS No. 123, is $6.07, $3.74 and $6.88, respectively. The above pro forma adjustments for 2002 and 2001 do not include any offsetting tax benefits due to the Company’s use of a tax valuation allowance in those years.

Concentration of Credit Risks

     The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable and deposits on professional liability and other insurance programs. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s accounts receivable represent amounts due primarily from governmental agencies. Deposits on professional liability and other insurance programs represent amounts paid by the Company that are subject to future refund from the insurance company which provides the coverage. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

     Substantially all of the Company’s revenue for the year ended December 31, 2002 relates to amounts earned under contracts with state and local governments.

Segment Disclosures

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to stockholders. The Company generally views its operating segments on a managed healthcare contract basis. The Company considers its managed healthcare services contract business to be one reportable segment under SFAS No. 131 as the economic characteristics, the nature of the services, and type and class of customers for the services and the methods used to provide the services are similar.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument. At December 31, 2001, the Company maintained three interest collar agreements for a notional amount of $24,000. Two of these collars expired during 2002. The third collar was terminated during 2002 at a cost of $165.

     On January 1, 2001, the Company adopted SFAS No. 133 and SFAS No. 138 resulting in a charge to other comprehensive income of approximately $212, net of tax, as the cumulative effect of a change in accounting principle representing the fair value of the collar agreements on the date of adoption.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

     The Company adopted SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill for the years ended December 31, 2001 and 2000 was $2,853 and $2,658, respectively.

     The following table reflects unaudited pro forma results of operations of the Company for each of the three years ended December 31, 2002, giving effect to SFAS No. 142 as if it were adopted on January 1, 2000:

	2001		2000

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Income (loss) from continuing operations	$(36,239)	$(33,386)	$2,249	$3,897
Income (loss) from discontinued operations, net of taxes	(8,604)	(8,604)	5,558	5,558

Net income (loss)	(44,843)	(41,990)	7,807	9,455
Preferred stock dividends	163	163	648	648

Net income (loss) attributable to common shares	$(45,006)	$(42,153)	$7,159	$8,807

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(6.88)	$(6.35)	$0.42	$0.85
Income (loss) from discontinued operations	(1.62)	(1.62)	1.44	1.44

Net income (loss)	$(8.50)	$(7.97)	$1.86	$2.29

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(6.88)	$(6.35)	$0.40	$0.58
Income (loss) from discontinued operations	(1.62)	(1.62)	1.00	1.00

Net income (loss)	$(8.50)	$(7.97)	$1.40	$1.58

     The pro forma adjustment for 2001 does not include any offsetting tax expense due to the Company’s use of a tax valuation allowance in that year.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale or abandonment. Additionally, SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations previously addressed in APB No. 30 to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, that expired during 2002, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified. See Note 5 for a further discussion of discontinued operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years; however, early adoption is encouraged.

     As discussed in Note 11, on October 31, 2002, the Company replaced its prior credit facility with a new credit facility issued by CapitalSource Finance LLC. As a result of the transaction, the Company wrote off the deferred loan costs associated with its prior credit facility. The Company elected early adoption of the provisions of SFAS No. 145 effective January 1, 2002. Under the provisions of SFAS No. 145, the expense resulting from the termination of the Company’s prior credit facility, primarily consisting of the write off of the associated deferred loan costs, has been classified as a component of pre-tax income from continuing operations during 2002 versus the extraordinary item classification that would have been required prior to SFAS No. 145.

Reclassifications

     Certain prior period amounts have been reclassified in order to conform to current period presentation.

3.     Acquisitions

2000 Acquisitions

     On September 20, 2000, the Company acquired certain assets of Stadtlanders Corrections Division, a subsidiary of Bergen Brunswig, Inc. and a pharmacy company, for $7,900 in cash. The pharmacy division is operated as a subsidiary of ASG under the name SPP. As of the acquisition date, SPP serviced over 300,000 inmates in 41 states. SPP’s sales to PHS are eliminated in consolidation.

     Effective June 1, 2000, the Company acquired the stock of CHS for $16,662 in cash, net of $338 of cash received. As of the acquisition date, CHS serviced nineteen contracts and provided healthcare services to approximately 12,000 inmates.

     On March 29, 2000, the Company acquired the Pennsylvania and New York assets of Correctional Physician Services, Inc. (“CPS”) for $14,000 in cash. CPS assigned its contracts for the Eastern Region of the Pennsylvania Department of Corrections and the Yonkers Region of the New York Department of Correctional Services to PHS. CPS is a privately held company with headquarters in Blue Bell, Pennsylvania. Combined, the Pennsylvania and New York operations of CPS provided services to approximately 21,000 inmates and had approximately $41,000 in revenue during 1999. Approximately $1,800 of the cash purchase price was placed in escrow for payment of a portion of the seller’s liability under a contract cost sharing provision. In 2001, the liability was paid using the escrowed cash.

     The 2000 acquisitions were financed under the Company’s then-existing credit facilities. The acquisitions were accounted for using the purchase method of accounting and results of operations of the acquired entities or contracts have been included in the accompanying Consolidated Statements of Operations from the respective acquisition dates.

     The 2000 acquisitions are summarized as follows:

	CPS	CHS	SPP	Total

Fair value of net operating assets acquired (liabilities assumed)	$(2,200)	$(600)	$4,500	$1,700
Fair value of contracts acquired	—	4,000	—	4,000
Non-compete agreements	—	2,000	—	2,000
Goodwill	16,200	11,300	3,400	30,900

Cost of acquisitions (net of cash acquired)	$14,000	$16,700	$7,900	$38,600

4.     Charge for Loss Contracts and Reduction In Loss Contract Reserve

     During 2001, the Company completed a comprehensive review of its portfolio of 145 contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59,653 and negative gross margin of $4,714. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18,318 to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which was due to expire June 30, 2002, a county contract that expires on June 30, 2005 and a county contract that was renewed on more favorable terms on August 15, 2002. Negative gross margin and overhead costs charged against the loss contract reserve related to these five contracts totaled $6,011 for the year ended December 31, 2002.

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

     The Company will continue to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through March 31, 2003. The Company also entered into a transition arrangement with the City of Philadelphia under which it continued to provide services through September 30, 2002 under modified contract terms. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract amendment under which the Company will continue to provide healthcare services to the City of Philadelphia, under modified contract terms, through June 30, 2003.

     As of December 31, 2002, the Company had a loss contract reserve totaling $8,987 which relates to two remaining loss contracts, the State of Kansas contract and a county contract, both of which expire on June 30, 2005.

5.     Discontinued Operations

      Pursuant to the provisions of SFAS No. 144 and as previously described in Note 2, the Company has classified contracts which expired during 2002 as discontinued operations. Contracts which expired in periods prior to 2002 are classified as continuing operations. The components of the income (loss) from discontinued operations are as follows:

	Year Ended December 31,

	2002	2001	2000

Healthcare revenues	$78,441	$93,956	$75,171

Healthcare expenses	72,950	89,231	65,842

Gross margin	5,491	4,725	9,329

Depreciation and amortization	64	93	66

Impairment of long-lived assets	—	13,236	—

Income (loss) from discontinued operations before taxes	5,427	(8,604)	9,263

Income tax provision	—	—	3,705

Income (loss) from discontinued operations, net of taxes	$5,427	$(8,604)	$5,558

      During 2001, the Company was notified that another vendor had been selected to negotiate a contract to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also anticipated that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services were to be assumed by the client. These contracts represented substantially all of the operations acquired in the acquisition of CPS. Given these factors, and in accordance with SFAS No. 121, the Company recorded a non-cash impairment charge of $13,236 during the second quarter of 2001 representing the excess net goodwill recorded in connection with the aforementioned acquisition of CPS over the fair value of the two contracts. The Company estimated the fair value of the contracts by calculating the net present value of estimated cash flows during the remaining term of the contracts adjusted for certain other factors.

6.     Changes in Accounting Estimates

     During the second quarter of 2001, the Company recorded a change in accounting estimate charge totaling $6,000 to strengthen medical claims reserves due to adverse development of prior year medical claims. The portion of this charge that relates to contracts that will continue beyond December 31, 2002 totals $4,464 and has been included in healthcare expenses on the accompanying 2001 Consolidated Statement of Operations. The portion of this charge that relates to contracts that expired during 2002 totals $1,536 and has been included in income (loss) from discontinued operations, net of taxes, on the accompanying 2001 Consolidated Statement of Operations. The Company operates in an environment that requires the estimation of healthcare claims that are inherently difficult to estimate and are subject to imprecision. The Company estimates its accrual for unbilled medical services using a claims payment lag methodology based upon historical payment patterns using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. The primary estimates used under the Company’s methodology relate primarily to the cost of unbilled medical service events and the volume of such events for which the Company will be responsible. The Company estimates the cost of unbilled medical service events by tracking the actual historical event cost rates and using these rates as an indicator of the cost of unbilled events. The volume and rates of experience of historical reported events are used to estimate the volume of unbilled events for which the Company will be responsible. These estimates are subject to change as new events occur, more experience is acquired, or additional information is obtained.

     During the second quarter of 2001, the Company experienced a significant increase in its actual versus expected healthcare claim payments experience related to claims for events prior to December 31, 2000. As a result of this trend, the Company engaged an independent actuary to assist in the estimation of its accrual for unbilled medical services as of June 30, 2001. The Company also performed its own analysis to enhance its own estimation process of the unbilled medical services liability. The Company then considered the results of its internal analysis and the actuarial analyses as compared to the accrual balance reported at December 31, 2000. As a result of these analyses, the Company determined that its accrual for unbilled medical services occurring prior to December 31, 2000 was underestimated by $6,000.

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

     The Company has historically evaluated, and continues to evaluate, the runoff of prior year claims in order to determine the accuracy of its estimation process and appropriately adjust the assumptions inherent in the estimation process for changes to its operating environment and contract portfolio. Differences between the estimated claims liability and the actual claims incurred are recorded in the period in which such differences become known. Whenever such adjustments are required, the Company also adjusts the estimates used in its calculation to take into account the negative trend. In 2002 and 2000, the Company recorded adjustments of $617 and $300, respectively, to its prior year claims liabilities as a result of differences between actual and estimated claims experience. In addition to its internal process for estimating such liabilities, the Company obtains an independent actuarial estimation of such liabilities on a periodic basis.

     During 2001, the Company also recorded changes in accounting estimate charges of $1,900 for certain legal costs and $400 for various other charges. The legal costs have been included in selling, general and administrative expenses in the accompanying 2001 Consolidated Statement of Operations. The other charges have been included in healthcare expenses in the accompanying 2001 Consolidated Statement of Operations. The charge for legal costs was primarily related to the bankruptcy of insurance carriers that provided malpractice insurance to the Company.

7.     Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at cost and comprised of the following:

	December 31,

	2002	2001

Prepaid insurance	$10,458	$8,489
Prepaid performance bonds	390	281
Deposit — appeal bond collateral	2,035	—
Prepaid other	217	300

	$13,100	$9,070

8.     Property and Equipment

     Property and equipment are stated at cost and comprised of the following:

	December 31,
			Estimated
	2002	2001	Useful Lives

Leasehold improvements	$1,183	$1,158	5 years
Equipment and furniture	11,327	10,469	5 years
Computer software	1,404	1,317	3 years
Medical equipment	2,384	2,155	5 years
Automobile	14	14	5 years

	16,312	15,113
Less: Accumulated depreciation	(10,072)	(7,286)

	$6,240	$7,827

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $2,749, $2,691 and $1,563, respectively.

9.     Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following:

	December 31,

	2002	2001

Contracts:
Gross value	$15,870	$15,870
Accumulated amortization	(3,822)	(1,958)

	$12,048	$13,912

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(917)	(717)

	$1,483	$1,683

     Estimated aggregate amortization expense related to the above intangibles for each of the next five years is $1,827.

10.     Accrued Expenses

     Accrued expenses consist of the following:

	December 31,

	2002	2001

Salaries and employee benefits	$21,818	$18,474
Professional liability claims	8,924	7,810
Accrued workers’ compensation	3,773	2,520
CPS cost sharing liability and other acquisition costs	—	1,281
Other	6,891	6,873

	41,406	36,958
Less: Noncurrent portion of professional liability claims	(7,924)	(6,810)

	$33,482	$30,148

11.     Banking Arrangements

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a $55,000 revolving credit facility (the “Revolver”) and a $5,000 term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility (the “Prior Credit Facility”), at which time the Company wrote-off approximately $726 of deferred loan costs related to the Prior Credit Facility.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2002, the Company had borrowings outstanding under the CapitalSource Credit Facility totaling $45,996 and $5,218 available, based on the Company’s collateral base on that date, for additional borrowing. Included in the borrowings outstanding on December 31, 2002, was $6,250 of restricted cash being used to collateralize outstanding letters of credit.

     Borrowings under the Revolver are limited to the lesser of (1) 85% of eligible receivables (as defined) or (2) $55,000 (the “Revolver Capacity”). Interest under the Revolver is payable monthly at the greater of 5.75% or the Citibank N.A. prime rate plus 1.0%. The Company is also required to pay a monthly letter of credit fee equal to an annual rate of 3.5% on the outstanding balance of letters of credit issued pursuant to the Revolver. The Company is also required to pay a monthly collateral management fee, equal to an annual rate of 1.38%, on average borrowings outstanding under the Revolver.

     Under the terms of the CapitalSource Credit Facility, the Company is required to pay a monthly unused line fee equal to an annual rate of 0.6% on the difference between actual average borrowings outstanding under the Revolver for the month, including the balance of any outstanding letters of credit, and the Revolver Capacity.

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Capital Source Credit Facility, requires the Revolver to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

     The Term Loan requires monthly principal payments of $139 through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100.

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At December 31, 2002, the Company was in compliance with the covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.

     The Company is dependent on the availability of borrowings pursuant to the CapitalSource Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2003. Management believes that the Company can comply with the terms of the CapitalSource Credit Facility and meet its expected obligations throughout 2003. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

     At December 31, 2002, the Company had standby letters of credit outstanding totaling $6,250 which were collateralized by borrowings under the CapitalSource Credit Facility.

12.     Income Taxes

     Significant components of the provision (benefit) for income taxes, related to continuing operations, included in the accompanying Consolidated Statements of Operations are as follows:

	2002	2001	2000

Current income taxes:
Federal	$(320)	$(3,055)	$1,148
State	685	386	167

	365	(2,669)	1,315

Deferred income taxes:
Federal	—	769	423
State	—	48	60

	—	817	483

Income tax provision (benefit)	$365	$(1,852)	$1,798

     In addition to the provision (benefit) for income taxes included in the accompanying Consolidated Statements of Operations, a deferred tax benefit of $431 is included in other comprehensive loss for the year ended December 31, 2001.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	2002	2001

Deferred tax assets/(liabilities):
Accrued vacation	$1,329	$759
Bad debt allowance	131	138
Interest rate swap agreements	—	431
Prepaid insurance	(1,184)	(1,135)
Current portion of loss contract reserve	1,322	1,724
Other	751	461

Net current deferred tax asset	2,349	2,378
Valuation allowance	(2,349)	(2,378)

Current deferred tax asset	—	—

Self insurance reserves	2,691	3,169
Depreciation	(329)	293
Amortization	(3,495)	2,821
Loss contract charge	2,273	5,603
Net operating loss carryforwards	7,806	1,833

Net deferred tax asset	8,946	13,719
Valuation allowance	(8,946)	(13,719)

Noncurrent deferred tax asset	—	—

Net deferred tax asset	$—	$—

     SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At December 31, 2002 and 2001 a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing stockholders’ equity).

     At December 31, 2002, the Company has federal and state net operating loss carryforwards of $16,955 and $37,441, respectively, which expire at various dates through 2022.

     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income (loss) from continuing operations, is as follows:

	2002	2001	2000

Federal tax	35.0%	(35.0)%	35.0%
State income taxes	6.3	(4.9)	5.2
Nondeductible goodwill	—	0.7	3.9
Other	0.8	1.1	0.3
Increase (decrease) in valuation allowance	(36.8)	33.2	—

Effective rate	5.3%	(4.9)%	44.4%

13.     Issuance of Common Stock

     On October 21, 2002, the Company completed a private placement of 480,000 shares of newly issued common stock at $9.50 per share, realizing proceeds of approximately $4.0 million, net of issuance costs. The net proceeds were used to repay borrowings under the Company’s Prior Credit Facility. The Company subsequently registered the resale of all of the shares on a Form S-3 registration statement (No. 333-98355), filed with the Securities and Exchange Commission on August 19, 2002 and declared effective on October 18, 2002.

14.     Mandatory Redeemable Preferred Stock

     Mandatory Redeemable Preferred Stock (the “Preferred Stock”) consisted of 125,000 shares issued during 1999. Each share of the Preferred Stock was convertible into such number of fully paid and nonassessable shares of common stock as determined by dividing $100.00 by the conversion price ($9.45) at the option of the holder and, upon the occurrence of certain events, at the option of the Company. On January 4, 2001, the market price of the Company’s common stock exceeded 225% of the initial conversion price ($9.45 per share) for 45 consecutive trading days triggering the Company’s ability to force conversion of the Preferred Stock. As a result, the holders of the Preferred Stock converted all 125,000 shares of Preferred Stock into 1,323,000 shares of the Company’s Common Stock on February 5, 2001.

     At December 31, 2002, the former holders of the Preferred Stock also hold warrants to purchase 67,500 shares of the Company’s common stock with an exercise price of $9.45 per share. The warrants expire in January 2006. During 2002, the former holders of the Preferred Stock exercised warrants to purchase 67,500 shares of the Company’s common stock at an exercise price of $0.01 per share.

15.     Stock Option Plans

     The Company has an Incentive Stock Plan (the “Incentive Plan”) which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 1,483,000 shares of the Company’s common stock. Awards and vesting periods under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options cannot be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

     On August 30, 1999, stockholders of the Company approved the America Service Group Inc. 1999 Incentive Stock Plan (the “1999 Plan”) to allow for the issuance of stock options, restricted stock, stock appreciation rights and for the purchase of shares of the Company’s common stock and the extension of recourse loans to certain of the Company’s key employees and outside directors to permit them to purchase such shares of common stock. There are

786,000 shares of the Company’s common stock available under the 1999 Plan. The exercise price of the options cannot be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

     In addition to the Incentive Plan and the 1999 Plan, the Company has also granted options to certain members of executive management to purchase 235,000 shares of the Company’s common stock (the “Executive Plans”). The exercise price of these options equals the fair market value of the Company’s common stock at the date of grant. The options expire ten years from the date of grant.

     The following summary presents combined stock option activity under the Incentive Plan, 1999 Plan and Executive Plans for each of the three years in the period ended December 31, 2002:

			Weighted
			Average
	Options	Price Range	Exercise Price

Outstanding, December 31, 1999	1,265,000	$4.50 – $14.81	$11.85
Granted	449,000	13.81 – 20.00	17.15
Exercised	(274,000)	4.50 – 14.81	9.66
Canceled	(16,000)	9.50 – 15.63	12.37

Outstanding, December 31, 2000	1,424,000	4.50 – 20.00	13.98
Granted	253,000	3.10 – 24.63	12.65
Exercised	(48,000)	4.50 – 15.63	12.38
Canceled	(117,000)	9.69 – 23.35	16.50

Outstanding, December 31, 2001	1,512,000	3.10 – 24.63	13.62
Granted	62,000	4.78 – 10.15	9.72
Exercised	(89,000)	9.31 – 14.25	11.52
Canceled	(75,000)	9.69 – 23.65	14.84

Outstanding, December 31, 2002	1,410,000	$3.10 – $24.63	$13.48

     At December 31, 2002, there were 31,000 options available for future grants under the above plans. The following summary presents information about stock options outstanding at December 31, 2002:

			Options Outstanding			Options Exercisable

				Weighted Average
Range of			Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$3.10	–	$6.50	160,000	8.7 years	$5.24	121,000	$5.84
8.69	–	11.19	292,000	6.0 years	9.67	292,000	9.67
13.00	–	14.81	520,000	6.0 years	13.93	323,000	13.74
15.00	–	24.63	438,000	7.7 years	18.48	278,000	18.18

$3.10	–	$24.63	1,410,000	6.8 years	$13.48	1,014,000	$12.84

16.     Stockholders’ Notes Receivable

     Under the 1999 Plan, prior to July 29, 2002, the Company was allowed to extend recourse loans to certain of its key employees and outside directors to permit them to purchase shares of the Company’s common stock. During 2000 loans totaling $263 were extended bearing market interest rates and payable five years from the date of issuance. No loans were issued in 2001 or 2002 and no future loans will be issued. As of December 31, 2002, the outstanding loans total $1,241, including accrued interest of $203, and represent purchase commitments for 70,000 shares of common stock. The outstanding loans are included in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit) as a reduction of equity.

17.     Net Income Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the three years in the period ended December 31, 2002.

	Year Ended December 31,

	2002	2001	2000

Numerator:

Net Income (loss) attributable to common shares	$11,901	$(45,006)	$7,159

Income (loss) from discontinued operations, net of tax	5,427	(8,604)	5,558

Numerator for basic income (loss) from continuing operations per share	6,474	(36,402)	1,601

Dividends on preferred stock in periods in which preferred stock is deemed dilutive	—	—	648

Numerator for diluted income (loss) from continuing operations	$6,474	$(36,402)	$2,249

Denominator:

Denominator for basic earnings per share — weighted average shares	5,603,000	5,292,000	3,854,000

Effect of dilutive securities:

Mandatory Redeemable Preferred Stock	—	—	1,323,000

Warrants	48,000	—	99,000

Employee stock options	67,000	—	311,000

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	5,718,000	5,292,000	5,587,000

Net income (loss) per common share — basic:

Income (loss) from continuing operations	$1.15	$(6.88)	$0.42

Income (loss) from discontinued operations	0.97	(1.62)	1.44

Net income (loss)	$2.12	$(8.50)	$1.86

Net income (loss) per common share — diluted:

Income (loss) from continuing operations	$1.13	$(6.88)	$0.40

Income (loss) from discontinued operations	0.95	(1.62)	1.00

Net income (loss)	$2.08	$(8.50)	$1.40

     Due to the net loss for the year ended December 31, 2001, the effect of the Company’s potential dilutive securities (primarily stock options) on diluted loss per share during this period was anti-dilutive. For the years ended December 31, 2002 and 2000, there were no more than 1,332,000 and 398,000 options, respectively, to purchase common stock with weighted average exercise prices of $14.09 and $14.97, respectively, excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price for the period of the common shares and, therefore, the effect would be anti-dilutive.

     Under SFAS No. 128, when one or more quarters has a loss available to common stockholders, the treasury stock method of computing earnings per share may yield diluted earnings per share amounts for annual periods that do not equal the sum of the individual quarter’s diluted earnings per share amounts, as is the case for the Company in 2001.

18.     Employee Benefit Plan

     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on his or her years of participation. The Company recorded an expense of $889 for the year ended December 31, 2000 related to the matching contributions of the Plan. The Company made no matching contributions in 2001 or 2002.

     The Company instituted an Employee Stock Purchase Plan during 1996. The Employee Stock Purchase Plan allows eligible employees to elect to purchase shares of common stock through voluntary automatic payroll deductions of up to 10% of his or her annual salary. Purchases of stock under the plan are made at the end of two six month offering periods each year, one beginning on January 1 and one beginning on July 1. At the end of each six-month period, the employee’s contributions during that six-month period are used to purchase shares of common stock from the Company at 85% of the fair market value of the common stock on the first day of that six-month period. The employee may elect to discontinue participation in the plan at any time.

19.     Professional and General Liability Insurance

     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $8,924 and $7,810 at December 31, 2002 and 2001, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for medical malpractice exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2002 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

     As discussed in Note 6, during 2001, the Company increased its legal reserves for professional and general liability claims $1,900 primarily as a result of liquidity issues of certain insurance carriers who provided coverage to the Company from 1992 through 1997.

20.     Commitments and Contingencies

Operating Leases

     The Company leases office space and equipment under certain noncancelable operating leases.

     Future minimum annual lease payments at December 31, 2002 are as follows:

Year Ending December 31:
2003	$924
2004	523
2005	418
2006	383
2007	395
Thereafter	300

$2,943

     Rental expense under operating leases was $2,227, $2,301 and $1,612 for the years ended December 2002, 2001 and 2000, respectively.

Catastrophic Limits

     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500 per inmate up to an annual per inmate cap of $2,000. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

Litigation and Claims

     The Company is appealing a $1,700 judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against PHS in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1,000 paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company, the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1,700 at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in 2003. The Company has posted an appeal bond in the amount of $2,035, which has been classified as a deposit and included in prepaid expenses and other current assets on its Consolidated Balance Sheet. As of December 31, 2002, the Company has reserved $504 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2002 and 2001. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At December 31, 2002, the Company has outstanding performance bonds totaling approximately $45,800. These performance bonds are collateralized by letters of credit totaling $ 6,250 (see Note 11).

21.     Related Party Transaction

     During 2001, the Company entered into a consulting arrangement with an entity affiliated with a member of its board of directors. The Company paid consulting fees totaling $164 in 2001 under this arrangement. During 2002, the Company paid $94 to this Company.

22.     Major Customers

     The Company generally views its operating segments on a managed healthcare contract basis. The Company considers its managed healthcare services contract business to be one reportable segment under SFAS No. 131, as the economic characteristics, the nature of the services, and type and class of customers for the services and the methods used to provide the services are similar. Consequently, other than the following enterprise-wide disclosures relating to major customers, reportable segment information is not applicable. The following is a summary of revenues from major customers as compared to total revenues, including revenues from both continuing and discontinued operations:

	Year Ended December 31,

	2002		2001		2000

	Revenue	Percent	Revenue	Percent	Revenue	Percent

New York City Health and Hospitals Corporation	$87,069	15.5%	$81,246	14.7%	$0	0.0%
State of Pennsylvania	53,800	9.6	53,504	9.7	45,478	11.9

     Estimated credit losses associated with the receivables are provided for in the consolidated financial statements. The Company’s contracts with the State of Pennsylvania expired during 2002 and, as a result, have been classified as discontinued operations.

23.     Quarterly Financial Data (Unaudited)

      The following is a summary of the Company’s unaudited quarterly statements of operations data for 2002 and 2001 including the effects of adoption of SFAS No. 144:

	2002

	First Quarter		Second Quarter		Third Quarter

	Previously	Currently	Previously	Currently	Previously	Currently	Fourth
	reported	reported	reported	reported	reported	reported	Quarter

Healthcare revenues	$137,855	$113,371	$138,505	$116,246	$141,375	$122,113	$129,810

Gross margin	8,576	6,799	11,901	9,958	8,489	8,065	7,728

Income from continuing operations	1,979	223	5,308	3,387	2,285	1,883	981

Income from discontinued operations	—	1,756	—	1,921	—	402	1,348

Net income attributable to common shares	1,979	1,979	5,308	5,308	2,285	2,285	2,329

Net income per common share — share:

Income from continuing operations	0.36	0.04	0.97	0.62	0.41	0.34	0.16

Income from discontinued operations	—	0.32	—	0.35	—	0.07	0.23

Net income	0.36	0.36	0.97	0.97	0.41	0.41	0.39

Net income per common share — diluted:

Income from continuing operations	0.36	0.04	0.95	0.61	0.41	0.34	0.16

Income from discontinued operations	—	0.32	—	0.34	—	0.07	0.22

Net income	0.36	0.36	0.95	0.95	0.41	0.41	0.38

	2001

	First Quarter		Second Quarter		Third Quarter

	Previously	Currently	Previously	Currently	Previously	Currently	Fourth
	reported	reported	reported	reported	reported	reported	Quarter

Healthcare revenues	$137,941	$114,734	$140,779	$117,610	$140,145	$116,378	$109,793

Gross margin	11,343	8,787	(5,932)	(6,138)	7,060	5,888	(11,848)

Income from continuing operations	2,338	814	(18,379)	(10,548)	(996)	(1,684)	(24,821)

Income from discontinued operations	—	1,524	—	(7,831)	—	688	(2,985)

Net income attributable to common shares	2,175	2,175	(18,379)	(18,379)	(996)	(996)	(27,806)

Net income (loss) per common share — share:

Income (loss) from continuing operations	0.44	0.13	(3.39)	(1.95)	(0.18)	(0.31)	(4.57)

Income (loss) from discontinued operations	—	0.31	—	(1.44)	—	0.13	(0.55)

Net income (loss)	0.44	0.44	(3.39)	(3.39)	(0.18)	(0.18)	(5.12)

Net income (loss) per common share — diluted:

Income (loss) from continuing operations	0.40	0.14	(3.39)	(1.95)	(0.18)	(0.31)	(4.57)

Income (loss) from discontinued operations	—	0.26	—	(1.44)	—	0.13	(0.55)

Net income (loss)	0.40	0.40	(3.39)	(3.39)	(0.18)	(0.18)	(5.12)

     The first three quarters of each year have been adjusted to reflect the reclassification of contracts terminating during 2002 due to the adoption of SFAS No. 144 effective January 1, 2002.

SCHEDULE II

AMERICA SERVICE GROUP INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2002
Allowance for doubtful accounts	$344	$1,019	$(1,036)	$327
December 31, 2001
Allowance for doubtful accounts	205	855	(716)	344
December 31, 2000
Allowance for doubtful accounts	420	142	(357)	205