Form 10-Q
period 2003-03-31
AMERICA SERVICE GROUP INC /DE
filed 2003-05-15
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

     There were 6,268,555 shares of Common Stock outstanding as of May 9, 2003.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the quarter ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		26
Certifications		27

PART I:

FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2003	2002

	(shown in 000's except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,370	$3,770
Restricted cash	6,250	6,250
Accounts receivable: healthcare and other, less allowances	61,300	72,477
Inventories	6,375	6,390
Prepaid expenses and other current assets	11,568	13,100

Total current assets	88,863	101,987
Property and equipment, net	5,733	6,240
Goodwill	43,896	43,896
Contracts, net	11,641	12,048
Other intangibles, net	1,433	1,483
Other assets	5,094	5,852

Total assets	$156,660	$171,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,575	$40,892
Medical claims liability	12,407	13,697
Accrued expenses	30,565	33,482
Deferred revenue	5,044	6,203
Current portion of loss contract reserve	3,369	3,306
Current portion of long-term debt	1,667	1,667
Revolving credit facility classified as current (see Note 11)	33,078	41,135

Total current liabilities	123,705	140,382
Noncurrent portion of accrued expenses	7,120	7,924
Noncurrent portion of loss contract reserve	4,489	5,681
Long-term debt, net of current portion	2,777	3,194

Total liabilities	138,091	157,181

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 10,000,000 shares authorized; 6,263,000 and
6,122,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	63	61
Additional paid-in capital	37,923	36,561
Stockholders’ notes receivable	(1,260)	(1,241)
Accumulated deficit	(18,157)	(21,056)

Total stockholders’ equity	18,569	14,325

Total liabilities and stockholders’ equity	$156,660	$171,506

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at December 31, 2002 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended March 31,

	2003	2002

	(shown in 000’s except
	per share amounts)
Healthcare revenues	$133,068	$109,667
Healthcare expenses	124,622	103,052

Gross margin	8,446	6,615
Selling, general, and administrative expenses	3,478	4,085
Depreciation and amortization	1,096	1,161

Income from operations	3,872	1,369
Interest, net	1,063	1,499

Income (loss) from continuing operations before income taxes	2,809	(130)
Income tax provision (benefit)	166	(173)

Income from continuing operations	2,643	43
Income from discontinued operations, net of taxes	256	1,936

Net income	$2,899	$1,979

Net income per common share — basic:
Income from continuing operations	$0.43	$0.01
Income from discontinued operations, net of taxes	0.04	0.35

Net income	$0.47	$0.36

Net income per common share – diluted:
Income from continuing operations	$0.42	$0.01
Income from discontinued operations, net of taxes	0.04	0.35

Net income	$0.46	$0.36

Weighted average common shares outstanding:
Basic	6,208	5,440

Diluted	6,350	5,526

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter ended March 31,

	2003	2002

	(Amounts shown in 000's)
Operating Activities
Net income	$2,899	$1,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,101	1,183
Loss on retirement of fixed assets	114	36
Finance cost amortization	139	232
Interest on stockholders’ notes receivable	(19)	(20)
Other comprehensive income charged to interest expense	—	181
Changes in operating assets and liabilities:
Accounts receivable	11,176	(3,937)
Inventories	15	(187)
Prepaid expenses and other current assets	1,533	(1,703)
Other assets	618	(15)
Accounts payable	(3,316)	1,567
Medical claims liability	(1,290)	(392)
Accrued expenses	(3,720)	4,598
Deferred revenue	(1,159)	616
Loss contract reserve	(1,129)	(1,905)

Net cash provided by operating activities	6,962	2,233

Investing Activities
Capital expenditures	(252)	(316)

Net cash used in investing activities	(252)	(316)

Financing Activities
Net payments on line of credit and term loan	(8,474)	(8,969)
Payment of deferred financing costs	—	(348)
Issuance of common stock	205	—
Exercise of stock options	1,159	—

Net cash used in financing activities	(7,110)	(9,317)

Net decrease in cash and cash equivalents	(400)	(7,400)
Cash and cash equivalents at beginning of period	3,770	10,382

Cash and cash equivalents at end of period	$3,370	$2,982

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(shown in 000’s except share and per share amounts)
(unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements as of March 31, 2003 and for the quarter then ended are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarter presented. The results of operations for the quarter presented are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2002.

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

3. Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale or abandonment. Additionally, SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s contracts is a component of the entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified. See Note 5 for a further discussion of discontinued operations.

4. Stock Options

     The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, compensation expense is recognized as the difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The Company did not issue any options in the first quarter of 2003. The fair value of options, issued during the first quarter of 2002, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2002

Volatility	0.8
Interest rate	3-4%
Expected life (years)	3
Dividend yields	0.0%

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

     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 for each of the quarters ended March 31, 2003 and 2002:

	Quarter Ended March 31,

	2003	2002

Income from continuing operations as reported	$2,643	$43
Add: Stock based compensation expense included in reported net income, net of taxes	—	—
Deduct: Stock based compensation expense determined under SFAS 123, net of taxes	141	400

Pro forma income (loss) from continuing operations	2,502	(357)
Income from discontinued operations	256	1,936

Pro forma net income attributable to common shares	$2,758	$1,579

Pro forma net income (loss) per common share – basic:
Pro forma income (loss) from continuing operations	$0.40	$(0.06)
Pro forma income from discontinued operations	0.04	0.35

Pro forma net income	$0.44	$0.29

Pro forma net income (loss) per common share – diluted:
Pro forma income (loss) from continuing operations	$0.39	$(0.06)
Pro forma income from discontinued operations	0.04	0.35

Pro forma net income	$0.43	$0.29

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during the quarter ended March 31, 2002 as determined under the fair value provisions of SFAS No. 123, is $3.04. No options were granted during the quarter ended March 31, 2003. The above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during the periods presented.

5. Discontinued Operations

     Pursuant to the provisions of SFAS No. 144 and as previously described in Note 3, the Company has classified contracts that expired subsequent to January 1, 2002, the effective date of SFAS No. 144, as discontinued operations. The components of income from discontinued operations, net of taxes, are as follows:

	Quarter ended March 31,

	2003	2002

Healthcare revenues	$3,815	$28,188
Healthcare expenses	3,550	26,227

Gross margin	265	1,961
Depreciation and amortization	5	22

Income from discontinued operations before taxes	260	1,939
Income tax provision	4	3

Income from discontinued operations, net of taxes	$256	$1,936

6. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at cost and comprised of the following:

	March 31,	December 31,
	2003	2002

Prepaid insurance	$8,980	$10,458
Prepaid performance bonds	236	390
Deposit – appeal bond collateral	2,035	2,035
Prepaid other	317	217

	$11,568	$13,100

7. Property and Equipment

     Property and equipment are stated at cost and comprised of the following:

	March 31,	December 31,	Estimated
	2003	2002	Useful Lives

Leasehold improvements	$1,188	$1,183	5 years
Equipment and furniture	11,406	11,327	5 years
Computer software	1,404	1,404	3 years
Medical equipment	2,348	2,384	5 years
Automobile	14	14	5 years

	16,360	16,312
Less: Accumulated depreciation	(10,627)	(10,072)

	$5,733	$6,240

     Depreciation expense for the quarters ended March 31, 2003 and 2002 was $644 and $695, respectively.

8. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following:

	March 31,	December 31,
	2003	2002

Contracts:
Gross value	$15,200	$15,200
Accumulated amortization	(3,559)	(3,152)

	$11,641	$12,048

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(967)	(917)

	$1,433	$1,483

Estimated aggregate amortization expense related to the above intangibles for the remainder of 2003 is $1,370 and for each of the next four years is $1,827.

9. Accrued Expenses

     Accrued expenses consist of the following:

	March 31,	December 31,
	2003	2002

Salaries and employee benefits	$19,346	$21,818
Professional liability claims	8,120	8,924
Accrued workers’ compensation	4,155	3,773
Other	6,064	6,891

	37,685	41,406
Less: Noncurrent portion of professional liability claims	(7,120)	(7,924)

	$30,565	$33,482

10. Reserve for Loss Contracts

     As of March 31, 2003, the Company had a loss contract reserve totaling $7,858, which relates to two remaining loss contracts, the State of Kansas contract and a county contract, both of which expire on June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts totaled $1,129 and $1,905 for the quarters ended March 31, 2003 and 2002, respectively.

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

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2003, the Company had borrowings outstanding under the CapitalSource Credit Facility totaling $37,522 and $8,227 available, based on the Company’s collateral base on that date, for additional borrowing. Included in the borrowings outstanding on March 31, 2003, was $6,250 of restricted cash being used to collateralize outstanding letters of credit.

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

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Capital Source Credit Facility, requires the Revolver to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if the lender determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

     The Term Loan requires monthly principal payments of $139 through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100.

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At March 31, 2003, the Company was in compliance with the covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

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

     At March 31, 2003, the Company had standby letters of credit outstanding totaling $6,250 which were collateralized by borrowings under the CapitalSource Credit Facility.

12. Professional and General Liability Insurance

     The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued were $8,120 and $8,924 at March 31, 2003 and December 31, 2002, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and actual loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at March 31, 2003 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

13. Commitments and Contingencies

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

Litigation and Claims

     The Company is appealing a $1,700 judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services, Inc. (“PHS”) in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1,000 paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1,700 at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in 2003. The Company has posted an appeal bond in the amount of $2,035, which has been classified as a deposit and included in prepaid expenses and other current assets on its Consolidated Balance Sheet. As of March 31, 2003, the Company has reserved $473 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2003 and December 31, 2002. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At March 31, 2003, the Company has outstanding performance bonds totaling approximately $40,224. These performance bonds are collateralized by letters of credit totaling $6,250 (see Note 11).

14. Net Income Per Share

     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of warrants and options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters ended March 31, 2003 and 2002.

	Quarter Ended March 31,

	2003	2002

Numerator:
Net income from continuing operations	$2,643	$43
Income from discontinued operations, net of taxes	256	1,936

Numerator for basic and diluted net income	$2,899	$1,979

Denominator:
Denominator for basic earnings per share — weighted average shares	6,208,000	5,440,000
Effect of dilutive securities:
Warrants	21,000	19,000
Employee stock options	121,000	67,000

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	6,350,000	5,526,000

Net income per common share — basic:
Income from continuing operations	$0.43	$0.01
Income from discontinued operations, net of taxes	0.04	0.35

Net income	$0.47	$0.36

Net income per common share – diluted:
Income from continuing operations	$0.42	$0.01
Income from discontinued operations, net of taxes	0.04	0.35

Net income	$0.46	$0.36

     For the quarters ended March 31, 2003 and 2002, there were no more than approximately 872,000 and 1,442,000 options, respectively, to purchase common stock with weighted average exercise prices of $16.30 and $13.97, respectively, excluded from the computation of diluted income per share because the options’ exercise price was greater than the average market price for the period of the common shares and, therefore, the effect would be anti-dilutive.

15. Comprehensive Income

     The components of comprehensive income, net of related taxes, are as follows for the quarters ended March 31, 2003 and 2002:

	Quarter ended March 31,

	2003	2002

Net income	$2,899	$1,979

Amortization of fair value of interest rate swaps previously qualifying as cash flow hedges	—	181

Other comprehensive income	—	181

Comprehensive income	$2,899	$2,160

16. Segments

     The Company generally views its operating segments on a managed healthcare services contract basis. The Company considers its managed healthcare services contract business to be one reportable segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as the economic characteristics, the nature of the services, the type and class of customers for the services and the methods used to provide the services are similar. Consequently, reportable segment information is not applicable.

ITEM 2.	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the United States and provider of healthcare services to county/municipal jails and detention centers. The Company provides healthcare services to approximately 165,000 inmates at over 193 sites in 27 states. The Company also distributes pharmaceuticals and medical supplies to approximately 208,000 inmates at over 345 sites in 33 states. Many of the inmates to whom the Company distributes pharmaceuticals and medical supplies also receive its healthcare services.

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

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. Actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include the following:

•	the Company’s ability to retain existing client contracts and obtain new contracts;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses and injuries in excess of amounts covered under contracts or insurance coverage;

•	the Company’s dependence on key personnel;

•	the Company’s ability to attract and retain highly skilled healthcare personnel;

•	the Company’s ability to obtain adequate levels of professional liability insurance coverage at a reasonable cost;

•	the Company’s ability to maintain compliance with the terms of its credit facility; and

•	the Company’s ability to obtain new or renew existing performance bonds.

     Because the risk factors referred to above, as well as the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under the heading “Item 1. Business — Cautionary Statements” and the Registration Statement (File No. 333-98355) on Form S-3 filed on August 19, 2002 (as amended) under the heading “Risk Factors”, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

     The Company performs a periodic comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which was due to expire June 30, 2002, a county contract that expires on June 30, 2005 and a county contract that was renewed on more favorable terms on August 15, 2002. Negative gross margin and overhead costs charged against the loss contract reserve related to these loss contracts totaled $1.1 million and $1.9 million for the quarters ended March 31, 2003 and 2002, respectively.

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

     The Company continued to provide services to the State of Maine under a cost plus a fixed management fee transition agreement through March 31, 2003. The Company also entered into a transition arrangement with the City of Philadelphia under which it continued to provide services through September 30, 2002 under modified contract terms. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract amendment under which the Company will continue to provide healthcare services to the City of Philadelphia, under modified contract terms, through June 30, 2003.

     As of March 31, 2003, the Company had a loss contract reserve totaling $7.9 million, which relates to two remaining loss contracts, the State of Kansas and a county contract, both of which expire on June 30, 2005.

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

     To mitigate a portion of this risk, the Company maintains professional liability insurance on a claims made basis and assumes certain self-insurance risks resulting from the use of large deductibles in 2001 and 2000 and the use of adjustable premium policies in 2002 and 2003. For 2002 and 2003, the Company is covered by separate policies each of which contains a 42-month retro-premium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002 policy and its 2003 policy will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses are provided for on an undiscounted basis in the period of the related coverage based on an independent actuarial analysis. These reserves are monitored for adequacy on a quarterly basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis, which is obtained on a quarterly basis.

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

Amortization and Impairment of Intangible Assets and Goodwill

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company will perform its annual review as of December 31, 2003.

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

     The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. In the third quarter of 2002, the Company revised the estimated life of the contract intangibles, acquired in its 1999 acquisition of EMSA, from 20 years to 10 years. The revised life impacted contract intangibles with a gross value of $11.2 million and, beginning October 1, 2002, resulted in an increase to annual amortization expense of $867,000.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At March 31, 2003 and December 31, 2002, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing shareholders’ equity). Due to the Company’s net income in the quarter ended March 31, 2003, the Company’s deferred tax valuation allowance was reduced $1.3 million from $11.3 million at December 31, 2002 to $10.0 million at March 31, 2003, as a reduction to the Company’s income tax provision.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in the Condensed Consolidated Statements of Operations.

	Quarter Ended March 31,

	2003	2002

Percentage of Total Revenues
Healthcare revenues	100.0%	100.0%
Healthcare expenses	93.7	94.0

Gross margin	6.3	6.0
Selling, general and administrative expenses	2.6	3.7
Depreciation and amortization	0.8	1.1

Income from operations	2.9	1.2
Interest, net	0.8	1.3

Income from continuing operations before income taxes	2.1	(0.1)
Income tax provision (benefit)	0.1	(0.1)

Income from continuing operations	2.0	—
Income from discontinued operations, net of taxes	0.2	1.8

Net income	2.2%	1.8%

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

     Healthcare revenues. Healthcare revenues for the quarter ended March 31, 2003 increased $23.4 million, or 21.3%, from $109.7 million for the quarter ended March 31, 2002 to $133.1 million in 2003. Healthcare revenues in 2003 included $7.1 million of revenue growth resulting from contracts added in 2002 through marketing activities. Contracts in place at December 31, 2001 and continuing beyond March 31, 2003, provided additional revenue of $12.0 million during 2003 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire quarter during both 2003 and 2002 experienced revenue growth of 10.6%. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $4.3 million as a result of new contracts added in 2002 and 2003. As discussed in the discontinued operations section below, all contracts that expired subsequent to January 1, 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the quarter ended March 31, 2003 increased $21.6 million, or 20.9%, from $103.0 million for the quarter ended March 31, 2002 to $124.6 million in 2003. Expenses related to new contracts from marketing activities accounted for $6.2 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.3% in 2003 as compared to 2002. This decrease results primarily from reductions in off-site utilization and diagnostic services partially offset by an increase in pharmacy related expenses due to the new SPP contracts discussed above. The Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs, also contributed to the reduction of healthcare expenses. Approximately $1.0 million and $1.5 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the quarter ended March 31, 2003 and 2002, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ending March 31, 2003 decreased $0.6 million from $4.1 million, or 3.7% of revenues, for the quarter ended March 31, 2002 to $3.5 million, or 2.6% of revenues, in 2003. The percentage of revenue decrease is primarily the result of the increased revenue discussed above and a reduction in salary expense that occurred in the fourth quarter of 2002. Approximately $0.1 million and $0.4 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the quarter ended March 31, 2003 and 2002, respectively.

     Depreciation and amortization. Depreciation and amortization expense for the quarter ended March 31, 2003 decreased $0.1 from $1.2 million for the quarter ended March 31, 2002 to $1.1 million in 2003. This overall decrease is primarily the result of a reduction in amortization associated with certain contract intangibles that became fully amortized in December 2002 which was partially offset by an increase in quarterly amortization of $217,000, due to an adjustment, in the third quarter of 2002, of the estimated life for a portion of the Company’s contract intangibles from 20 years to 10 years.

     Interest, net. Net interest expense decreased to $1.1 million or 0.8% of revenue for the quarter ended March 31, 2003 from $1.5 million or 1.3% of revenue for the quarter ended March 31, 2002. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision (benefit). The provision for income taxes for the quarter ended March 31, 2003 was $0.2 million or 0.1% of revenue, as compared with a benefit of $0.2 million or 0.1% of revenue for the quarter ended March 31, 2002. Due to the Company’s net income in 2003, the Company’s deferred tax valuation allowance, established in the fourth quarter of 2001, was reduced $1.3 million from $11.3 million at December 31, 2002 to $10.0 million at March 31, 2003 as a reduction to income tax provision.

     Income from continuing operations. Income from continuing operations for the quarter ended March 31, 2003 was $2.6 million, or 2.1% of revenue, as compared with $43,000 or less than one-tenth of one percent of revenue for the quarter ended March 31, 2002.

     Income from discontinued operations, net of taxes. Income from discontinued operations for the quarter ended March 31, 2003 was $0.3 million, or 0.2% of revenue, as compared with $1.9 million, or 1.8% of revenue for the quarter ended March 31, 2002. Income from discontinued operations represents the operating results of the Company’s contracts that expired subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 3 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144.

     Net income. Net income for the quarter ended March 31, 2003 was $2.9 million or 2.2% of revenue, as compared with net income of $2.0 million, or 1.8% of revenue, for the quarter ended March 31, 2002.

Liquidity and Capital Resources

     Overview

     The Company generated net income of $2.9 million for the quarter ended March 31, 2003 compared to net income of $2.0 million for the quarter ended March 31, 2002. The Company had stockholders’ equity of $18.6 million at March 31, 2003 as compared to $14.3 million at December 31, 2002. The Company’s cash and cash equivalents decreased to $3.4 million at March 31, 2003 from $3.8 million at December 31, 2002, a decrease of $0.4 million. The decrease in cash was primarily the result of debt reductions. Restricted cash was $6.3 million at March 31, 2003 and December 31, 2002.

     Cash flows from operating activities during the quarter ended March 31, 2003 were $7.0 million, an increase of $4.8 million from cash flows from operations for the quarter ended March 31, 2002 of $2.2 million. The increase is primarily the result of the favorable impact of increased net income and reductions in accounts receivable and prepaid expenses offset by the unfavorable impact of decreases in current liabilities.

     Cash flows used in financing activities during the quarter ended March 31, 2003 were $7.1 million and include net payments totaling $8.5 million to reduce the amount of debt outstanding from $46.0 million at December 31, 2002 to $37.5 million at March 31, 2003. Also included in cash flows used in financing activities during 2003 were cash receipts of $1.3 million resulting from option exercises and issuance of common stock under an employee stock purchase plan.

     Credit Facility

     The Company’s primary sources of liquidity are cash flows from operating activities and borrowings under its credit facility. On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a $55.9 million revolving credit facility (the “Revolver”) and a $5.0 million term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility (the “Prior Credit Facility”) at which time the Company wrote-off approximately $726,000 of deferred loan costs related to the Prior Credit Facility.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2003, the Company had borrowings outstanding under the CapitalSource Credit Facility totaling $37.5 million and $8.2 million available, based on the Company’s collateral base on that date, for additional borrowing. Included in the borrowings outstanding on March 31, 2003, was $6.3 million of restricted cash being used to collateralize outstanding letters of credit.

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

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Capital Source Credit Facility, requires the Revolver to be classified as a current liability, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue (“EITF”) No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if the lender determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

     The Term Loan requires monthly principal payments of $139,000 through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

     The CapitalSource Credit Facility will require the Company to achieve a minimum level of EBITDA on a rolling three-month measurement period as outlined below. The CapitalSource Credit Facility defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business, non-recurring gains, and charges against the Company’s loss contract reserve.

Period	Minimum EBITDA
Three month periods ending prior to March 1, 2003	$2,750,000
Three month periods ending after March 1, 2003	$3,000,000

     The CapitalSource Credit Facility also requires the Company to maintain a minimum fixed charge coverage ratio of 1.5. The CapitalSource Credit Facility defines the fixed charge coverage ratio as EBITDA divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. In addition, beginning on June 30, 2003 and continuing for each quarter thereafter, the Company will be required to maintain a minimum fixed charge ratio of 1.75 calculated using the most recent twelve-month period.

     The Company was in compliance with these financial covenants as of March 31, 2003.

     The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

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

     Other Financing Transactions

     At March 31, 2003, the Company had standby letters of credit outstanding totaling $6.2 million which were collateralized by borrowings under the Credit Facility.

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

     Recently Issued Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale or abandonment. Additionally, SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified to reflect those contracts consistently. See Note 5 to the Company’s consolidated financial statements for further discussion of discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. For example, a hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the credit facility as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.8% of the Company’s revenues for each of the quarters ended March 31, 2003 and 2002. Debt of $37.5 million at March 31, 2003 represents 24.0% of the Company’s total liabilities and stockholders’ equity.

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

PART II:

OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS

     The Company is appealing a $1.7 million judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between Prison Health Services and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in early 2003. The Company has posted an appeal bond in the amount of $2.0 million, which has been classified as a deposit and included in prepaid expenses and other current assets on its consolidated balance sheet. As of March 31, 2002, the Company has reserved $473,000 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2003 and December 31, 2002. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

3.2	—	Amended and Restated Bylaws of America Service Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

11	—	Computation of Per Share Earnings.*

99.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 14 to the condensed consolidated financial statements in this report.

     (B)  Reports on Form 8-K

On March 31, 2003, the Company filed a Form 8-K under Item 5 relating to its press release announcing its revised interpretation of the applicability of SFAS No. 144 as it relates to the expiration of the Company’s service contracts.

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
(Principal Financial Officer)

Dated: May 15, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Michael Catalano

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Michael W. Taylor

Name: Michael W. Taylor
Title: Senior Vice President and
Chief Financial Officer