Form 10-Q
period 2003-06-30
AMERICA SERVICE GROUP INC /DE
filed 2003-08-14
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-20135

AMERICA SERVICE GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0332317 (I.R.S. Employer Identification No.)

105 Westpark Drive, Suite 200 Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)

(615) 373-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [ ] No [x]

There were 6,353,505 shares of Common Stock outstanding as of August 11, 2003.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
Number

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the quarters and six month periods ended June 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 6. Exhibits and Reports on Form 8-K	30
Signatures	31

PART I:

FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2003	2002

	(shown in 000's except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,799	$3,770
Restricted cash	—	6,250
Accounts receivable: healthcare and other, less allowances	55,294	72,477
Inventories	6,355	6,390
Prepaid expenses and other current assets	12,518	13,100

Total current assets	80,966	101,987
Property and equipment, net	5,225	6,240
Goodwill	43,896	43,896
Contracts, net	11,234	12,048
Other intangibles, net	1,383	1,483
Other assets	5,327	5,852

Total assets	$148,031	$171,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,627	$40,892
Medical claims liability	11,743	13,697
Accrued expenses	32,758	33,482
Deferred revenue	2,234	6,203
Current portion of loss contract reserve	5,013	3,306
Current portion of long-term debt	1,667	1,667
Revolving credit facility classified as current (see Note 11)	28,351	41,135

Total current liabilities	116,393	140,382
Noncurrent portion of accrued expenses	6,524	7,924
Noncurrent portion of loss contract reserve	5,562	5,681
Long-term debt, net of current portion	2,361	3,194

Total liabilities	130,840	157,181

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 10,000,000 shares authorized; 6,334,000 and 6,122,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	63	61
Additional paid-in capital	38,488	36,561
Stockholders’ notes receivable	(1,278)	(1,241)
Accumulated deficit	(20,082)	(21,056)

Total stockholders’ equity	17,191	14,325

Total liabilities and stockholders’ equity	$148,031	$171,506

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2002 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(shown in 000's except per share amounts)
Healthcare revenues	$136,760	$112,375	$269,355	$221,600
Healthcare expenses	128,536	105,962	252,825	208,711
Increase in reserve for loss contracts	4,500	—	4,500	—
Reduction in reserve for loss contracts	—	3,320	—	3,320

Gross margin	3,724	9,733	12,030	16,209
Selling, general, and administrative expenses	3,524	3,479	7,002	7,564
Depreciation and amortization	1,070	1,106	2,158	2,267

Income (loss) from operations	(870)	5,148	2,870	6,378
Interest, net	1,001	1,905	2,064	3,404

Income (loss) from continuing operations before income taxes	(1,871)	3,243	806	2,974
Income tax provision (benefit)	251	71	411	(107)

Income (loss) from continuing operations	(2,122)	3,172	395	3,081
Income from discontinued operations, net of taxes	197	2,136	579	4,206

Net income (loss)	$(1,925)	$5,308	$974	$7,287

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.34)	$0.58	$0.06	$0.57
Income from discontinued operations, net of taxes	0.03	0.39	0.10	0.77

Net income (loss)	$(0.31)	$0.97	$0.16	$1.34

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.34)	$0.57	$0.06	$0.56
Income from discontinued operations, net of taxes	0.03	0.38	0.09	0.75

Net income (loss)	$(0.31)	$0.95	$0.15	$1.31

Weighted average common shares outstanding:
Basic	6,294	5,450	6,251	5,445

Diluted	6,294	5,576	6,385	5,551

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,

	2003	2002

	(Amounts shown in 000's)
Operating Activities
Net income	$974	$7,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,175	2,317
Loss on retirement of fixed assets	143	17
Finance cost amortization	280	505
Increase in reserve for loss contracts	4,500	—
Decrease in reserve for loss contracts	—	(3,320)
Interest on stockholders’ notes receivable	(37)	(34)
Other comprehensive income charged to interest expense	—	361
Changes in operating assets and liabilities:
Accounts receivable, net	17,182	269
Inventories	35	(99)
Prepaid expenses and other current assets	584	(6,896)
Other assets	244	930
Accounts payable	(6,265)	7,191
Medical claims liability	(1,954)	(1,048)
Accrued expenses	(2,124)	4,238
Deferred revenue	(3,969)	(3,426)
Loss contract reserve	(2,911)	(3,984)

Net cash provided by operating activities	8,857	4,308

Investing Activities
Capital expenditures	(390)	(608)

Net cash used in investing activities	(390)	(608)

Financing Activities
Net payments on line of credit and term loan	(13,617)	(13,422)
Decrease in restricted cash	6,250	—
Payment of deferred financing costs	—	(493)
Proceeds from stockholders’ notes receivable	—	83
Issuance of common stock	205	—
Exercise of stock options	1,724	—

Net cash used in financing activities	(5,438)	(13,832)

Net increase (decrease) in cash and cash equivalents	3,029	(10,132)
Cash and cash equivalents at beginning of period	3,770	10,382

Cash and cash equivalents at end of period	$6,799	$250

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(dollar amounts shown in 000’s except per share amounts)
(unaudited)

1.  Basis of Presentation

     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (the “Company”) as of June 30, 2003 and for the quarters and six month periods ended June 30, 2003 and 2002 are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and six month periods presented. The results of operations for the quarters and six month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2002.

2.  Description of Business

     The Company provides managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments, certain private entities and medical facilities operated by the Department of the Navy and Veterans Administration. The health status of inmates may impact results of operations under such contractual arrangements.

3.  Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale or abandonment. Additionally, SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s contracts is a component of the entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified. See Note 5 for a further discussion of discontinued operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined by FIN 46. FIN 46 requires an assessment of contractual arrangements to determine if they represent interests in variable interest entities. Variable interest entities created prior to February 1, 2003, are subject to the consolidation provisions of FIN 46 effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the consolidation requirements of FIN 46.

4.  Stock Options

     The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, compensation expense is generally recognized as the difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of options issued during 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002

Volatility	0.85	0.80
Interest rate	4-5%	3-4%
Expected life (years)	3	3
Dividend yields	0.0%	0.0%

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

     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 for each of the quarters and six month periods ended June 30, 2003 and 2002:

	Quarter ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Income (loss) from continuing operations as reported	$(2,122)	$3,172	$395	$3,081
Add: Stock based compensation expense included in reported net income, net of taxes	—	—	—	—
Deduct: Stock based compensation expense determined under SFAS 123, net of taxes	163	453	304	853

Pro forma income (loss) from continuing operations	(2,285)	2,719	91	2,228
Income from discontinued operations	197	2,136	579	4,206

Pro forma net income (loss) attributable to common shares	$(2,088)	$4,855	$670	$6,434

Pro forma net income (loss) per common share – basic:
Pro forma income (loss) from continuing operations	$(0.36)	$0.50	$0.01	$0.41
Pro forma income from discontinued operations	0.03	0.39	0.10	0.77

Pro forma net income (loss)	$(0.33)	$0.89	$0.11	$1.18

Pro forma net income (loss) per common share – diluted:
Pro forma income (loss) from continuing operations	$(0.36)	$0.49	$0.01	$0.41
Pro forma income from discontinued operations	0.03	0.38	0.09	0.75

Pro forma net income (loss)	$(0.33)	$0.87	$0.10	$1.16

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during the quarter and six month period ended June 30, 2002 as determined under the fair value provisions of SFAS No. 123, is $6.39 and 6.10, respectively. The weighted average fair value of options granted during the quarter and six month period ended June 30, 2003 as determined under the fair value provisions of SFAS No. 123, is $9.33. The above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during the periods presented.

5.  Discontinued Operations

     Pursuant to the provisions of SFAS No. 144 and as previously described in Note 3, the Company has classified contracts that expired subsequent to January 1, 2002, the effective date of SFAS No. 144, as discontinued operations. The components of income from discontinued operations, net of taxes, are as follows:

	Quarter ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Healthcare revenues	$583	$26,130	$4,871	$54,760
Healthcare expenses	369	23,962	4,252	50,492

Gross margin	214	2,168	619	4,268
Depreciation and amortization	6	28	19	50

Income from discontinued operations before taxes	208	2,140	600	4,218
Income tax provision	11	4	21	12

Income from discontinued operations, net of taxes	$197	$2,136	$579	$4,206

6.  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at cost and comprised of the following:

	June 30,	December 31,
	2003	2002

Prepaid insurance	$10,190	$10,458
Prepaid performance bonds	68	390
Deposit – appeal bond collateral	2,035	2,035
Prepaid other	225	217

	$12,518	$13,100

7.  Property and Equipment

     Property and equipment are stated at cost and comprised of the following:

	June 30,	December 31,	Estimated
	2003	2002	Useful Lives

Leasehold improvements	$1,195	$1,183	5 years
Equipment and furniture	11,475	11,327	5 years
Computer software	1,423	1,404	3 years
Medical equipment	2,353	2,384	5 years
Automobile	14	14	5 years

	16,460	16,312
Less: Accumulated depreciation	(11,235)	(10,072)

	$5,225	$6,240

     Depreciation expense for the quarters ended June 30, 2003 and 2002 was $618 and $690, respectively. Depreciation expense for the six months ended June 30, 2003 and 2002 was $1,262 and $1,385, respectively.

8.  Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following:

	June 30,	December 31,
	2003	2002

Contracts:
Gross value	$15,200	$15,200
Accumulated amortization	(3,966)	(3,152)

	$11,234	$12,048

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(1,017)	(917)

	$1,383	$1,483

Estimated aggregate amortization expense related to the above intangibles for the remainder of 2003 is $913 and for each of the next four years is $1,827.

9.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2003	2002

Salaries and employee benefits	$20,893	$21,818
Professional liability claims	8,517	8,924
Accrued workers’ compensation	3,959	3,773
Other	5,913	6,891

	39,282	41,406
Less: Noncurrent portion of professional liability claims	(6,524)	(7,924)

	$32,758	$33,482

10.  Reserve for Loss Contracts

     The Company performs a periodic comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-cancelable contracts that, based upon management’s projections, were expected to continue to incur negative gross margins over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004.

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

     During the second quarter of 2003, the Company experienced a significant increase in healthcare expenses associated with its contract to provide healthcare service to the State of Kansas. As a result of this negative trend, in June 2003, the Company recorded a charge of $4,500 to increase its reserve for future losses under its contract with the State of Kansas. The State of Kansas contract expires June 30, 2005.

     As of June 30, 2003, the Company had a loss contract reserve totaling $10,575, which relates to two remaining loss contracts, the State of Kansas contract and a county contract, both of which expire on June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts totaled $1,783 and $2,078 for the quarters ended June 30, 2003 and 2002, respectively. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts totaled $2,912 and $3,984 for the six month period ended June 30, 2003 and 2002, respectively. The amounts charged against the loss contract reserve during 2002 represented losses associated with all five of the contracts that were identified during 2001. The amounts charged against the loss contract reserve during 2003 relate only to the two remaining loss contracts, the State of Kansas contract and a county contract, both of which expire on June 30, 2005.

11.  Banking Arrangements

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a $55,000 revolving credit facility (the “Revolver”) and a $5,000 term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility (the “Prior Credit Facility”), at which time the Company wrote off approximately $726 of deferred loan costs related to the Prior Credit Facility.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2003, the Company had borrowings outstanding under the CapitalSource Credit Facility totaling $28,351 and $8,823 available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10,000. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At June 30, 2003, the Company had outstanding standby letters of credit totaling $6,250, which were used to collateralize performance bonds. Prior to this amendment, the performance bonds were collateralized by restricted cash. As a result of this amendment, the Company is no longer required to maintain the restricted cash balances that were previously used as collateral for the performance bonds.

     Borrowings under the Revolver are limited to the lesser of (1) 85% of eligible receivables (as defined) or (2) $55,000 (the “Revolver Capacity”). Interest under the Revolver is payable monthly at the greater of 5.75% or the Citibank N.A. prime rate plus 1.0%. The Company is also required to pay a monthly collateral management fee, equal to an annual rate of 1.38%, on average borrowings outstanding under the Revolver. Additionally, the Company is required to pay a monthly letter of credit fee equal to an annual rate of 3.5% on the outstanding balance of letters of credit issued pursuant to the Revolver.

     Under the terms of the CapitalSource Credit Facility, the Company is required to pay a monthly unused line fee equal to an annual rate of 0.6% on the Revolver Capacity less the actual average borrowings outstanding under the Revolver for the month and the balance of any outstanding letters of credit.

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Capital Source Credit Facility, requires the Revolver to be classified as a current liability, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if the lender determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

     The Term Loan requires monthly principal payments of $139 through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100.

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At June 30, 2003, the Company was in compliance with the covenants. The CapitalSource

Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

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

12.  Professional and General Liability Insurance

     The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued were $8,517 and $8,924 at June 30, 2003 and December 31, 2002, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and actual loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at June 30, 2003 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

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

Litigation and Claims

     The Company is appealing a $1,700 judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services, Inc. (a wholly owned subsidiary of the Company and “PHS”) in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1,000 paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1,700 at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in 2003. The Company has posted an appeal bond in the amount of $2,035, which has been classified as a deposit and included in prepaid expenses and other current assets on its

Consolidated Balance Sheet. As of June 30, 2003, the Company has reserved $472 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2003 and December 31, 2002. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At June 30, 2003, the Company has outstanding performance bonds totaling approximately $33,000. These performance bonds are collateralized by standby letters of credit totaling $6,250 (see Note 11).

14.  Net Income Per Share

     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of warrants and options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and six month periods ended June 30, 2003 and 2002.

	Quarter Ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Numerator:
Income (loss) from continuing operations	$(2,122)	$3,172	$395	$3,081
Income from discontinued operations, net of taxes	197	2,136	579	4,206

Numerator for basic and diluted net income (loss)	$(1,925)	$5,308	$974	$7,287

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	6,294,000	5,450,000	6,251,000	5,445,000
Effect of dilutive securities:
Warrants	—	72,000	—	70,000
Employee stock options	—	54,000	134,000	36,000

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	6,294,000	5,576,000	6,385,000	5,551,000

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.34)	$0.58	$0.06	$0.57
Income from discontinued operations, net of taxes	0.03	0.39	0.10	0.77

Net income (loss)	$(0.31)	$0.97	$0.16	$1.34

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.34)	$0.57	$0.06	$0.56
Income from discontinued operations, net of taxes	0.03	0.38	0.09	0.75

Net income (loss)	$(0.31)	$0.95	$0.15	$1.31

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the option’s exercise price was greater than the average market price for the period of the common shares and, therefore, the effect would be anti-dilutive. For the quarter ended June 30, 2003, no options or warrants were included in the computation of diluted net income (loss) per share, as, due to the net loss for the quarter, the effect would be anti-dilutive.

	Quarter Ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,239,000	1,118,000	621,476	1,288,000

Weighted average exercise price of excluded options	$13.90	$15.61	$17.20	$14.70

15.  Comprehensive Income

     The components of comprehensive income, net of related taxes, are as follows for the quarters and six month periods ended June 30, 2003 and 2002:

	Quarter Ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss)	$(1,925)	$5,308	$974	$7,287

Amortization of fair value of interest rate swaps previously qualifying as cash flow hedges	—	180	—	361

Other comprehensive income	—	180	—	361

Comprehensive income (loss)	$(1,925)	$5,488	$974	$7,648

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the United States and provider of healthcare services to county/municipal jails and detention centers. The Company provides healthcare services to approximately 165,000 inmates at over 180 sites in 27 states. The Company also distributes pharmaceuticals and medical supplies to approximately 201,000 inmates at over 350 sites in 33 states. Many of the inmates to whom the Company distributes pharmaceuticals and medical supplies also receive its healthcare services.

     The Company operates through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Correctional Care, Inc. (“EMSA Correctional”), EMSA Military Services, Inc. (“EMSA Military”), Correctional Health Services, LLC. (“CHS”), and Secure Pharmacy Plus, LLC. (“SPP”). ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

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

     In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under the heading “Item 1. Business — Cautionary Statements”

and the Company’s Registration Statement (File No. 333-98355) on Form S-3 filed on August 19, 2002 (as amended) under the heading “Risk Factors”. Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

     The Company believes the following critical accounting policies are affected by its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     Revenues are calculated based on the specific contract terms and fall into one of three general categories: fixed fee, population based, or cost plus a margin. For fixed fee contracts, revenues are recorded based on fixed monthly amounts established in the service contract. Revenue for population based contracts is calculated either as a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or by a per diem rate times the average inmate population for the period of service. For cost plus contracts, revenues are calculated based on actual expenses incurred during the service period plus a contractual margin. Under all contracts, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from performance or staffing related criteria, as well as the impact of any risk sharing arrangements, on an accrual basis in the period the services are provided. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.

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

     On a quarterly basis, the Company performs a periodic comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-cancelable contracts that, based upon management’s projections, were expected to incur negative gross margins over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas contract, which expires June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004.

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

     During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated. This increase in utilization was primarily the result of an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the State of Kansas. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses that may occur under the State of Kansas contract. The State of Kansas contract expires in June 2005.

     As of June 30, 2003, the Company had a loss contract reserve totaling $10.6 million, which relates to two remaining loss contracts, the State of Kansas and a county contract, both of which expire on June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to these loss contracts totaled $2.9 million and $4.0 million for the six month periods ended June 30, 2003 and 2002, respectively. The amounts charged against the loss contract reserve during 2002 represented losses associated with all five of the contracts that were identified during 2001. The amounts charged against the loss contract reserve during 2003 relate only to the two remaining loss contracts, the State of Kansas contract and a county contract, both of which expire on June 30, 2005.

     The Company is in active discussions with the State of Kansas related to a proposal from the Company that would significantly reduce the remaining length of the current contract. In response to the proposal, the State of Kansas has solicited and received proposals from several other vendors to provide healthcare services to the State of Kansas. The State of Kansas is currently evaluating the proposals from the other vendors and a conclusion of the process is anticipated during the third quarter.

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

     To mitigate a portion of this risk, the Company maintains professional liability insurance, primarily on a claims made basis. However, the Company assumes certain self-insurance risks resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002 and 2003. For 2002 and 2003, the Company is covered by separate policies each of which contains a 42-month retro-premium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002 policy and its 2003 policy will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses are provided for on an undiscounted basis in the period of the related coverage based on an independent actuarial analysis. These reserves are monitored for adequacy on a quarterly basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

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

Legal Contingencies

     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. The Company accrues an estimate of the probable costs for the resolution of these claims. This estimate is developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation.

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

     If the Company determines that the carrying value of goodwill may be impaired based upon the existence of one or more of the above indicators of impairment or as a result of its annual impairment review, any impairment is measured using a fair-value-based goodwill impairment test as required under the provisions of SFAS 142. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

     When the Company determines that the carrying value of other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

     Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with its acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial position and results of operations.

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

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At June 30, 2003 and December 31, 2002, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing stockholders’ equity). Due to the Company’s net income in the six months ended June 30, 2003, the Company’s deferred tax valuation allowance was reduced approximately $573,000 from $11.3 million at December 31, 2002 to $10.7 million at June 30, 2003, as a reduction to the Company’s income tax provision.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in the Condensed Consolidated Statements of Operations.

	Quarter ended June 30,		Six months ended June 30,

Percentage of Healthcare Revenues	2003	2002	2003	2002

Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	94.0	94.3	93.9	94.2
Increase in reserve for loss contracts	3.3	—	1.6	—
Reduction in reserve for loss contracts	—	3.0	—	1.5

Gross margin	2.7	8.7	4.5	7.3
Selling, general and administrative expenses	2.6	3.1	2.6	3.4
Depreciation and amortization	0.8	1.0	0.8	1.0

Income (loss) from operations	(0.7)	4.6	1.1	2.9
Interest, net	0.7	1.7	0.8	1.5

Income (loss) from continuing operations before income taxes	(1.4)	2.9	0.3	1.4
Income tax provision (benefit)	0.2	0.1	0.1	—

Income (loss) from continuing operations	(1.6)	2.8	0.2	1.4
Income from discontinued operations, net of taxes	0.2	1.9	0.2	1.9

Net income (loss)	(1.4)%	4.7%	0.4%	3.3%

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

     Healthcare revenues. Healthcare revenues for the quarter ended June 30, 2003 increased $24.4 million, or 21.7%, from $112.4 million for the quarter ended June 30, 2002 to $136.8 million in 2003. Healthcare revenues in 2003 included $5.8 million of revenue growth resulting from contracts added in 2002 and 2003 through marketing activities. Contracts in place at December 31, 2001 and continuing beyond June 30, 2003, provided additional revenue of $13.7 million during the second quarter of 2003 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire quarter during both 2003 and 2002 experienced revenue growth of 12.2%. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $4.9 million as a result of new contracts added in 2002 and 2003. As discussed in the discontinued operations section below, all contracts that expired subsequent to January 1, 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the quarter ended June 30, 2003 increased $22.5 million, or 21.2%, from $106.0 million for the quarter ended June 30, 2002 to $128.5 million in 2003. Expenses related to new contracts from marketing activities accounted for $4.9 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.3% in 2003 as compared to 2002. This decrease results primarily from increases in revenues associated with the Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $1.6 million and $1.8 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the quarter ended June 30, 2003 and 2002, respectively.

     Increase in reserve for loss contracts. The Company utilized its loss contract reserve at a rate greater than previously anticipated during the quarter ended June 30, 2003. This increase in utilization was primarily the result of an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the State of Kansas. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses that may occur under the State of Kansas contract. The State of Kansas contract expires in June 2005.

     Reduction in reserve for loss contracts. In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between the Company’s subsidiary and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. Based upon the reassessment, the Company recorded a gain of $3,320 in the second quarter of 2002 to reduce its reserve for loss contracts.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.5 million for each of the quarters ended June 30, 2003 and 2002. Selling, general and administrative expenses represented 2.6% of revenues for the quarter ended June 30, 2003 and 3.1% of revenues for the quarter ended June 30, 2002. The percentage of revenue decrease is primarily the result of the increased revenue discussed above. Approximately $0.2 million and $0.3 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the quarters ended June 30, 2003 and 2002, respectively.

     Depreciation and amortization. Depreciation and amortization expense for each of the quarters ended June 30, 2003 and 2002 was $1.1 million.

     Interest, net. Net interest expense decreased to $1.0 million, or 0.7% of revenue, for the quarter ended June 30, 2003 from $1.9 million, or 1.7% of revenue, for the quarter ended June 30, 2002. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision. The provision for income taxes for the quarter ended June 30, 2003 was $251,000, or 0.2% of revenue, as compared with a provision of $71,000, or 0.1% of revenue, for the quarter ended June 30, 2002. The Company established a 100% valuation allowance in the fourth quarter of 2001 related to its deferred tax assets.

     Income (loss) from continuing operations. Loss from continuing operations for the quarter ended June 30, 2003 was $2.1 million, or 1.6% of revenue, as compared with income of $3.2 million, or 2.8% of revenue, for the quarter ended June 30, 2002 as the result of the factors discussed above.

     Income from discontinued operations, net of taxes. Income from discontinued operations for the quarter ended June 30, 2003 was $0.2 million, or 0.2% of revenue, as compared with $2.1 million, or 1.9% of revenue, for the quarter ended June 30, 2002. Income from discontinued operations represents the operating results of the Company’s contracts that expired subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 3 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144.

     Net income (loss). Net loss for the quarter ended June 30, 2003 was $1.9 million, or 1.4% of revenue, as compared with net income of $5.3 million, or 4.7% of revenue, for the quarter ended June 30, 2002 as the result of the factors discussed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Healthcare revenues. Healthcare revenues for the six months ended June 30, 2003 increased $47.8 million, or 21.6%, from $221.6 million for the six months ended June 30, 2002 to $269.4 million in 2003. Healthcare revenues in the first six months of 2003 included $13.1 million of revenue growth resulting from contracts added in 2002 and 2003 through marketing activities. Contracts in place at December 31, 2001 and continuing beyond June 30, 2003, provided additional revenue of $25.5 million during the first six months of 2003 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire six months during both 2003 and 2002 experienced revenue growth of 11.3%. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $9.2 million as a result of new contracts added in 2002 and 2003. As discussed in the discontinued operations section below, all contracts that expired subsequent to January 1, 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the six months ended June 30, 2003 increased $44.1 million, or 21.1%, from $208.7 million for the six months ended June 30, 2002 to $252.8 million in 2003. Expenses related to new contracts from marketing activities accounted for $11.4 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.3% in 2003 as compared to 2002. This decrease results primarily from increases in revenues associated with the Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $2.6 million and $3.3 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the six months ended June 30, 2003 and 2002, respectively.

     Increase in reserve for loss contracts. The Company utilized its loss contract reserve at a rate greater than previously anticipated during the quarter ended June 30, 2003. This increase in utilization was primarily the result of an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the State of Kansas. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses that may occur under the State of Kansas contract. The State of Kansas contract expires in June 2005.

     Reduction in reserve for loss contracts. In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between the Company’s subsidiary and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. Based upon the reassessment, the Company recorded a gain of $3,320 in the second quarter of 2002 to reduce its reserve for loss contracts.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ending June 30, 2003 decreased $0.6 million from $7.6 million, or 3.4% of revenues, for the six months ended June 30, 2002 to $7.0 million, or 2.6% of revenues, in 2003. The percentage of revenue decrease is primarily the result of the increased revenue discussed above and a reduction in salary expense that occurred in the fourth quarter of 2002. Approximately $0.3 million and $0.7 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the six months ended June 30, 2003 and 2002, respectively.

     Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2003 decreased $0.1 from $2.3 million for the six months ended June 30, 2002 to $2.2 million in 2003. This overall decrease is primarily the result of a reduction in amortization associated with certain contract intangibles that became fully amortized in December 2002 which was partially offset by an increase in quarterly amortization of $217,000, due to an adjustment, in the third quarter of 2002, of the estimated life for a portion of the Company’s contract intangibles from 20 years to 10 years.

     Interest, net. Net interest expense decreased to $2.1 million, or 0.8% of revenue, for the six months ended June 30, 2003 from $3.4 million, or 1.5% of revenue, for the six months ended June 30, 2002. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision (benefit). The provision for income taxes for the six months ended June 30, 2003 was $0.4 million, or 0.1% of revenue, as compared with a benefit of $0.1 million, or less than one-tenth of one percent of revenue, for the six months ended June 30, 2002. Due to the Company’s net income in 2003, the Company’s deferred tax valuation allowance, established in the fourth quarter of 2001, was reduced $0.6 million from $11.3 million at December 31, 2002 to $10.7 million at June 30, 2003 as a reduction to income tax provision.

     Income from continuing operations. Income from continuing operations for the six months ended June 30, 2003 was $0.4 million, or 0.2% of revenue, as compared with $3.1 million, or 1.4% of revenue, for the six months ended June 30, 2002 as the result of the factors discussed above.

     Income from discontinued operations, net of taxes. Income from discontinued operations for the six months ended June 30, 2003 was $0.6 million, or 0.2% of revenue, as compared with $4.2 million, or 1.9% of revenue, for the six months ended June 30, 2002. Income from discontinued operations represents the operating results of the Company’s contracts that expired subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 3 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144.

     Net income. Net income for the six months ended June 30, 2003 was $1.0 million, or 0.4% of revenue, as compared with net income of $7.3 million, or 3.3% of revenue, for the six months ended June 30, 2002 as the result of the factors discussed above.

Liquidity and Capital Resources

     Overview

     The Company generated net income of $1.0 million for the six months ended June 30, 2003 compared to net income of $7.3 million for the six months ended June 30, 2002. The Company had stockholders’ equity of $17.2 million at June 30, 2003 as compared to $14.3 million at December 31, 2002. The Company’s cash and cash equivalents increased to $6.8 million at June 30, 2003 from $3.8 million at December 31, 2002, a increase of $3.0 million. The increase in cash was primarily the result of increased cash flows from operations and a reduction of restricted cash. Restricted cash was $6.3 million at December 31, 2002.

     Cash flows from operating activities during the six months ended June 30, 2003 were $8.9 million, an increase of $4.6 million, or 107.0%, from cash flows from operations for the six months ended June 30, 2002 of $4.3 million. The increase is primarily the result of the favorable impact of a $17.2 million reduction in accounts receivable as compared with $0.3 million in the prior year period offset by the unfavorable impact of decreases in accounts payable of $6.3 million in 2003 as compared with an increase of $7.2 million in 2002.

     Cash flows used in financing activities during the six months ended June 30, 2003 were $5.4 million and include net payments totaling $13.6 million to reduce the amount of debt outstanding from $46.0 million at December 31, 2002 to $32.4 million at June 30, 2003. Also included in cash flows used in financing activities during the first six months of 2003 were cash receipts of $1.7 million resulting from option exercises and issuance of common stock under an employee stock purchase plan and $6.3 million resulting from the elimination of restricted cash balances.

     Credit Facility

     The Company’s primary sources of liquidity are cash flows from operating activities and borrowings under its credit facility. On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a $55.0 million revolving credit facility (the “Revolver”) and a $5.0 million term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility (the “Prior Credit Facility”) at which time the Company wrote-off approximately $726,000 of deferred loan costs related to the Prior Credit Facility.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2003, the Company had borrowings outstanding under the CapitalSource Credit Facility totaling $28.4 million and $8.8 million available for additional borrowing, based on the Company’s collateral base and outstanding standby letter of credit on that date.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At June 30, 2003, the Company had outstanding standby letters of credit totaling $6.3 million, which were used to collateralize performance bonds. Prior to this amendment, the performance bonds were collateralized by restricted cash. As a result of this amendment, the Company is no longer required to maintain the restricted cash balances that were previously used as collateral for the performance bonds.

     Borrowings under the Revolver are limited to the lesser of (1) 85% of eligible receivables (as defined) or (2) $55.0 million (the “Revolver Capacity”). Interest under the Revolver is payable monthly at the greater of 5.75% or the Citibank N.A. prime rate plus 1.0%. The Company is also required to pay a monthly collateral management fee, equal to an annual rate of 1.38%, on average borrowings outstanding under the Revolver. Additionally, the Company is required to pay a monthly letter of credit fee equal to an annual rate of 3.5% on the outstanding balance of letters of credit issued pursuant to the Revolver.

     Under the terms of the CapitalSource Credit Facility, the Company is required to pay a monthly unused line fee equal to an annual rate of 0.6% on the Revolver Capacity less the actual average borrowings outstanding under the Revolver for the month and the balance of any outstanding letters of credit.

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

     The CapitalSource Credit Facility will require the Company to achieve a minimum level of EBITDA of $3.0 million on a rolling three-month measurement period. The CapitalSource Credit Facility defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business, non-recurring gains, and charges against the Company’s loss contract reserve.

     The CapitalSource Credit Facility also requires the Company to maintain a minimum fixed charge coverage ratio of 1.5 on a rolling three-month basis. The CapitalSource Credit Facility defines the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. In addition, beginning on June 30, 2003 and continuing for each quarter thereafter, the Company is required to maintain a minimum fixed charge ratio of 1.75 calculated using the most recent twelve-month period.

     The Company was in compliance with these financial covenants as of June 30, 2003.

     The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions, including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

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

     Other Financing Transactions

     At June 30, 2003, the Company had standby letters of credit outstanding totaling $6.3 million which were collateralized by a reduction of availability under the Credit Facility.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined by FIN 46. FIN 46 requires an assessment of contractual arrangements to determine if they represent interests in variable interest entities. Variable interest entities created prior to February 1, 2003, are subject to the consolidation provisions of FIN 46 effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the consolidation requirements of FIN 46.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. A hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the Credit Facility, as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.8% and 1.5% of the Company’s revenues, respectively, for the six month periods ended June 30, 2003 and 2002. Debt of $32.4 million at June 30, 2003 represents 21.9% of the Company’s total liabilities and stockholders’ equity.

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

     As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

ITEM 1. —	LEGAL PROCEEDINGS

     The Company is appealing a $1.7 million judgment against it. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between Prison Health Services and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and has filed a notice of appeal on the judgment. The Company expects a decision on the appeal in early 2003. The Company has posted an appeal bond in the amount of $2.0 million, which has been classified as a deposit and included in prepaid expenses and other current assets on its consolidated balance sheet. As of June 30, 2002, the Company has reserved approximately $472,000 related to costs associated with this proceeding. The Company believes that it will be successful on appeal. The Company has numerous defenses to FACT’s claim, including the Company’s belief that the court that granted summary judgment in favor of FACT upon rehearing made an error of law when it ruled that the Company’s contract with the Sheriff’s Office obligated the Company to indemnify the Sheriff’s Office against its own wrongful acts. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. In the event that the Company is not successful on appeal, the Company does not believe that the adverse judgment will have a material adverse effect on its financial position, although it may affect its quarterly or annual results of operations.

     In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2003 and December 31, 2002. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on Wednesday, June 12, 2003.

(b)	Not applicable.

(c)	The following proposal to elect the Company’s Board of Directors was adopted by the stockholders of the Company:

	For	Withhold Authority

Michael Catalano	4,140,101	797,807
William D. Eberle	4,916,936	20,972
Burton C. Einspruch, M.D.	4,912,844	25,064
Carol R. Goldberg	4,860,536	77,372
Richard M. Mastaler	4,860,420	77,488
William C. Stapleton	4,924,036	13,872
Richard D. Wright	4,924,036	13,872

ITEM 6. —	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

3.2	—	Amended and Restated Bylaws of America Service Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

10.1	—	Joinder Agreement and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement between the Company and CapitalSource Finance LLC.

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer Pursuant to Form of Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Form of Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 14 to the condensed consolidated financial statements in this report.

(B)	Reports on Form 8-K

On April 2, 2003, the Company filed a Form 8-K under Item 5 relating to its press release dated April 2, 2003 which announced that it has received notice from the New York City Health and Hospitals Corporation of its decision to extend the current contract of the Company’s subsidiary, Prison Health Services, Inc., for provision of healthcare services to the facilities located on Rikers Island and the Bernard B. Kerik Detention Center through December 31, 2004.

On April 29, 2003, the Company furnished a Form 8-K under Item 12 related to its press release dated April 28, 2003 containing information about the Company’s financial position or results of operations for the quarterly period ended March 31, 2003.

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

Dated: August 14, 2003