Form 10-Q
period 2003-09-30
AMERICA SERVICE GROUP INC /DE
filed 2003-11-14
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☑

      There were 6,692,840 shares of Common Stock outstanding as of November 12, 2003.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
Number

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the quarters and nine month periods ended September 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 6. Exhibits and Reports on Form 8-K	30
Signatures	32

PART I:

FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2003	2002

	(shown in 000’s except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,714	$3,770
Restricted cash	—	6,250
Accounts receivable: healthcare and other, less allowances	64,114	72,477
Inventories	5,917	6,390
Prepaid expenses and other current assets	18,548	13,100

Total current assets	97,293	101,987
Property and equipment, net	4,448	6,240
Goodwill	43,896	43,896
Contracts, net	10,827	12,048
Other intangibles, net	1,333	1,483
Other assets	5,526	5,852

Total assets	$163,323	$171,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,897	$40,892
Medical claims liability	14,028	13,697
Accrued expenses	36,902	33,482
Deferred revenue	12,735	6,203
Current portion of loss contract reserve	451	3,306
Current portion of long-term debt	1,667	1,667
Revolving credit facility classified as current (see Note 11)	20,580	41,135

Total current liabilities	129,260	140,382
Noncurrent portion of accounts payable and accrued expenses	8,179	7,924
Noncurrent portion of loss contract reserve	425	5,681
Long-term debt, net of current portion	1,944	3,194

Total liabilities	139,808	157,181

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 10,000,000 shares authorized; 6,399,000 and 6,122,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	64	61
Additional paid-in capital	39,360	36,561
Stockholders’ notes receivable	(1,154)	(1,241)
Accumulated deficit	(14,755)	(21,056)

Total stockholders’ equity	23,515	14,325

Total liabilities and stockholders’ equity	$163,323	$171,506

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2002 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(shown in 000's except per share amounts)
Healthcare revenues	$140,184	$111,498	$397,309	$321,180
Healthcare expenses	130,555	104,122	371,150	300,915
Reduction in reserve for loss contracts	—	—	—	3,320

Gross margin	9,629	7,376	26,159	23,585
Selling, general, and administrative expenses	3,692	3,394	10,694	10,958
Depreciation and amortization	1,042	1,228	3,200	3,495

Income from operations	4,895	2,754	12,265	9,132
Interest, net	883	1,223	2,947	4,627

Income from continuing operations before income taxes	4,012	1,531	9,318	4,505
Income tax provision	287	322	698	214

Income from continuing operations	3,725	1,209	8,620	4,291
Income (loss) from discontinued operations, net of taxes	1,602	1,076	(2,319)	5,281

Net income	$5,327	$2,285	$6,301	$9,572

Net income per common share — basic:
Income from continuing operations	$0.59	$0.22	$1.37	$0.78
Income (loss) from discontinued operations, net of taxes	0.25	0.19	(0.37)	0.97

Net income	$0.84	$0.41	$1.00	$1.75

Net income per common share — diluted:
Income from continuing operations	$0.56	$0.22	$1.33	$0.77
Income (loss) from discontinued operations, net of taxes	0.25	0.19	(0.35)	0.95

Net income	$0.81	$0.41	$0.98	$1.72

Weighted average common shares outstanding:
Basic	6,357	5,526	6,287	5,472

Diluted	6,601	5,631	6,458	5,578

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,

	2003	2002

	(Amounts shown in 000's)
Operating Activities
Net income	$6,301	$9,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,220	3,573
Loss on retirement of fixed assets	179	—
Finance cost amortization	423	821
Increase in reserve for loss contracts	4,500	—
Reduction in reserve for loss contracts	(1,714)	(3,320)
Interest on stockholders’ notes receivable	(54)	(58)
Other comprehensive income charged to interest expense	—	542
Changes in operating assets and liabilities:
Accounts receivable, net	8,363	(2,021)
Inventories	285	271
Prepaid expenses and other current assets	(5,448)	(7,410)
Other assets	(95)	397
Accounts payable	(1,246)	10,361
Medical claims liability	331	(1,269)
Accrued expenses	1,294	2,299
Deferred revenue	6,532	2,668
Loss contract reserve	(4,397)	(5,188)

Net cash provided by operating activities	18,474	11,238

Investing Activities
Capital expenditures	(918)	(925)

Net cash used in investing activities	(918)	(925)

Financing Activities
Net payments on line of credit and term loan	(21,805)	(16,511)
Decrease in restricted cash	6,250	—
Payment of deferred financing costs	—	(550)
Proceeds from stockholders’ notes receivable	141	83
Issuance of common stock	205	—
Exercise of stock options	2,597	—

Net cash used in financing activities	(12,612)	(16,978)

Net increase (decrease) in cash and cash equivalents	4,944	(6,665)
Cash and cash equivalents at beginning of period	3,770	10,382

Cash and cash equivalents at end of period	$8,714	$3,717

Noncash Transaction
Payable to Health Cost Solutions, Inc. (see Notes 9 and 10)	$5,632	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(dollar amounts shown in 000’s except per share amounts)
(unaudited)

1. Basis of Presentation

      The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (the “Company”) as of September 30, 2003 and for the quarters and nine month periods ended September 30, 2003 and 2002 are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and nine month periods presented. The results of operations for the quarters and nine month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2002.

2. Description of Business

      The Company provides managed healthcare services to correctional facilities under capitated contracts (with certain adjustments) with state and local governments and certain private entities. The health status of inmates may impact results of operations under such contractual arrangements.

3. Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale or abandonment. Additionally, SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s contracts is a component of the entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the continuing operations of the Company. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified. See Note 5 for a further discussion of discontinued operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined by FIN 46. FIN 46 requires an assessment of contractual arrangements to determine if they represent interests in variable interest entities. Variable interest entities created prior to February 1, 2003, will be subject to the consolidation provisions of FIN 46 in fiscal periods ending after December 15, 2003. Variable interest entities created subsequent to February 1, 2003 are subject to the consolidation provisions currently. Additionally, disclosures are required currently if the Company expects to consolidate any variable interest entities in the future. The Company continues to evaluate the consolidation requirements of FIN 46 with respect to variable interest entities created prior to February 1, 2003.

4. Stock Options

      The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is generally recognized as the difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of options issued during 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002

Volatility	0.85	0.80
Interest rate	4-5%	3-4%
Expected life (years)	3	3
Dividend yields	0.0%	0.0%

      The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 for each of the quarters and nine month periods ended September 30, 2003 and 2002:

	Quarter ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Income from continuing operations as reported	$3,725	$1,209	$8,620	$4,291
Add: Stock based compensation expense included in reported net income	—	—	—	—
Deduct: Stock based compensation expense determined under SFAS 123	204	574	508	1,427

Pro forma income from continuing operations	3,521	635	8,112	2,864
Income (loss) from discontinued operations	1,602	1,076	(2,319)	5,281

Pro forma net income attributable to common shares	$5,123	$1,711	$5,793	$8,145

Pro forma net income per common share — basic:
Pro forma income from continuing operations	$0.56	$0.12	$1.29	$0.52
Pro forma income (loss) from discontinued operations	0.25	0.19	(0.37)	0.97

Pro forma net income	$0.81	$0.31	$0.92	$1.49

Pro forma net income per common share — diluted:
Pro forma income from continuing operations	$0.53	$0.11	$1.25	$0.51
Pro forma income (loss) from discontinued operations	0.25	0.19	(0.35)	0.95

Pro forma net income	$0.78	$0.30	$0.90	$1.46

      The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during the nine month periods ended September 30, 2003 and 2002 as determined under the fair value provisions of SFAS No. 123, is $9.33 and $6.10, respectively. No options were issued during the quarters ended September 30, 2003 and 2002. The above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during the periods presented.

5. Discontinued Operations

      Pursuant to the provisions of SFAS No. 144 and as previously described in Note 3, the Company has classified contracts that expired subsequent to January 1, 2002, the effective date of SFAS No. 144, as discontinued operations. The components of income (loss) from discontinued operations, net of taxes, are as follows:

	Quarter ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Healthcare revenues	$6,294	$29,877	$23,395	$96,555
Healthcare expenses	6,403	28,764	22,885	91,174
Reduction in loss contract reserve (see Note 10)	1,714	—	1,714	—
Increase in loss contract reserve (see Note 10)	—	—	4,500	—

Gross margin	1,605	1,113	(2,276)	5,381
Depreciation and amortization	3	28	22	78

Income (loss) from discontinued operations before taxes	1,602	1,085	(2,298)	5,303
Income tax provision	—	9	21	22

Income (loss) from discontinued operations, net of taxes	$1,602	$1,076	$(2,319)	$5,281

6. Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets are comprised of the following:

	September 30,	December 31,
	2003	2002

Prepaid insurance	$15,973	$10,458
Prepaid performance bonds	432	390
Deposit — appeal bond collateral	2,035	2,035
Prepaid other	108	217

	$18,548	$13,100

7. Property and Equipment

      Property and equipment are stated at cost and comprised of the following:

	September 30,	December 31,	Estimated
	2003	2002	Useful Lives

Leasehold improvements	$1,237	$1,183	5 years
Equipment and furniture	10,207	11,327	5 years
Computer software	1,390	1,404	3 years
Medical equipment	2,407	2,384	5 years
Automobiles	30	14	5 years

	15,271	16,312
Less: Accumulated depreciation	(10,823)	(10,072)

	$4,448	$6,240

      Depreciation expense for the quarters ended September 30, 2003 and 2002 was $589 and $682, respectively. Depreciation expense for the nine months ended September 30, 2003 and 2002 was $1,851 and $2,067, respectively.

8. Contracts and Other Intangible Assets

      The gross and net values of contracts and other intangible assets consist of the following:

	September 30,	December 31,
	2003	2002

Contracts:
Gross value	$15,200	$15,200
Accumulated amortization	(4,373)	(3,152)

	$10,827	$12,048

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(1,067)	(917)

	$1,333	$1,483

      Estimated aggregate amortization expense related to the above intangibles for the remainder of 2003 is $456 and for each of the next four years is $1,827.

9. Accounts Payable and Accrued Expenses

      Accounts payable consist of the following:

	September 30,	December 31,
	2003	2002

Trade payables	$39,662	$40,892
Payable to Health Cost Solutions, Inc (see Note 10)	5,632	—

	45,294	40,892
Less: Noncurrent portion	(2,397)	—

	$42,897	$40,892

      The noncurrent portion of accounts payable consists of $2,381 payable to Health Cost Solutions, Inc., (see Note 10) and $16 of other noncurrent trade payables.

      Accrued expenses consist of the following:

	September 30,	December 31,
	2003	2002

Salaries and employee benefits	$21,754	$21,818
Professional liability claims	7,782	8,924
Professional liability insurance premiums	3,448	—
Accrued workers’ compensation	4,362	3,773
Other	5,338	6,891

	42,684	41,406
Less: Noncurrent portion of professional liability claims	(5,782)	(7,924)

	$36,902	$33,482

10. Reserve for Loss Contracts

      On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-cancelable contracts that, based upon management’s projections, were expected to continue to incur negative gross margins over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas Department of Corrections (the “Kansas DOC”) contract, which was to expire on June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004.

      In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between the Company’s subsidiary and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company recorded a gain of $3,320, in the second quarter of 2002, to reduce its reserve for loss contracts. From July 1, 2002 to September 30, 2002, the Company provided services to the City of Philadelphia under a transition arrangement. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract amendment under which the Company is continuing to provide healthcare services to the City of Philadelphia under modified contract terms.

      During the second quarter of 2003, the Company experienced a significant increase in healthcare expenses associated with its contract to provide healthcare service to the Kansas DOC. As a result of this negative trend, in June 2003, the Company recorded a charge of $4,500 to increase its reserve for future losses under its contract with the Kansas DOC which was to expire June 30, 2005.

      On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with Health Cost Solutions, Inc. (“HCS”) to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company will pay HCS net consideration of $5,632 in 21 monthly installments, commencing October 31, 2003, and continuing through June 30, 2005. The net consideration of $5,632 is comprised of payments of $6,500 to assume the Company’s obligations under the Kansas DOC contract, less $868 related to fixed assets and inventory purchased from the Company by HCS.

      As a result of the financial terms of the Company’s agreement with HCS, the Company has reclassified $6,500 of its reserve for loss contracts to accounts payable on the Company’s consolidated balance sheet. The Company has also recorded a gain of $1,714, in the third quarter of 2003, to reduce its reserve for loss contracts. This reduction in the reserve, as well as the second quarter increase in the reserve of $4,500, are reflected as components of income (loss) from discontinued operations, net of tax, in the Company’s statements of operations.

      As of September 30, 2003, the Company had a loss contract reserve totaling $876, which relates to a county contract which expires on June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled $1,485 and $1,204 for the quarters ended September 30, 2003 and 2002, respectively. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled $4,397 and $5,189 for the nine month period ended September 30, 2003 and 2002, respectively. The amounts charged against the loss contract reserve during 2002 represented losses associated with all five of the contracts that were identified during 2001. The amounts charged against the loss contract reserve during 2003 relate only to the Kansas DOC contract discussed above and the remaining loss contract, a county contract, which expires on June 30, 2005.

      There is a potential that in the course of performing its quarterly review in future periods, the Company might identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure or the utilization of outside medical services in a contract where such changes are not offset by increased revenue. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. Such a reserve could have a material adverse effect on the Company’s results of operations in the period in which it is recorded.

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

      The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2003, the Company had borrowings outstanding under the CapitalSource Credit Facility totaling $24,191 and $19,145 available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

      In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10,000. The amount available to the Company for borrowings under the

CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At September 30, 2003, the Company had outstanding standby letters of credit totaling $4,000, which were used to collateralize performance bonds. Prior to this amendment, the performance bonds were collateralized by restricted cash. As a result of this amendment, the Company is no longer required to maintain the restricted cash balances that were previously used as collateral for the performance bonds.

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

      The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At September 30, 2003, the Company was in compliance with the covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

      The Company is dependent on the availability of borrowings pursuant to the CapitalSource Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2003 and 2004. Management believes that the Company can comply with the terms of the CapitalSource Credit Facility and meet its expected obligations throughout 2003 and 2004. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

12. Professional and General Liability Insurance

      The Company records a liability for reported and unreported professional and general liability claims based upon an actuarial estimate of the cost of settling losses and loss adjustment expenses. Amounts accrued were $7,782 and $8,924 at September 30, 2003 and December 31, 2002, respectively, and are included in accrued expenses and non-current portion of accrued expenses. Changes in estimates of losses resulting from the continuous review process and differences between estimates and actual loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2003 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

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

Litigation and Claims

      The Company was successful on its appeal of a summary judgment granted against it on an indemnification claim by the insurer of a client. The case has been remanded to the lower court in accordance with the appelate opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services, Inc. (a wholly owned subsidiary of the Company and “PHS”) in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1,000 paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1,700 at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The Company expects to be able to apply for release of its appeal bond in the amount of $2,035, which has been classified as a deposit and included in prepaid expenses and other current assets on its Consolidated Balance Sheets. As of September 30, 2003, the Company has reserved $461 related to costs associated with this proceeding. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The Company believes it will be successful at the trial court level. In the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.

      In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2003 and December 31, 2002. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

Performance Bonds

      The Company is required under certain contracts to provide performance bonds. At September 30, 2003, the Company has outstanding performance bonds totaling approximately $33,475. These performance bonds are collateralized by standby letters of credit totaling $4,000 (see Note 11).

14. Net Income Per Share

      Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of warrants and options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and nine month periods ended September 30, 2003 and 2002.

	Quarter Ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Income from continuing operations	$3,725	$1,209	$8,620	$4,291
Income (loss) from discontinued operations, net of taxes	1,602	1,076	(2,319)	5,281

Numerator for basic and diluted net income	$5,327	$2,285	$6,301	$9,572

Denominator:
Denominator for basic net income per share — weighted average shares	6,357,000	5,526,000	6,287,000	5,472,000
Effect of dilutive securities:
Warrants	—	32,000	—	57,000
Employee stock options	244,000	73,000	171,000	49,000

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	6,601,000	5,631,000	6,458,000	5,578,000

Net income per common share — basic:
Income from continuing operations	$0.59	$0.22	$1.37	$0.78
Income (loss) from discontinued operations, net of taxes	0.25	0.19	(0.37)	0.97

Net income	$0.84	$0.41	$1.00	$1.75

Net income per common share — diluted:
Income from continuing operations	$0.56	$0.22	$1.33	$0.77
Income (loss) from discontinued operations, net of taxes	0.25	0.19	(0.35)	0.95

Net income	$0.81	$0.41	$0.98	$1.72

      The table below sets forth information regarding options that have been excluded from the computation of diluted net income per share because the option’s exercise price was greater than the average market price for the period of the common shares and, therefore, the effect would be anti-dilutive.

	Quarter Ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Options excluded from computation of diluted income per share as effect would be anti-dilutive	198,000	1,050,000	480,000	1,204,000

Weighted average exercise price of excluded options	$21.36	$15.93	$17.79	$15.05

15. Comprehensive Income

      The components of comprehensive income, net of related taxes, are as follows for the quarters and nine month periods ended September 30, 2003 and 2002:

	Quarter Ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$5,327	$2,285	$6,301	$9,572

Amortization of fair value of interest rate swaps previously qualifying as cash flow hedges	—	181	—	542

Other comprehensive income	—	181	—	542

Comprehensive income	$5,327	$2,466	$6,301	$10,114

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the United States and provider of healthcare services to county/municipal jails and detention centers. The Company provides healthcare services to approximately 208,000 inmates at over 210 sites in 27 states. The Company also distributes pharmaceuticals and medical supplies to approximately 186,000 inmates at over 340 sites in 38 states. Many of the inmates to whom the Company distributes pharmaceuticals and medical supplies also receive its healthcare services.

      The Company operates through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Correctional Care, Inc. (“EMSA Correctional”), EMSA Military Services, Inc. (“EMSA Military”), Correctional Health Services, LLC (“CHS”), and Secure Pharmacy Plus, LLC (“SPP”). ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

Forward-Looking Statements

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

Critical Accounting Policies And Estimates

General

      The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue and cost recognition (including estimated medical claims),

•	loss contracts,

•	professional and general liability insurance,

•	legal contingencies,

•	impairment of intangible assets and goodwill, and

•	income taxes.

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

      Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using an actuarial analysis prepared monthly by an independent actuary. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

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

      On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its 2001 review, the Company identified five non-cancelable contracts that, based upon management’s projections, were expected to continue to incur negative gross margins over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas Department of Corrections (the “Kansas DOC”) contract, which was to expire on June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004.

      In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company recorded a gain of $3.3 million, in the second quarter of 2002, to reduce its reserve for loss contracts. From July 1, 2002 to September 30, 2002, the Company provided services to the City of Philadelphia under a transition arrangement. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract amendment under which the Company is continuing to provide healthcare services to the City of Philadelphia under modified contract terms.

      During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated. This increase in utilization was primarily the result of an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses that may have occurred under the Kansas DOC contract which was to expire in June 2005.

      During the second and third quarters of 2003, the Company participated in active discussions with the Kansas DOC related to a proposal from the Company that would significantly reduce the remaining length of the current contract. In response to the proposal, the Kansas DOC solicited and received proposals from several other vendors to provide healthcare services to the Kansas DOC. After the Kansas DOC’s evaluation of the proposals from the other vendors, in August 2003, the Company began discussions with Health Cost Solutions, Inc. (“HCS”) and the Kansas DOC related to a proposal that HCS would assume the Company’s performance obligation under the Kansas DOC contract.

      On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with Health Cost Solutions, Inc. (“HCS”) to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company will pay HCS net consideration of $5.6 million in 21 monthly installments, commencing October 31, 2003, and continuing through June 30, 2005. The net consideration of $5.6 million is comprised of payments of $6.5 million to assume the Company’s obligations under the Kansas DOC contract, less $0.9 million related to fixed assets and inventory purchased from the Company by HCS.

      As a result of the financial terms of the Company’s agreement with HCS, the Company has reclassified $6.5 million of its reserve for loss contracts to accounts payable on the Company’s consolidated balance sheet. The Company has also recorded a gain of $1.7 million, in the third quarter of 2003, to reduce its reserve for loss contracts. This reduction in the reserve, as well as the second quarter increase in the reserve of $4.5 million, are reflected as components of income (loss) from discontinued operations, net of tax, in the Company’s statements of operations.

      As of September 30, 2003, the Company had a loss contract reserve totaling $0.9 million, which relates to a county contract which expires on June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled $1.5 million and $1.2 million for the quarters ended September 30, 2003 and 2002, respectively. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled $4.4 million and $5.2 million for the nine month period ended September 30, 2003 and 2002, respectively. The amounts charged against the loss contract reserve during 2002 represented losses associated with all five of the contracts that were identified during 2001. The amounts charged against the loss contract reserve during 2003 relate only to the Kansas DOC contract discussed above and the remaining loss contract, a county contract, which expires on June 30, 2005.

      There is a potential that in the course of performing its quarterly review in future periods, the Company might identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure or the utilization of outside medical services in a contract where such changes are not offset by increased revenue. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. Such a reserve could have a material adverse effect on the Company’s results of operations in the period in which it is recorded.

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

Amortization and Impairment of Intangible Assets and Goodwill

      The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company will perform its annual review as of December 31, 2003.

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

      The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At September 30, 2003 and December 31, 2002, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense (increasing stockholders’ equity). Due to the Company’s net income in the nine months ended September 30, 2003, the Company’s deferred tax valuation allowance was reduced approximately $2.8 million from $11.3 million at December 31, 2002 to $8.5 million at September 30, 2003, as a reduction to the Company’s income tax provision.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in the Condensed Consolidated Statements of Operations.

	Quarter ended		Nine months ended
	September 30,		September 30,

Percentage of Healthcare Revenues	2003	2002	2003	2002

Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	93.1	93.4	93.4	93.7
Reduction in reserve for loss contracts	—	—	—	1.0

Gross margin	6.9	6.6	6.6	7.3
Selling, general and administrative expenses	2.6	3.0	2.7	3.4
Depreciation and amortization	0.8	1.1	0.8	1.1

Income from operations	3.5	2.5	3.1	2.8
Interest, net	0.6	1.1	0.8	1.4

Income from continuing operations before income taxes	2.9	1.4	2.3	1.4
Income tax provision	0.2	0.3	0.1	0.1

Income from continuing operations	2.7	1.1	2.2	1.3
Income (loss) from discontinued operations, net of taxes	1.1	1.0	(0.6)	1.7

Net income	3.8%	2.1%	1.6%	3.0%

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

      Healthcare revenues. Healthcare revenues for the quarter ended September 30, 2003 increased $28.7 million, or 25.7%, from $111.5 million for the quarter ended September 30, 2002 to $140.2 million for the quarter ended September 30, 2003. Healthcare revenues in 2003 included $10.3 million of revenue growth resulting from contracts added in 2002 and 2003 through marketing activities. Contracts in place at December 31, 2001 and continuing beyond September 30, 2003, provided additional revenue of $15.7 million during the third quarter of 2003 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire quarter during both 2003 and 2002 experienced revenue growth of 14.1%. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $2.7 million as a result of new contracts added in 2002 and 2003. As discussed in the discontinued operations section below, all contracts that expired subsequent to January 1, 2002 have been classified as discontinued operations.

      Healthcare expenses. Healthcare expenses for the quarter ended September 30, 2003 increased $26.5 million, or 25.4%, from $104.1 million for the quarter ended September 30, 2002 to $130.6 million for the quarter ended September 30, 2003. Expenses related to new contracts from marketing activities accounted for $8.9 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.3% in 2003 as compared to 2002. This decrease results primarily from increases in revenues associated with the Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $0.1 million and $0.3 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the quarter ended September 30, 2003 and 2002, respectively.

      Selling, general and administrative expenses. Selling, general and administrative expenses were $3.7 million, or 2.6% of revenue, for the quarter ended September 30, 2003 as compared to $3.4 million, or 3.0% of revenue, for the quarter ended September 30, 2002. The percentage of revenue decrease is primarily the result of the increased revenue discussed above. Approximately $0.2 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during each of the quarters ended September 30, 2003 and 2002.

      Depreciation and amortization. Depreciation and amortization expense for each of the quarters ended September 30, 2003 and 2002 was $1.0 million and $1.2 million, respectively.

      Interest, net. Net interest expense decreased to $0.9 million, or 0.6% of revenue, for the quarter ended September 30, 2003 from $1.2 million, or 1.1% of revenue, for the quarter ended September 30, 2002. This decrease is primarily the result of a reduction in the level of debt outstanding.

      Income tax provision. The provision for income taxes for the quarter ended September 30, 2003 was $0.3 million, or 0.2% of revenue, as compared with a provision of $0.3 million, or 0.3% of revenue, for the quarter ended September 30, 2002. The Company established a 100% valuation allowance in the fourth quarter of 2001 related to its deferred tax assets.

      Income from continuing operations. Income from continuing operations for the quarter ended September 30, 2003 was $3.7 million, as compared with $1.2 million for the quarter ended September 30, 2002, as the result of the factors discussed above.

      Income from discontinued operations, net of taxes. Income from discontinued operations for the quarter ended September 30, 2003 was $1.6 million as compared with $1.1 million for the quarter ended September 30, 2002. Income from discontinued operations represents the operating results of the Company’s contracts that have expired or otherwise been terminated subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 3 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144. Approximately $1.3 million and $0.8 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the quarters ended September 30, 2003 and 2002, respectively.

      Also included in income from discontinued operations for 2003 is a third quarter decrease in the reserve for loss contracts of $1.7 million. On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company will pay HCS net consideration of $5.6 million in 21 monthly installments, commencing October 31, 2003, and continuing through June 30, 2005. The net consideration of $5.6 million is comprised of payments of $6.5 million to assume the Company’s obligations under the Kansas DOC contract, less $0.9 million of fixed assets and inventory purchased from the Company by HCS.

      As a result of the financial terms of the Company’s agreement with HCS, the Company has reclassified $6.5 million of its reserve for loss contracts to accounts payable on the Company’s consolidated balance sheet. The Company has also recorded a gain of $1.7 million, in the third quarter of 2003, to reduce its reserve for loss contracts.

      Net income. Net income for the quarter ended September 30, 2003 was $5.3 million, or 3.8% of revenue, as compared with net income of $2.3 million, or 2.1% of revenue, for the quarter ended September 30, 2002 as the result of the factors discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Healthcare revenues. Healthcare revenues for the nine months ended September 30, 2003 increased $76.1 million, or 23.7%, from $321.2 million for the nine months ended September 30, 2002 to $397.3 million for 2003. Healthcare revenues in the first nine months of 2003 included $23.6 million of revenue growth resulting from contracts added in 2002 and 2003 through marketing activities. Contracts in place at December 31, 2001 and continuing beyond September 30, 2003, provided additional revenue of $40.6 million during the first nine months of 2003 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire nine months during both 2003 and 2002 experienced revenue growth of 12.3%. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $11.9 million as a result of new contracts added in 2002 and 2003. As discussed in the discontinued operations section below, all contracts that expired subsequent to January 1, 2002 have been classified as discontinued operations.

      Healthcare expenses. Healthcare expenses for the nine months ended September 30, 2003 increased $70.3 million, or 23.3%, from $300.9 million for the nine months ended September 30, 2002 to $371.2 million in 2003. Expenses related to new contracts from marketing activities accounted for $20.4 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.3% in 2003 as compared to 2002. This decrease results primarily from increases in revenues associated with the Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $0.3 million and $2.4 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the nine months ended September 30, 2003 and 2002, respectively.

      Reduction in loss contract reserve. In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between the Company’s subsidiary and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company recorded a gain of $3.3 million in the second quarter of 2002 to reduce its reserve for loss contracts. From July 1, 2002 to September 30, 2002, the Company provided services to the City of Philadelphia under a transition arrangement. On September 30, 2002, the Company and the City of Philadelphia entered into a new contract amendment under which the Company is continuing to provide healthcare services to the City of Philadelphia under modified contract terms.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ending September 30, 2003 decreased $0.3 million from $11.0 million, or 3.4% of revenues, for the nine months ended September 30, 2002 to $10.7 million, or 2.7% of revenues, in 2003. The percentage of revenue decrease is primarily the result of the increased revenue discussed above and a reduction in salary expense that occurred in the fourth quarter of 2002. Approximately $0.5 million and $0.9 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the nine months ended September 30, 2003 and 2002, respectively.

      Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2003 decreased $0.2 million from $3.5 million for the nine months ended September 30, 2002 to $3.2 million in 2003. This overall decrease is primarily the result of a reduction in amortization associated with certain contract intangibles that became fully amortized in December 2002 which was partially offset by an increase in quarterly amortization of $0.2 million, due to an adjustment, in the third quarter of 2002, of the estimated life for a portion of the Company’s contract intangibles from 20 years to 10 years.

      Interest, net. Net interest expense decreased to $2.9 million, or 0.8% of revenue, for the nine months ended September 30, 2003 from $4.6 million, or 1.4% of revenue, for the nine months ended September 30, 2002. This decrease is primarily the result of a reduction in the level of debt outstanding.

      Income tax provision. The provision for income taxes for the nine months ended September 30, 2003 was $0.7 million, or 0.1% of revenue, as compared with $0.2 million, or 0.1% of revenue, for the nine months ended September 30, 2002. Due to the Company’s net income in 2003, the Company’s deferred tax valuation allowance, established in the fourth quarter of 2001, was reduced $2.8 million from $11.3 million at December 31, 2002 to $8.5 million at September 30, 2003 as a reduction to income tax provision.

      Income from continuing operations. Income from continuing operations for the nine months ended September 30, 2003 was $8.6 million, or 2.2% of revenue, as compared with $4.3 million, or 1.3% of revenue, for the nine months ended September 30, 2002 as the result of the factors discussed above.

      Income (loss) from discontinued operations, net of taxes. Loss from discontinued operations for the nine months ended September 30, 2003 was $2.3 million, as compared with income from discontinued operations of $5.3 million for the nine months ended September 30, 2002. Income from discontinued operations represents the operating results of the Company’s contracts that have expired or otherwise been terminated subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 3 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144. Approximately $3.6 million and $1.9 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the nine months ended September 30, 2003 and 2002, respectively.

      Also included in income (loss) from discontinued operations for 2003 is a second quarter increase in the reserve for loss contracts of $4.5 million and a third quarter decrease in the reserve for loss contracts of $1.7 million.

      During the second quarter of 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated. This increase in utilization was primarily the result of an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. As as result of the utilization increase, the Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses that may occur under the Kansas DOC contract which was to expire in June 2005.

      On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company will pay HCS net consideration of $5.6 million in 21 monthly installments, commencing October 31, 2003, and continuing through June 30, 2005. The net consideration of $5.6 million is comprised of payments of $6.5 million to assume the Company’s obligations under the Kansas DOC contract, less $0.9 million of fixed assets and inventory purchased from the Company by HCS.

      As a result of the financial terms of the Company’s agreement with HCS, the Company has reclassified $6.5 million of its reserve for loss contracts to accounts payable on the Company’s consolidated balance sheet. The Company has also recorded a gain of $1.7 million, in the third quarter of 2003, to reduce its reserve for loss contracts. This reduction in the reserve, as well as the second quarter increase in the reserve of $4.5 million, are reflected as components of income (loss) from discontinued operations, net of tax, in the Company’s statements of operations.

      Net income. Net income for the nine months ended September 30, 2003 was $6.3 million, or 1.6% of revenue, as compared with net income of $9.6 million, or 3.0% of revenue, for the nine months ended September 30, 2002 as the result of the factors discussed above.

Liquidity and Capital Resources

      Overview

      The Company generated net income of $6.3 million for the nine months ended September 30, 2003 compared to net income of $9.6 million for the nine months ended September 30, 2002. The Company had stockholders’ equity of $23.5 million at September 30, 2003 as compared to $14.3 million at December 31, 2002. The Company’s cash and cash equivalents increased to $8.7 million at September 30, 2003 from $3.8 million at December 31, 2002, an increase of $4.9 million. The increase in cash was primarily the result of increased cash flows from operations and a reduction of restricted cash. Restricted cash was $6.3 million at December 31, 2002.

      Cash flows from operating activities represents the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. The increase in cash flows from operating activities of $7.2 million for the nine months ended September 30, 2003 was due to increased gross margins and a reduction in interest expense, resulting from reductions in debt outstanding and the refinancing of our revolving credit facility in October 2002. Additionally, in 2003 we recorded a net increase to our reserve for loss contracts of $2.8 million as compared to a reduction of the reserve for loss contracts of $3.3 million in 2002. During 2003 we reduced accounts receivables by $8.4 million as compared to an increase of $2.0 million during 2002. The reduction in accounts receivables was the combined result of improved payments terms on new contracts and a reduction in days sales outstanding due to collection efforts. Finally, in the third quarter of 2003, we received prepayments for services and professional liability insurance premiums associated with two corrections contracts. As a result of these prepayments our deferred revenue has increased $6.5 million during the nine months ended September 30, 2003 as compared with a $2.7 million increase for the same period in 2002. These favorable changes in working capital were partially offset by a decrease of $1.2 million in accounts payable during the nine months ended September 30, 2003 as compared to a $10.4 million increase in accounts payable for the same period in 2002.

      Cash flows used in financing activities during the nine months ended September 30, 2003 were $12.6 million and include net payments totaling $21.8 million to reduce the amount of debt outstanding from $46.0 million at December 31, 2002 to $24.2 million at September 30, 2003. Also included in cash flows used in financing activities during the first nine months of 2003 were cash receipts of $2.8 million resulting from option exercises and issuance of common stock under an employee stock purchase plan and $6.3 million resulting from the elimination of restricted cash balances.

      Credit Facility

      The Company’s primary sources of liquidity are cash flows from operating activities and borrowings under its credit facility. On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a $55.0 million revolving credit facility (the “Revolver”) and a $5.0 million term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility (the “Prior Credit Facility”) at which time the Company wrote-off approximately $0.7 million of deferred loan costs related to the Prior Credit Facility.

      The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2003, the Company had borrowings outstanding under the CapitalSource Credit Facility totaling $24.2 million and $19.1 million available for additional borrowing, based on the Company’s collateral base and outstanding standby letters of credit on that date.

      In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At September 30, 2003, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds. Prior to this amendment, the performance bonds were collateralized by restricted cash. As a result of this amendment, the Company is no longer required to maintain the restricted cash balances that were previously used as collateral for the performance bonds.

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

      Under the terms of the CapitalSource Credit Facility, the Company is required to pay a monthly unused line fee equal to an annual rate of 0.6% on the Revolver Capacity less the actual average borrowings outstanding under the Revolver for the month, and the balance of any outstanding letters of credit.

      All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Capital Source Credit Facility, requires the Revolver to be classified as a current liability, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue (“EITF”) No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-

Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if the lender determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

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

      The CapitalSource Credit Facility also requires the Company to maintain a minimum fixed charge coverage ratio of 1.5 on a rolling three-month basis. The CapitalSource Credit Facility defines the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. In addition, the Company is required to maintain a minimum fixed charge ratio of 1.75 calculated using the most recent twelve-month period.

      The Company was in compliance with these financial covenants as of September 30, 2003.

      The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions, including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

      The Company is dependent on the availability of borrowings pursuant to the CapitalSource Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2003 and 2004. Management believes that the Company can comply with the terms of the CapitalSource Credit Facility and meet its expected obligations throughout 2003 and 2004. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

      Other Financing Transactions

      At September 30, 2003, the Company had standby letters of credit outstanding totaling $4.0 million which were collateralized by a reduction of availability under the Credit Facility.

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

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined by FIN 46. FIN 46 requires an assessment of contractual arrangements to determine if they represent interests in variable interest entities. Variable interest entities created prior to February 1, 2003, will be subject to the consolidation provisions of FIN 46 beginning in fiscal periods ending after December 15, 2003. Variable interest entities created subsequent to February 1, 2003 are subject to the consolidation provisions currently. Additionally, disclosures are required currently if the Company expects to consolidate any variable interest entities in the future. The Company is continues to evaluate the consolidation requirements of FIN 46 with respect to variable interest entities created prior to February 1, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. A hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the Credit Facility, as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.8% and 1.4% of the Company’s revenues, respectively, for the nine month periods ended September 30, 2003 and 2002. Debt of $24.2 million at September 30, 2003 represents 14.8% of the Company’s total liabilities and stockholders’ equity.

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

      As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company was successful on its appeal of a summary judgment granted against it on an indemnification claim by the insurer of a client. The case has been remanded to the lower court in accordance with the appelate opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services, Inc. (a wholly owned subsidiary of the Company and “PHS”) in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The Company expects to be able to apply for release of its appeal bond in the amount of $2.0 million, which has been classified as a deposit and included in prepaid expenses and other current assets on its Consolidated Balance Sheets. As of September 30, 2003, the Company has reserved approximately $461,000 related to costs associated with this proceeding. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The Company believes it will be successful at the trial court level. In the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.

      In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2003 and December 31, 2002. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

      (A) Exhibits

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002)

3.2	—	Amended and Restated Bylaws of America Service Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002)

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002)

10.1	—	Contract between Prison Health Services, Inc. and the Commonwealth of Pennsylvania Department of Corrections (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 28, 2003)

10.2	—	Amendment No. 9 — Assignment of Agreement Between Kansas Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.3	—	General Assignment, Novation and Assumption Agreement between Prison Health Services, Inc. and Health Cost Solutions, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 22, 2003)

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer Pursuant to Form of Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Form of Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 14 to the condensed consolidated financial statements in this report.

      (B) Reports on Form 8-K

On July 28, 2003, the Company furnished a Form 8-K under Item 12 related to its press release dated July 28, 2003 containing information about the Company’s financial position or results of operations for the quarterly period ended June 30, 2003.

On August 22, 2003, the Company filed a Form 8-K under Item 5 relating to its press release dated August 22, 2003 which announced it had executed an agreement with the Kansas Department of Corrections (Kansas DOC) to assign the Kansas DOC contract to Health Cost Solutions, Inc. (HCS) effective October 1, 2003. The Company had expected the contract to continue until June 30, 2005.

On August 28, 2003, the Company filed a Form 8-K under Item 5 relating to its press release dated August 28, 2003 which announced that its wholly owned subsidiary, Prison Health Services, Inc. had executed a contract with the Commonwealth of Pennsylvania Department of Corrections to provide statewide medical services, commencing September 1, 2003.

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

Dated: November 14, 2003