Form 10-K
period 2003-12-31
AMERICA SERVICE GROUP INC /DE
filed 2004-03-15
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2003 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $112,471,625. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 10, 2004 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $239,336,871. As of June 30, 2003 and March 10, 2004, the registrant had 6,333,581 and 7,075,817 shares of Common Stock outstanding, respectively.

Documents Incorporated by Reference

     Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on June 16, 2004 are incorporated by reference in Part III.

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

General

     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA”), Correctional Health Services, LLC (“CHS”) and Secure Pharmacy Plus, LLC (“SPP”), contracts to provide managed healthcare services, including the distribution of pharmaceuticals, to over 230 correctional facilities throughout the United States. The Company is the leading non-governmental provider of correctional healthcare and pharmacy services in the United States.

     ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

Correctional Healthcare Services

     The Company contracts with state, county and local governmental agencies to provide healthcare services to inmates of prisons and jails. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental entities, none of which are dependent on third party payment sources. The Company provides a wide range of on-site healthcare programs, as well as off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed through subcontract arrangements with independent doctors and local hospitals. For the year ended December 31, 2003, revenues from correctional healthcare services accounted for 92.6% of the Company’s healthcare revenues from continuing operations and discontinued operations combined.

     The following table sets forth information regarding the Company’s correctional healthcare and pharmacy contracts.

	Historical December 31,
	2003	2002	2001	2000	1999
Number of correctional contracts(1)	120	129	145	130	106
Average number of inmates in all facilities covered by correctional contracts(2)	272,175	182,327	194,137	176,563	132,304

(1)	Indicates the number of contracts in force at the end of the period specified and includes EMSA Military and SPP contracts since acquisition.

(2)	Based on an average number of inmates during the last month of each period specified. The 2003 inmate count also includes inmates under non-comprehensive medical management programs and independent pharmacy distribution contracts which were not included in prior years.

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

     Services Provided. Generally, the Company’s obligation to provide medical services to a particular inmate begins upon the inmate’s booking into the correctional facility and ends upon the inmate’s release. Emphasis is placed upon early identification of serious injuries or illnesses so that prompt and clinically-effective treatment is commenced.

     Medical services provided on-site include physical and mental health screening upon intake. Screening includes the compilation of the inmate’s health history and the identification of any current, chronic or acute healthcare needs. After initial screening, services provided may include regular physical and dental screening and care, psychiatric care, OB-GYN screening and care and diagnostic testing. Hospitalization is provided off-site at acute-care hospitals under contract to the Company. Sick call is regularly conducted and physicians, nurse practitioners, physicians’ assistants and others are also involved in the delivery of care on a regular basis. Necessary medications are administered by nursing staff.

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

     The National Commission on Correctional Health Care (the “NCCHC”) and the American Correctional Association (“ACA”) set standards for the correctional healthcare industry and offers accreditation to facilities that meet its standards. These standards provide specific guidance related to a service provider’s operations including administration, personnel, support services such as hospital care, regular services such as sick call, records management and medical and legal issues. Although accreditation is voluntary, many contracts require compliance with NCCHC or ACA standards.

     Contract Provisions. The Company’s contracts with correctional institutions typically fall into one of three general categories: fixed fee, population based, or cost plus a margin. For fixed fee contracts, the Company’s revenues are based on fixed monthly amounts established in the service contract. The Company’s revenues for population based contracts are based either on a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or on a per diem rate times the average inmate population for the period of service. For cost plus contracts, the Company’s revenues are based on actual expenses incurred during the service period plus a contractual margin.

     Some contracts provide for annual increases in the fixed fee based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate of its costs of services when bidding and negotiating the fixed fee for future years. The Company often bears the risk of increased or unexpected costs, which could result in reduced profits or cause it to sustain losses when costs are higher than projected and increased profits when costs are lower than projected. Certain contracts also contain financial penalties when performance or staffing criteria are not achieved.

     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in certain of the Company’s contracts through aggregate pools for off-site expenses, stop loss provisions, cost plus fee arrangements or the entire exclusion of off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as utilization or pharmaceutical costs. While such provisions serve to mitigate the Company’s exposure to losses resulting from cost fluctuations in the specified cost categories, the Company will still experience variances in its margin percentage on these contracts as the additional revenue under these contract provisions is typically equal to the additional costs incurred by the Company. Many contracts contain termination clause provisions which allow the Company to terminate the contract under agreed-upon notice periods. The ability to terminate a contract serves to mitigate the Company’s risk of increasing costs of services being provided. Contracts accounting for approximately 98% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2003 contain one or more of the risk-mitigating provisions.

     Contracts accounting for approximately 32% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2003 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. However, only 12% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2003 results from such contracts which do not contain a termination clause provision which allows the Company to terminate the contract under agreed-upon notice periods.

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

     The Company maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. The current automated utilization review program is an integral part of the services provided at each facility. The system is designed to ensure that the medical care rendered is medically necessary and is provided safely in a clinically appropriate setting while maintaining traditional standards of quality of care. The system provides for determinations of medical necessity by medical professionals through a process of pre-authorization and concurrent review of the appropriateness of any hospital stay. The system seeks to identify the maximum capability of on-site healthcare units to allow for a more timely discharge from the hospital back to the correctional facility. The utilization review staff consists of doctors and nurses who are supported by medical directors at the regional and corporate levels.

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

     Bid Process. Contracts with governmental agencies are obtained primarily through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal (“RFP”) is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the technical quality of the proposal, the bid price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. If the committee does not award a contract, the correctional agency will continue to provide healthcare services to its inmates with its own personnel.

     Certain RFPs for significant contracts require the bidder to post a bid bond or performance bond. These bonding requirements may cover one year or up to the length of the contract and, at December 31, 2003, generally ranged between 10% and 100% of the annual contract fee.

     A successful bidder must often agree to comply with numerous of additional requirements regarding record-keeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements, emergency healthcare needs of corrections employees and other matters. If a violation of the terms of an applicable contractual or statutory provision occurs, a contractor may be debarred or suspended from obtaining future contracts for specified periods of time in the applicable location. The Company has never been debarred or suspended in any jurisdiction.

     Marketing. The Company gathers, monitors and analyzes relevant information on potential jail and prison systems which meet predefined new business criteria. These criteria include facility size, location, revenue and margin potential and exposure to risk. The Company then devotes the necessary resources in securing new business.

     The Company is the largest provider of healthcare services to county/municipal jails and detention centers. The Company will continue to focus its business development efforts on these facilities where stabilization and treatment of the population is the primary mission. The Company will also continue to pursue certain opportunities at state prison systems, where in many cases, services are provided to a larger system with a more permanent population. Due to the more permanent population at the state prison facilities, the primary healthcare mission shifts to disease management and treatment.

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

     Management believes that the constitutional requirement to provide healthcare to inmates, an increasing inmate population and medical Consumer Price Index, combined with public sector budget deficits, will continue the trend towards privatization of correctional healthcare and present opportunities for revenue growth for the Company.

Pharmaceutical Distribution Services

     The Company, through its wholly owned subsidiary, SPP, contracts with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. SPP’s contracts typically cover one year with renewals upon agreement of both parties. SPP utilizes a packaging and distribution center to fill prescriptions and ship pharmaceuticals to over 370 sites in 33 states covering over 235,000 inmates.

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

     SPP is the largest non-governmental provider of correctional pharmacy services in the United States with 2003 revenues of approximately $76 million, $33 million of which relates to services provided for Company-contracted sites, which are eliminated in consolidation. For the year ended December 31, 2003, revenues from correctional pharmacy services, excluding revenues eliminated in consolidation, accounted for approximately 7.4% of the Company’s healthcare revenues from continuing operations and discontinued operations combined.

Risk Management

     For contracts where the Company’s exposure to the risk of inmates’ catastrophic illness or injury is not limited, the Company maintains stop loss insurance to cover 100% of the Company’s exposure with respect to hospitalization for annual amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million. The Company believes this insurance mitigates its exposure to unanticipated expenses of catastrophic hospitalization. See “Correctional Healthcare Services — Contract Provisions.”

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

     As of December 31, 2003, the Company had approximately 6,350 employees, including approximately 800 doctors and 3,050 nurses. The Company also had under contract approximately 300 independent contractors, including physicians, dentists, psychiatrists and psychologists. Of the Company’s employees, approximately 1,150 are represented by labor unions. The Company believes that its employee relations are good.

Competition

     The business of providing correctional healthcare services to governmental entities is highly competitive. The Company is in direct competition with local, regional and national correctional healthcare providers. The Company estimates that it has approximately 9.3% of the combined privatized and non-privatized market, based on estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 7.7% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 2.1% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market.

Major Contracts

     The Company’s operating revenue with respect to its correctional healthcare operations is derived primarily from contracts with state, county and local governmental entities. The Company’s Rikers Island, New York contract accounted for approximately 15.2% of the healthcare revenues from continuing and discontinued operations for the year ended December 31, 2003 on a combined basis. No other contract accounted for 10.0% or more of such revenues during the year ended December 31, 2003.

     Rikers Island Contract. The Company, through its subsidiary, PHS, entered into a contract with the New York City Health and Hospitals Corporation (“HHC”), effective January 1, 2001, to provide, among other things, medical healthcare services to inmates held by the Commissioner of the New York City Department of Corrections. The original term of the contract was three years, with HHC having the option to extend the term for an additional year. During 2003, HHC exercised its option to extend the contract for an additional year through December 31, 2004. Also during 2003, HHC assigned this contract to the New York City Department of Health and Mental Hygiene (“NYCDOH”). For the Company’s services, NYCDOH pays the Company the cost of providing the services rendered under the contract plus 4.25% of reimbursable costs. The Company is subject to mandatory staffing requirements under the contract. NYCDOH is required to indemnify the Company and its employees and independent contractors for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where the Company’s employees or independent contractors have engaged in intentional misconduct or a criminal act. Either party may terminate the contract without cause at any time on 12 months’ notice. Either party may terminate on ten days’ notice for a material breach of the contract subject to certain cure provisions.

     Maryland Department of Public Safety and Correctional Services. The Company through PHS, entered into the present Maryland contract with the Maryland Department of Public Safety and Correctional Services (“DPS”) on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for three years ending June 20, 2003, with DPS having the ability to renew the contract for two additional one year terms. The contract is presently in its first renewal term. DPS pays PHS a flat fee per month with certain limited cost sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The contract also contains provisions that allow DPS to assess penalties if certain staffing or performance criteria are not maintained. The flat fee paid to PHS is increased annually based on a portion of the consumer price index. DPS may terminate the contract by giving notice at least ninety days before the end of a yearly term. PHS does not have a similar ability to terminate the contract. Under the terms of the contract the Company must maintain a performance bond.

     Commonwealth of Pennsylvania Department of Corrections. The Company, through PHS, entered into a new contract with the Commonwealth of Pennsylvania Department of Corrections (“DOC”) on September 1, 2003, for a period of five years for medical services exclusive of mental health and pharmacy. The contract covers the entire 27 Pennsylvania prison system facilities. The DOC pays PHS a flat rate per month, which is adjusted for changes in inmate population levels. Under the terms of the contract, the Company is reimbursed for the costs of the medical malpractice insurance related to this contract and its exposure to off-site medical costs related to this contract is limited to a specified maximum amount. The DOC may terminate the contract on six months notice. After the first eighteen months, PHS may terminate the contract without cause subject to a nine month notice to the DOC.

Cautionary Statements

     All statements made by the Company that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially are the following: termination or expiration of contracts; losses from contracts that the Company cannot terminate; changes in performance bonding requirements; the complexity of and potential changes in government contracting procedures; the risk of debarment or suspension from obtaining future contracts; general business and economic conditions; the results of ongoing litigation or investigations; and the other risk factors described in the Company’s reports filed from time to time with the Securities and Exchange Commission. Certain of these factors are described in greater detail below.

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

     Dependence on Government Funding. The Company’s cash flow is subject to the receipt of sufficient funding of, and timely payment by, the government entities with which it contracts. If a government entity does not receive sufficient funding to cover its obligations under a healthcare services contract, the contract may be terminated or payment for the Company’s services could be delayed. The termination of contracts or a significant delay in payment could adversely affect the Company’s results of operations or cash flows.

     Privatization of Government Services, Competition and Correctional Population. The Company’s future revenue growth will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes that more than $55 million in annualized correctional healthcare contract revenues were newly privatized in 2003 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow at historical rates or at all, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.

     Competition. The business of providing correctional healthcare services to governmental agencies is highly competitive. The Company is in direct competition with local, regional and national correctional healthcare providers. The Company estimates that it has approximately 9.3% of the combined privatized and non-privatized market, based on national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 7.7% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 2.1% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to underbid the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share. Any of these results could seriously harm its business and operating results.

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

     Exposure to Catastrophic Events. Contracts accounting for approximately 32% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2003 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. However, only 12% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2003 results from such contracts which do not contain a termination clause provision which allows the Company to terminate the contract under agreed-upon notice periods. Although the Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits and has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, there can be no assurance that the Company will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.

     Dependence on Key Personnel. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Company has employment contracts with Michael Catalano, Chairman, President and Chief Executive Officer; Richard D. Wright, Vice Chairman of Operations; Lawrence H. Pomeroy, Senior Vice President and Chief Development Officer; and Michael W. Taylor, Senior Vice President and Chief Financial Officer, as well as certain other key personnel. The Company does not maintain key man life insurance for any member of its senior management.

     Dependence on Healthcare Personnel. The Company’s success depends on its ability to attract and retain highly skilled healthcare personnel. A shortage of trained and competent employees and/or independent contractors may result in overtime costs or the need to hire less efficient and more costly temporary staff. Attracting qualified nurses at a reasonable cost in some markets has been and continues to be of concern to the Company. Approximately 36% of the Company’s contracts contain financial deductions that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2003, the Company incurred revenue deductions related to these criteria totaling approximately $2.1 million, 0.4% of the Company’s healthcare revenues from continuing operations and discontinued operations combined. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to gain new contracts.

     Corporate Exposure to Professional Liability. The Company periodically becomes involved in medical malpractice claims with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. The Company may be vicariously liable for the negligence of healthcare professionals with whom it contracts. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional and general liability insurance under which it is subject to substantial self-insurance risks resulting from the use of large deductible policies in 2000 and 2001 and the use of adjustable premium policies in 2002 and 2003. Management establishes reserves for the estimated losses that will be incurred under these insurance policies using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. The Company requires its independent contractors to maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. However, there can be no assurance that a future claim or claims will not exceed management’s loss estimates or the limits of available insurance coverage.

     Recently, the cost of malpractice and other liability insurance has risen significantly. Adequate levels of insurance may not continue to be available at a reasonable price. The Company is dependent on the financial health of the insurance carriers with whom it has insurance policies. Failure to obtain sufficient levels of professional liability insurance or a deterioration in an insurance carrier’s financial health may expose the Company to significant losses.

     Dependence on Credit Facility. The Company’s debt consists of a credit facility dated October 31, 2002 with CapitalSource Finance LLC. The credit facility requires the Company to meet certain financial covenants related to minimum levels of earnings. The financial covenants contained in the credit facility are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in this Annual Report on Form 10-K.

     The Company is dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2004. However, should the Company fail to meet its projected results or fail to remain in compliance with the terms of the credit facility, it may be forced to seek alternative sources of financing in order to fund its working capital needs. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.

     Legislative changes. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HIPAA includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The Company does not electronically file at present, but may do so in the future, subjecting it to regulations of HIPAA.

     Performance bonds. The Company is required under certain contracts to provide a performance bond. At December 31, 2003, the Company has outstanding performance bonds totaling $27.9 million. The performance bonds are renewed on an annual basis. The market for performance bonds was severely impacted by certain recent corporate failures and the events of September 11, 2001 and continues to be impacted by general economic conditions. Consequently, the sureties for the Company’s performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The letters of credit which the Company utilizes as collateral for its performance bonds reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.

     Outcome of Florida Attorney General Investigation. The Company is in discussions with the Florida Attorney General’s office related to allegations that the Company may have played an indirect role in the improper billing of Medicaid by independent providers treating incarcerated patients (see discussion under Item 3. Legal Proceedings). It is possible that this matter could result in a material impact on the Company’s financial results as a result of ongoing legal fees related to the matter, potential litigation by the Florida Attorney General’s office or a potential negotiated settlement.

Other Available Information

     The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities & Exchange Commission (“SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies of these documents available to the public free of charge through its web site at http://www.asgr.com or by contacting its Corporate Secretary at its principal offices, which are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027, telephone number (615) 373-3100.

Item 2. Properties

     The Company occupies approximately 33,528 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in April 2009. The Company leases additional office facilities in Franklin, Tennessee; Baltimore and Jessup, Maryland; Alameda, California; Topeka, Kansas; Sunrise, Florida; Verona, New Jersey; Boise, Idaho; Indianapolis, Indiana; Richmond, Virginia; Whitestone, New York; East Pennsboro Township, Pennsylvania; Montgomery, Alabama; and Concordville, Pennsylvania. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

Item 3. Legal Proceedings

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appelate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against PHS in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. In the fourth quarter of 2003, the Company’s appeal bond in the amount of $2.0 million was released. At December 31, 2002, the amount paid for the appeal bond was classified as a deposit and included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The Company believes it will be successful at the trial court level. However, in the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company has entered into possible settlement negotiations with the plaintiffs. As of December 31, 2003, the Company has reserved approximately $500,000 related to probable costs associated with this proceeding.

     Florida Attorney General investigation. Two of the Company’s operating subsidiaries, EMSA and PHS, have been involved in a sporadic investigation by the Florida Attorney General’s office related to Medicaid reimbursement issues from December 1, 1998 to the present. The Company acquired EMSA in early 1999. Although neither the Company nor its subsidiaries have ever billed Medicaid for reimbursement, the Florida Attorney General’s office has been investigating allegations, first raised related to EMSA in 1997, that correctional healthcare providers may have played an indirect role in the submission by independent healthcare providers of unallowable Medicaid claims for the treatment of inmates. The Company and its subsidiaries are cooperating fully with the investigation. Based upon recent discussions with the Florida Attorney General’s office, the Company believes that the Florida Attorney General’s office intends to pursue a claim against the Company as part of the State’s industry-wide investigation of billing practices for inmate healthcare in Florida.

     As part of these ongoing discussions, the Company requested the medical claims data from the Florida Attorney General’s office that formed the basis for such allegations. This data identifies approximately $3.25 million of Medicaid payments to independent providers from December 1998 through 2003. The Company is currently in the process of reviewing the data and comparing it with its own and other publicly available records to determine the best course of action to resolve this matter. Subject to further analysis of the data by the Company and the Florida Attorney General’s office, the total value of the Medicaid payments in question to independent providers may be more or less than $3.25 million. Should a settlement of this matter become necessary, the Company is not able to predict whether the amount of a settlement would be more or less than $3.25 million. In addition to restitution of amounts ultimately identified as the responsibility of the Company, some portion or all of such Medicaid payments may be subject to additional fines and penalties. The Company will continue to cooperate with the Florida Attorney General’s office to seek a prompt, appropriate resolution. It is possible that this matter could result in a material impact on the Company’s financial results as a result of ongoing legal fees related to the matter, potential litigation by the Florida Attorney General’s office or a potential negotiated settlement. At this time, the Company cannot quantify or predict the actual impact of this matter on the Company’s financial results. Given the uncertain financial resolution of this matter, no contingent liability has been accrued at this time.

     Other matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2003. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock is traded on The Nasdaq Stock Market’s National Market System under the symbol “ASGR.” As of March 10, 2004, there were approximately 36 registered holders of record of the Company’s common stock. The high and low bid prices of the Company’s common stock as reported on The Nasdaq Stock Market during each quarter from January 1, 2002 through December 31, 2003 are shown below:

Quarter Ended	High	Low
March 31, 2002	$8.11	$3.75
June 30, 2002	13.00	6.75
September 30, 2002	13.25	8.98
December 31, 2002	17.00	9.30
March 31, 2003	17.22	10.70
June 30, 2003	18.13	11.85
September 30, 2003	21.25	16.42
December 31, 2003	35.78	20.65

     The Company did not pay cash dividends on its common stock during the years ended December 31, 2003 and 2002. The Company does not presently intend to pay cash dividends on its common stock because, under the terms of its credit facility, the Company is prohibited from paying cash dividends on its common stock.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
		(In thousands, except per share data)
Statement of Operations Data:
Healthcare revenues	$549,257	$433,781	$416,096	$269,316	$209,567
Income (loss) from continuing operations before income taxes	15,996	4,074	(27,970)	3,948	2,670
Income (loss) from continuing operations	15,115	3,743	(26,118)	2,190	1,603
Income (loss) from discontinued operations, net of taxes	(3,240)	8,158	(18,725)	5,617	3,037
Net income (loss) attributable to common shares	11,875	11,901	(45,006)	7,159	2,328
Net income (loss) per common share – basic:
Income (loss) from continuing operations	2.36	0.67	(4.97)	0.40	(0.20)
Income (loss) from discontinued operations, net of taxes	(0.50)	1.45	(3.53)	1.46	0.84
Net income (loss)	1.86	2.12	(8.50)	1.86	0.64
Net income (loss) per common share – diluted:
Net income (loss) from continuing operations	2.29	0.65	(4.97)	0.39	(0.20)
Net income (loss) from discontinued operations, net of taxes	(0.49)	1.43	(3.53)	1.01	0.84
Net income (loss)	1.80	2.08	(8.50)	1.40	0.64
Weighted average common shares outstanding – basic	6,398	5,603	5,292	3,854	3,613
Weighted average common shares outstanding – diluted	6,604	5,718	5,292	5,587	3,613
Cash dividends per share	—	—	—	—	—

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements describing the reclassification from continuing operations to discontinued operations of contracts terminating during 2002 and 2003, the financial impact for 2003 and 2002 of adjustments to the loss contract reserve and for 2001 of charges related to goodwill impairment, loss contracts and additional medical claims accruals. During 2000, the Company acquired certain assets of SPP and CPS and purchased all of the outstanding common stock of CHS in three separate purchase transactions. During 1999, the Company purchased all of the outstanding stock of EMSA Government Services, Inc. These acquisitions were accounted for under the purchase method of accounting and the results of operations of the acquired entities have been included in the Company’s consolidated operating results since the respective acquisition dates.

	As of December 31,
	2003	2002	2001	2000	1999
			(in thousands)
Balance Sheet Data:
Working capital (deficit)	$(19,887)	$(38,395)	$(3,826)	$15,573	$9,498
Total assets	158,423	176,048	160,380	161,402	98,727
Long-term debt, including current portion	3,559	45,996	58,100	56,800	25,500
Mandatory redeemable preferred stock	—	—	—	12,397	12,375
Mandatory redeemable common stock	—	—	—	—	1,842
Stockholders’ equity (deficit)	38,957	14,325	(3,554)	28,965	16,723

     The working capital deficit as of December 31, 2003, reflects the timing of receipt of revenues versus the payment for healthcare services provided under correctional healthcare services contracts. The working capital deficit as of December 31, 2003 and 2002, includes $365,000 and $41.1 million, respectively, of borrowings outstanding under the Company’s revolving credit facility. This revolving credit facility has a maturity date of October 31, 2005; however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facility have been classified as a current liability in accordance with the guidance in the Financial Accounting Standard Board’s Emerging Issues Task Force Consensus 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” or Note 11 to the Company’s Consolidated Financial Statements included in this Annual Report.

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

Critical Accounting Policies And Estimates

General

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue and cost recognition (including estimated medical claims),

•	loss contracts,

•	professional and general liability self-insurance retention,

•	other self-funded insurance reserves,

•	legal contingencies,

•	impairment of intangible assets and goodwill, and

•	income taxes.

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

Revenue and Cost Recognition

     The Company’s contracts with correctional institutions are principally fixed price contracts adjusted for census fluctuations. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by the correctional institution at will and without cause upon proper notice. The contracts typically contain certain risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

     Revenues are calculated based on the specific contract terms and fall into one of three general categories: fixed fee, population based, or cost plus a margin. For fixed fee contracts, revenues are recorded based on fixed monthly amounts established in the service contract. Revenue for population based contracts is calculated either as a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or by a per diem rate times the average inmate population for the period of service. For cost plus contracts, revenues are calculated based on actual expenses incurred during the service period plus a contractual margin. For contracts which include provisions limiting the Company’s exposure to off-site medical services utilization or pharmacy utilization, the Company recognizes the additional revenue that would be due from clients based on contract to date utilization compared to the corresponding pro rata contractual limit for such costs. Under all contracts, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.

     Revenues for the distribution of pharmaceutical and medical supplies are recognized upon delivery of the related products.

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care including the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using a claims payment lag methodology based upon historical payment patterns using actual utilization data including hospitalization, one day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. For contracts which have sufficient claims payment history, an actuarial analysis is also prepared monthly by an independent actuary to evaluate the adequacy of the accrual. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

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

     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its fourth quarter 2001 review, the Company identified five non-cancelable contracts that, based upon management’s projections, were expected to continue to incur negative gross margins over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas Department of Corrections (the “Kansas DOC”) contract, which was to expire on June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company recorded a gain of $3.3 million, in the second quarter of 2002, to reduce its reserve for loss contracts. From July 1, 2002 to September 30, 2002, the Company provided services to the City of Philadelphia under a transition arrangement. Subsequent to September 30, 2002, the Company is continuing to provide healthcare services to the City of Philadelphia under modified contract terms.

     During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated due to an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract, which was to expire in June 2005.

     During the second and third quarters of 2003, the Company participated in active discussions with the Kansas DOC related to a proposal from the Company that would significantly reduce the remaining length of the current contract. In response to the proposal, the Kansas DOC solicited and received proposals from several other vendors to provide healthcare services to the Kansas DOC. After the Kansas DOC’s evaluation of the proposals from the other vendors, in August 2003, the Company began discussions with Health Cost Solutions, Inc. (“HCS”) and the Kansas DOC related to a proposal pursuant to which HCS would assume the Company’s performance obligation under the Kansas DOC contract.

     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company agreed to pay HCS net consideration of $5.6 million in 21 monthly installments, commencing October 31, 2003 and continuing through June 30, 2005. The net consideration of $5.6 million is comprised of payments of $6.5 million to assume the Company’s obligations under the Kansas DOC contract, less $0.9 million related to fixed assets and inventory purchased from the Company by HCS.

     As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts. This reduction in the reserve, as well as the second quarter increase in the reserve of $4.5 million, are reflected as components of income (loss) from discontinued operations, net of tax, in the Company’s statements of operations. At December 31, 2003, the Company’s payable to HCS totals $5.0 million, with $3.3 million classified as accounts payable and $1.7 million classified as a non-current liability on the Company’s Consolidated Balance Sheets.

     As of December 31, 2003, the Company had a loss contract reserve totaling $0.7 million, which relates to a county contract that expires on June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled $4.6 million and $6.0 million for the years ended December 31, 2003 and 2002, respectively. The amounts charged against the loss contract reserve during 2002 represented losses associated with all five of the contracts that were identified during 2001. The amounts charged against the loss contract reserve during 2003 relate only to the Kansas DOC contract discussed above and the remaining loss contract, a county contract, which expires on June 30, 2005.

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

Professional and General Liability Self-insurance Retention

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

     To mitigate a portion of this risk, the Company maintains its primary professional liability insurance program, principally on a claims made basis. However, the Company assumes significant self-insurance risks resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002 and 2003. For 2002 and 2003, the Company is covered by separate policies each of which contains a 42-month retro-premium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002 policy and its 2003 policy will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses related to known claims are provided for on an undiscounted basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis, which is obtained on a quarterly basis.

     At December 31, 2003, the Company’s reserves for known and incurred but not reported claims totaled $18.3 million. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known.

Other Self-funded Insurance Reserves

     At December 31, 2003, the Company has approximately $6.8 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. These estimates could change in the future.

Legal Contingencies

     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. When estimable, the Company accrues an estimate of the probable costs for the resolution of these claims. Such estimates are developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. Other than the potential impact of the two Florida matters discussed above in Item 3 – Legal Proceedings, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation.

Intangible Assets and Goodwill

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2003. Based on the results of this annual review, management has determined that goodwill is not impaired as of December 31, 2003. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

     The Company’s other identifiable intangible assets, such as customer contracts acquired in acquisitions and covenants not to compete, are amortized on the straight-line method over their estimated useful lives. The Company also assesses the impairment of its other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     Important factors taken into consideration when evaluating the need for an impairment review include the following:

•	significant underperformance or loss of key contracts relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the Company’s assets or in the Company’s overall business strategy; and

•	significant negative industry or economic trends.

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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At December 31, 2003 and December 31, 2002, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.

     The Company’s assessment of the valuation allowance could change in the future based upon its levels of pre-tax income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of December 31, 2003 was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS 109, removal of the valuation allowance related to these assets would result in a credit to additional paid in capital. If the valuation allowance of $9.4 million as of December 31, 2003 were to be removed in its entirety, the credit to paid in capital would amount to approximately $3.3 million. To the extent no valuation allowance is established for the Company’s deferred tax assets in future periods, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

Results of Operations

     The following table sets forth, for the years indicated, the percentage relationship to healthcare revenues of certain items in the Consolidated Statements of Operations.

	Year Ended December 31,
	2003	2002	2001
Healthcare revenues	100.0%	100.0%	100.0%
Healthcare expenses	93.0	93.9	96.2
Reduction in loss contract reserve	—	0.8	—
Charge for loss contracts	—	—	2.2

Gross margin	7.0	6.9	1.6
Selling, general and administrative expenses	2.7	3.4	4.6
Depreciation and amortization	0.7	1.1	1.7
Strategic initiative and severance expenses	—	—	0.6

Income (loss) from operations	3.6	2.4	(5.3)
Interest, net	0.7	1.3	1.4
Charge for early retirement of debt	—	0.2	—

Income (loss) from continuing operations before income taxes	2.9	0.9	(6.7)
Provision for income taxes (benefit)	0.1	0.1	(0.4)

Income (loss) from continuing operations	2.8	0.8	(6.3)
Income (loss) from discontinued operations, net of taxes	(0.6)	1.9	(4.5)

Net income (loss)	2.2	2.7	(10.8)
Preferred stock dividends	—	—	—

Net income (loss) attributable to common shares	2.2	2.7	(10.8)

     As noted under “Recently Issued Accounting Pronouncements” below, the Company is applying the discontinued operations provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), to all correctional healthcare service contracts that expire subsequent to January 1, 2002. SFAS No. 144 requires the Company to follow the income statement presentation format described in SFAS No. 144. The results of operations of contracts that expire, less applicable income taxes, are classified on the Company’s consolidated statements of operations separately from continuing operations. The presentation prescribed for discontinued operations requires the collapsing of healthcare revenues and expenses, as well as other specifically identifiable costs, into the income or loss from discontinued operations. Items such as indirect selling, general and administrative expenses or interest expense cannot be allocated to expired contracts. The application of the SFAS No. 144 accounting presentation to expired contracts has no impact on net income, earnings per share, total cash flows or stockholders’ equity. As a result of the application of SFAS No. 144, “healthcare revenues” and “healthcare expenses” on the Company’s consolidated statements of operations for any period presented will only include revenues and expenses from continuing contracts.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Healthcare revenues. Healthcare revenues for the year ended December 31, 2003 increased $115.5 million, or 26.6%, from $433.8 million in 2002 to $549.3 million in 2003. Healthcare revenues in 2003 included $21.5 million of revenue growth resulting from contracts added in 2002 through marketing activities. The Company also added five new correctional contracts in 2003. These new contracts in 2003 provided revenues in 2003 of $28.4 million. Contracts in place at December 31, 2002 and in continuing operations at December 31, 2003, produced an increase in revenue of $53.5 million during 2003 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire year during both 2003 and 2002, including any contracts that terminated on December 31, 2003 which are classified as discontinued operations, experienced healthcare revenue growth of 13.0%. In addition to these increases, SPP pharmaceutical distribution revenue increased $12.1 million as a result of new contracts added during 2003 and 2002. As discussed in the discontinued operations section below, all correctional healthcare service contracts that expired during 2002 and 2003 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the year ended December 31, 2003 increased $103.2 million, or 25.3%, from $407.3 million in 2002 to $510.5 million in 2003. Expenses related to new contracts from marketing activities accounted for $42.2 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.9% in 2003 as compared to 2002. This decrease results primarily from a reduction in staffing costs as a percentage of revenue and revenue increases from the Company’s ongoing efforts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs, when renewing or negotiating contracts.

     Reduction in loss contract reserve. In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the then remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3.3 million, in the second quarter of 2002, to reduce its reserve for loss contracts.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2003 increased $468,000 from $14.4 million, or 3.4% of revenues, in 2002 to $14.9 million, or 2.7% of revenues, in 2003. The percentage of revenue decrease in selling, general and administrative expenses is primarily the result of the increase in healthcare revenues from continuing operations.

     Depreciation and amortization. Depreciation and amortization expense decreased from $4.7 million in 2002 to $4.2 million in 2003 primarily as a result of contract intangibles that became fully amortized during 2002.

     Interest, net. Net interest expense decreased to $3.7 million or 0.7% of revenue in 2003 from $5.8 million or 1.3% of revenue in 2002 primarily as a result of a reduction in borrowings outstanding.

     Charge for early retirement of debt. On October 31, 2002, the Company entered into a new $60 million revolving credit and term loan agreement. An initial advance pursuant to the new agreement was used to retire all indebtedness outstanding under the Company’s previous secured credit facility. The Company incurred a one-time charge of $726,000 in the fourth quarter of 2002 for early debt retirement. The charge represents the write-off of the remaining unamortized loan arrangement fees related to the Company’s previous secured credit facility.

     Income tax provision. The provision for income taxes for the year ended December 31, 2003 was $881,000 or 0.1% of revenue, as compared with $331,000 or 0.1% of revenue in 2002. These amounts represent state income taxes paid and are significantly lower than the Company’s statutory tax rate due to the valuation allowance that has been applied to the Company’s deferred tax assets.

     Income from continuing operations. Income from continuing operations for the year ended December 31, 2003 was $15.1 million, or 2.8% of revenue, as compared with $3.7 million, or 0.8% of revenue in 2002. The increase is due to the factors discussed above.

     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations for the year ended December 31, 2003 was $3.2 million, or 0.6% of revenue, as compared with income from discontinued operations of $8.2 million, or 1.9% of revenue in 2002. Income (loss) from discontinued operations represents the operating results of the Company’s contracts that expired during the years ended December 31, 2003 and 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 2 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144.

     Approximately $3.7 million and $2.4 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the years ended December 31, 2003 and 2002, respectively.

     During the second quarter of 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated primarily as the result of an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. As result of the utilization increase, the Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract which was to expire in June 2005. This increase in the reserve for loss contracts has been included in income (loss) from discontinued operations.

     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. As a result of the financial terms of the Company’s agreement with HCS, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, in the third quarter of 2003, to reduce its reserve for loss contracts. This decrease in the reserve for loss contracts has been included in income (loss) from discontinued operations.

     Net income attributable to common shares. Net income attributable to common shares for the year ended December 31, 2003 was $11.9 million or 2.2% of revenue, as compared with net income attributable to common shares of $11.9 million, or 2.7% of revenue, in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Healthcare revenues. Healthcare revenues for the year ended December 31, 2002 increased $17.7 million, or 4.3%, from $416.1 million in 2001 to $433.8 million in 2002. Healthcare revenues in 2002 included $27.8 million of revenue growth resulting from new contracts added in 2002 and 2001. Contracts in place at December 31, 2001 and in continuing operations at December 31, 2003, produced an increase in revenue of $39.9 million during 2002 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire year during both 2002 and 2001, including any contracts that terminated on December 31, 2002 or during 2003 which are classified as discontinued operations, experienced healthcare revenue growth of 11.7%. These revenue increases were offset by a $15.1 million reduction in SPP pharmaceutical distribution revenue. The decrease in SPP pharmaceutical distribution revenue was the result of the loss of two pharmaceutical distribution customers in the third quarter of 2001. The Company’s 2002 revenues were also negatively impacted by the loss of 21 correctional contracts that expired during 2001. The loss of these contracts resulted in a decrease in revenues of approximately $34.9 million from 2001 to 2002. As discussed in the discontinued operations section below, all contracts that expired during 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the year ended December 31, 2002 increased $7.2 million, or 1.8%, from $400.1 million in 2001 to $407.3 million in 2002. Expenses related to new contracts from marketing activities accounted for $23.3 million of the increase. This increase was partially offset by the elimination of healthcare expenses related to contracts that expired during 2001. Healthcare expenses as a percentage of revenues decreased by 2.3% in 2002 as compared to 2001. During 2001, the Company recorded a charge of $6.0 million to increase its reserve for medical claims. This charge was primarily the result of updated second quarter of 2001 information showing actual utilization rates and cost data for inpatient and outpatient services were higher than the historical levels on which the Company’s reserve had been based. Approximately $2.7 million of this amount is included in discontinued operations for 2001 as it relates to contracts that expired during 2002 and 2003. The remaining $3.3 million of the charge has been included in healthcare expenses for 2001. Exclusive of this amount, healthcare expenses for 2001 were 95.4% of revenues compared to 93.9% of revenues for 2002. This 1.5% decrease results primarily from a decrease in pharmacy related expenses and approximately $2.4 million in negative operating margin related to the Company’s loss contracts that was charged against the loss contract reserve during 2002. The Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs, also contributed to the reduction of healthcare expenses.

     Reduction in loss contract reserve. In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company performed a reassessment of its loss contract reserve requirements. This reassessment included a review of management’s projected future losses under the then remaining three loss contracts as well as a comprehensive review of the Company’s portfolio of contracts at June 30, 2002 for the purpose of identifying any additional loss contracts. No new loss contracts were identified as a result of this review. Based upon the reassessment, the Company recorded a gain of $3.3 million, in the second quarter of 2002, to reduce its reserve for loss contracts. From July 1, 2002 to September 30, 2002, the Company provided services to the City of Philadelphia under a transition arrangement. Subsequent to September 30, 2002, the Company is continuing to provide healthcare services to the City of Philadelphia under modified contract terms.

     Charge for loss contracts. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under certain non-cancelable contracts. During 2001, the Company completed a comprehensive review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding years. As a result of this review, the Company identified five non-cancelable contracts with combined 2001 annual revenues of $59.7 million and negative gross margin of $4.7 million. Based upon management’s projections, these contracts were expected to continue to incur negative gross margin over their remaining terms. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the Kansas DOC contract, which was to expire June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004. The remaining ten percent of the charge related to the State of Maine contract, which was due to expire June 30, 2002, a county contract that renewed on more favorable terms on August 15, 2002 and a county contract that expires on June 30, 2005. The Kansas DOC contract and the State of Maine contracts were both terminated during 2003, and as a result $8.8 million of the original $18.3 million charge for loss contracts is now classified as discontinued operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses for year ending December 31, 2002 decreased $4.7 million from $19.1 million, or 4.6% of revenues, in 2001 to $14.4 million, or 3.3% of revenues, in 2002. Included in selling, general and administrative expenses for 2001 were charges to increase the Company’s legal reserves by $1.9 million. These charges were primarily required to reflect the Company’s increased exposure to certain outstanding cases previously covered by an insurance carrier that is now in liquidation. The percentage of revenue decrease in selling, general and administrative expenses excluding these charges is primarily the result of overhead reductions implemented by the Company in the second half of 2001 and approximately $1.0 million in overhead costs associated with the Company’s five loss contracts that was charged against the loss contract reserve.

     Depreciation and amortization. Depreciation and amortization expense decreased from $7.1 million in 2001 to $4.7 million in 2002. This overall decrease is primarily the result of an increase in amortization of $434,000 in the second half of 2002, due to an adjustment of the estimated life for a portion of the Company’s contract intangibles from 20 years to 10 years, offset by the cessation of amortization of goodwill as a result of the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is required to be tested for impairment at least annually. Amortization expense related to goodwill totaled approximately $2.8 million for 2001.

     Strategic initiative and severance expenses. During 2001, the Company incurred certain strategic initiative expenses associated with an initiative that was discontinued in the third quarter of 2001. Additionally, during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

     Interest, net. Net interest expense increased to $5.8 million or 1.3% of revenue in 2002 from $5.7 million or 1.4% of revenue in 2001.

     Charge for early retirement of debt. On October 31, 2002, the Company entered into a new $60 million revolving credit and term loan agreement. An initial advance pursuant to the new agreement was used to retire all indebtedness outstanding under the Company’s previous secured credit facility. The Company incurred a one-time charge of $726,000 in the fourth quarter of 2002 for early debt retirement. The charge represents the write-off of the remaining unamortized loan arrangement fees related to the Company’s previous secured credit facility.

     Income tax provision (benefit). The provision for income taxes for the year ended December 31, 2002 was $331,000 or 0.1% of revenue, as compared with a benefit of $1.9 million or 0.4% of revenue in 2001. These amounts represent state income taxes paid and are significantly lower than the Company’s statutory tax rate due to the valuation allowance that has been applied to the Company’s deferred tax assets.

     Income (loss) from continuing operations. Income from continuing operations for the year ended December 31, 2002 was $3.7 million, or 0.8% of revenue, as compared with a loss from continuing operations of $26.1 million, or 6.3% of revenue in 2001. The increase is due to the factors discussed above.

     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations for the year ended December 31, 2002 was $8.2 million, or 1.9% of revenue, as compared with a loss from discontinued operations of $18.7 million, or 4.5% of revenue in 2001. Income (loss) from discontinued operations represents the operating results of the Company’s contracts that expired during the years ended December 31, 2003 and 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Notes 2 and 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144.

     Approximately $2.4 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the year ended December 31, 2002. The loss from discontinued operations for 2001 includes a charge for loss contracts of $8.8 million related to the Kansas DOC contract and the State of Maine contracts both of which were terminated during 2003.

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

     Net income (loss) attributable to common shares. Net income attributable to common shares for the year ended December 31, 2002 was $11.9 million or 2.7% of revenue, as compared with a net loss attributable to common shares of $45.0 million, or 10.8% of revenue, in 2001.

Liquidity and Capital Resources

     Overview

     The Company generated net income attributable to common shares of $11.9 million for each of the years ended December 31, 2003 and 2002. The Company had stockholders’ equity of $39.0 million at December 31, 2003 as compared to $14.3 million at December 31, 2002. The Company’s cash and cash equivalents decreased to $1.2 million at December 31, 2003 from $3.8 million at December 31, 2002, a decrease of $2.6 million. The decrease in cash was primarily the result of payments made to reduce borrowings outstanding under the Company’s credit facility.

     Cash flows from operating activities represents the net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. Cash flows from operating activities increased to $22.4 million for the year ended December 31, 2003 from $9.3 million for the year ended December 31, 2002. The increase in cash flows from operating activities of $13.1 million was due to increased gross margins and a reduction in interest expense, resulting from reductions in debt outstanding and the refinancing of the Company’s revolving credit facility in October 2002. Additionally, in 2003 the Company recorded a net increase to its reserve for loss contracts of $2.8 million as compared to a reduction of the reserve for loss contracts of $3.3 million in 2002. During 2003 the Company reduced accounts receivable by $11.2 million as compared to an increase of $8.0 million during 2002. The reduction in accounts receivable was the combined result of improved payments terms on new contracts and a reduction in days sales outstanding due to collection efforts. During the year ended December 31, 2003, the Company also reduced other current assets by $1.0 million as compared to an increase of $4.0 million during 2002. The reduction in other current assets was primarily the result of the cancelation of a $2.0 million appeal bond related to the litigation discussed above in Item 3. Legal Proceedings. These favorable changes in working capital were partially offset by a decrease of $12.8 million in accounts payable during the year ended December 31, 2003 as compared to a $9.7 million increase in accounts payable during 2002.

     Cash flows used in financing activities during the year ended December 31, 2003 were $23.4 million and include net payments totaling $42.4 million to reduce the amount of debt outstanding from $46.0 million at December 31, 2002 to $3.6 million at December 31, 2003. Also included in cash flows used in financing activities during 2003 were cash receipts of $11.6 million resulting from stock option exercises and the issuance of common stock under an employee stock purchase plan, $6.3 million resulting from the elimination of restricted cash balances and $1.3 million in proceeds from stockholders’ notes receivable.

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

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2003, the Company had borrowings outstanding under the Revolver totaling $365,000 and $32.6 million available for additional borrowing, based on the Company’s collateral base and outstanding standby letters of credit on that date. The balance outstanding on the Company’s Revolver is subject to intra-month fluctuations based on the timing of receivables collections and the payments of current liabilities. On average during 2003, the difference between the lowest and highest daily outstanding Revolver balances within each month was approximately $14 million.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At December 31, 2003, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds. Prior to this amendment, the performance bonds were collateralized by restricted cash. As a result of this amendment, the Company is no longer required to maintain the restricted cash balances that were previously used as collateral for the performance bonds.

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

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the CapitalSource Credit Facility, requires the Revolver to be classified as a current liability, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue (“EITF”) No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if the lender determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

     At December 31, 2003, $3.2 million was outstanding under the Term Loan. The Term Loan requires monthly principal payments of $138,889 through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

     The CapitalSource Credit Facility requires the Company to achieve a minimum level of EBITDA of $3.0 million on a rolling three-month measurement period. The CapitalSource Credit Facility defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business, non-recurring gains, and charges against the Company’s loss contract reserve.

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

     The Company was in compliance with these financial covenants as of December 31, 2003.

     The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions, including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

     The Company is dependent on the availability of borrowings pursuant to the CapitalSource Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2004. Management believes that the Company can comply with the terms of the CapitalSource Credit Facility and meet its expected obligations throughout 2004. However, should the Company fail to meet its projected results, it may be forced to seek additional or alternative sources of financing in order to fund its working capital needs.

     Other Financing Transactions

     On February 5, 2001, the Company completed the conversion of 125,000 shares of Series A Convertible Preferred Stock, having an aggregate liquidation preference of $12.5 million, into 1,322,751 shares of common stock. The Company registered the shares of common stock issued upon conversion of the preferred stock and warrants to purchase an additional 135,000 shares of common stock. In July 2002, the warrant holder exercised 67,500 of these warrants using a net exercise provision contained in the warrant agreement. The warrant holder exercised the remaining warrants in May 2003 using a net exercise provision contained in the warrant agreement.

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

     Contractual Obligations And Commercial Commitments

     The Company has certain contractual obligations as of December 31, 2003, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	2004	2005	2006	2007	2008	Thereafter
Revolving credit facility	$—	$365	$—	$—	$—	$—
Term loan	1,667	1,527	—	—	—	—
Operating leases	1,409	1,191	1,086	1,037	828	285

     The amounts included in the table above do not include future cash payments for interest. At December 31, 2003, the Company was contingently liable for $27.9 million of performance bonds. The performance bonds are collateralized by the standby letters of credit.

     Off Balance Sheet Transactions

     As of December 31, 2003, the Company did not have any off-balance sheet financing transactions or arrangements.

     Inflation

     Some of the Company’s contracts provide for annual increases in the fixed base fee based upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate of its cost of services when bidding and negotiating the fixed fee for future years. If the rate of inflation exceeds the levels projected, the excess costs will be absorbed by the Company. Conversely, the Company will benefit should the actual rate of inflation fall below the estimate used in the bidding and negotiation process.

     Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent upon the effectiveness of the hedge instrument. Upon adoption of the provisions of SFAS No. 133, as amended, effective January 1, 2001, the Company maintained three interest collar agreements for a notional amount of $24.0 million. Two of the collars expired during 2002. The third collar was terminated during 2002 at a cost of approximately $165,000. Consistent with the transition provisions of SFAS No. 133, the Company recognized in other comprehensive income a cumulative effect of change in accounting principle equal to the estimated fair value of the derivative instruments.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill for the year ended December 31, 2001 was approximately $2.9 million.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations previously addressed in APB No. 30 to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, that expired during 2002 and 2003, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified. See Note 5 to the Company’s consolidated financial statements for further discussion of discontinued operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company adopted FIN 45 effective January 1, 2003. For the year ended December 31, 2003, the Company did not have any guarantees that required recognition as a liability.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined by FIN 46. FIN 46 requires an assessment of contractual arrangements to determine if they represent interests in variable interest entities. Unless they meet the definition of a special purpose entity, variable interest entities will be subject to the consolidation provisions of FIN 46 beginning in fiscal periods ending after March 15, 2004. Additionally, disclosures are required currently if the Company expects to consolidate any variable interest entities in the future. The Company is currently evaluating the consolidation requirements of FIN 46. At this time, the Company does not anticipate that the adoption of this standard will impact the Company’s consolidated financial position or results of operation.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). Effective July 1, 2003, the Company adopted SFAS No. 150. The adoption of this standard did not impact the Company’s consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. For the year ended December 31, 2003, a hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the Credit Facility, as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.7% and 1.3% of the Company’s revenues, respectively, for the years ended December 31, 2003 and 2002. Debt of $3.6 million at December 31, 2003 represents 9.2% of the Company’s total liabilities and stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

     The Company’s Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated February 17, 2004, begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

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

     As of December 31, 2003, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings. There have been no changes in the Company’s internal control over financial reporting during the period covered by this annual report that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     For information regarding the Directors and Executive Officers of the Company, the heading “Information as to Directors, Nominees and Executive Officers” and the subsection “Compliance with Section 16(a) of the Securities Exchange Act” under the heading “Additional Information” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on June 16, 2004 (the “Company’s 2004 Proxy Statement”) and the accompanying text are incorporated herein by reference.

     America Service Group Code Of Ethics

     America Service Group has a Business Ethics Policy that applies to all its employees, including senior executives. This ethics policy may be viewed on the Company’s web site at www.asgr.com. Any changes to this policy will be reflected in the web site.

Item 11. Executive Compensation

     The subsections under the heading “Information as to Directors, Nominees and Executive Officers” entitled “Committees and Meetings” and “Compensation of Directors” and the heading entitled “Executive Compensation” in the Company’s 2004 Proxy Statement and the accompanying text are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The headings “Security Ownership of Directors and Officers”, “Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2004 Proxy Statement and the accompanying text are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The heading “Certain Transactions” in the Company’s 2004 Proxy Statement and the accompanying text is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The heading “Independent Public Accountants” in the Company’s 2004 Proxy Statement and the accompanying text is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1) Financial Statements

     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

     (2) Financial Statement Schedule

     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

     (3) Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.2	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

10.1	Registration Rights Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.2	Reserved.

10.3	America Service Group Inc. 401(k) Retirement Savings Plan, 2002 Amendment and Restatement (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.4	Asset Purchase Agreement, dated as of March 29, 2000, between Prison Health Services, Inc., Correctional Physician Services, Inc., Kenan Umar and Emre Umar, as amended by Amendment One to Asset Purchase Agreement, dated as of March 29, 2000 (incorporated herein by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.5	Stock Purchase Agreement, dated as of April 24, 2000, between Prison Health Services, Inc. and the Shareholders of Correctional Health Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 14, 2000).

10.6	Asset Purchase Agreement, dated September 20, 2000, by and among Secure Pharmacy Plus, Inc.; Stadtlander Operating Company, L.L.C.; Stadtlander Licensing Company, LLC; Stadtlander Drug of California, LP and Stadtlander Drug of Hawaii, LP (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 4, 2000).

10.7	Amended and Restated Employment Agreement, dated September 1, 1998, between Michael Catalano and America Service Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ending September 30, 1998).*

10.8	Nonqualified Stock Option, dated July 12, 1996, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.9	Lease, dated September 6, 1996, by and between Principal Mutual Life Insurance Company and America Service Group Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10	America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

Exhibit	Description
10.11	America Service Group Inc. 1999 Incentive Stock Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on August 30, 1999, which Definitive Proxy Statement was filed on July 28, 1999).*

10.12	Contract, dated September 17, 2001, between America Service Group Inc. and Healthprojects, LLC to perform services as directed by ASG management (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001).

10.13	Employment Agreement, dated October 15, 2001, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001).*

10.14	Revolving Credit, Term Loan and Security Agreement, dated as of October 31, 2002, between the Company and CapitalSource Finance LLC (incorporated herein by reference to Exhibit 10.1 to the Company s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2002).

10.15	Joinder Agreement and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement, between the Company and CapitalSource Finance LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2003).

10.16	Medical Services Agreement, dated as of September 1, 2003, between Prison Health Services, Inc. and the Commonwealth of Pennsylvania Department of Corrections (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2003).

10.17	Employment agreement, dated January 11, 2004, between America Service Group Inc. and Richard D. Wright.*

10.18	Amendment No. 9 — Assignment of Agreement, dated as of August 19, 2003, between the Kansas Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003).

10.19	General Assignment, Novation and Assumption Agreement, dated as of August 20, 2003, between Prison Health Services, Inc. and Health Cost Solutions, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003).

11.0	Computation of Per Share Earnings.**

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Data required by SFAS No. 128, Earnings Per Share, is provided in note 17 to the consolidated financial statements in this report.

(b) Reports on Form 8-K

     On October 22, 2003, the Company filed a Current Report on Form 8-K under Item 5 related to its press release, dated October 20, 2003, announcing its subsidiary, Prison Health Services, Inc., was in final negotiations with the Alabama Department of Corrections to provide comprehensive medical coverage, excluding mental health, for its inmates across Alabama.

     On October 28, 2003, the Company furnished a Current Report on Form 8-K under Item 12 related to its press release, dated October 27, 2003, reporting results for the third quarter ended September 30, 2003.

     On October 31, 2003, the Company filed a Current Report on Form 8-K under Item 5 related to its press release, dated October 31, 2003, announcing that its subsidiary, Prison Health Services, Inc., had signed a contract with the Alabama Department of Corrections to provide comprehensive medical coverage, excluding mental health, for its inmates across Alabama.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

AMERICA SERVICE GROUP INC.

By:	/s/ MICHAEL CATALANO

Michael Catalano Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signatures	Title
/s/ MICHAEL CATALANO	Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Michael Catalano

/s/ MICHAEL W. TAYLOR	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Michael W. Taylor

/s/ WILLIAM D. EBERLE	Director

William D. Eberle

/s/ BURTON C. EINSPRUCH	Director

Burton C. Einspruch

/s/ MICHAEL E. GALLAGHER	Director

Michael E. Gallagher

/s/ CAROL R. GOLDBERG	Director

Carol R. Goldberg

/s/ RICHARD M. MASTALER	Director

Richard M. Mastaler

/s/ WILLIAM C. STAPLETON	Director

William C. Stapleton

/s/ RICHARD D. WRIGHT	Vice Chairman of Operations and Director

Richard D. Wright

AMERICA SERVICE GROUP INC.

     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Service Group Inc.

     We have audited the accompanying consolidated balance sheets of America Service Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule referenced at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

     As described in Note 2 to the consolidated financial statements, effective January 1, 2002, America Service Group Inc. changed its method of accounting for goodwill. In addition, as described in Notes 2 and 4 to the consolidated financial statements, effective January 1, 2002, America Service Group Inc. changed its method of accounting for certain dispositions of assets and terminations and expirations of contracts.

     As described in Note 2 to the consolidated financial statements, effective January 1, 2001, America Service Group Inc. changed its method of accounting for derivative financial instruments.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 17, 2004

AMERICA SERVICE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(shown in 000’s except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,157	$3,770
Restricted cash	—	6,250
Accounts receivable: healthcare and other, less allowances of $1,272, and $327, respectively	61,236	72,477
Inventories	6,640	6,390
Prepaid expenses and other current assets	12,104	13,100

Total current assets	81,137	101,987
Property and equipment, net	4,619	6,240
Goodwill, net	43,896	43,896
Contracts, net	10,421	12,048
Other intangibles, net	1,283	1,483
Other assets	17,067	10,394

Total assets	$158,423	$176,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,059	$40,892
Medical claims liability	20,068	13,697
Accrued expenses	38,581	33,482
Deferred revenue	7,962	6,203
Current portion of loss contract reserve	322	3,306
Current portion of long-term debt	1,667	1,667
Revolving credit facility classified as current (see Note 11)	365	41,135

Total current liabilities	101,024	140,382
Noncurrent portion of payable to HCS and accrued expenses	16,513	12,466
Noncurrent portion of loss contract reserve	402	5,681
Long-term debt, net of current portion	1,527	3,194

Total liabilities	119,466	161,723

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 10,000,000 shares authorized; 7,054,553 and 6,122,198 shares issued and outstanding at December 31, 2003 and 2002, respectively	71	61
Additional paid-in capital	48,115	36,561
Stockholders’ notes receivable	(48)	(1,241)
Accumulated deficit	(9,181)	(21,056)

Total stockholders’ equity	38,957	14,325

Total liabilities and stockholders’ equity	$158,423	$176,048

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	(shown in 000’s except share and per share amounts)
	2003	2002	2001
Healthcare revenues	$549,257	$433,781	$416,096
Healthcare expenses	510,548	407,340	400,119
Charge for loss contracts	—	—	9,475
Reduction in loss contract reserve	—	3,320	—

Gross margin	38,709	29,761	6,502
Selling, general, and administrative expenses	14,879	14,411	19,063
Depreciation and amortization	4,171	4,725	7,134
Strategic initiative and severance expenses	—	—	2,562

Income (loss) from operations	19,659	10,625	(22,257)
Interest, net	3,663	5,825	5,713
Charge for early retirement of debt	—	726	—

Income (loss) from continuing operations before income taxes.	15,996	4,074	(27,970)
Income tax provision (benefit)	881	331	(1,852)

Income (loss) from continuing operations	15,115	3,743	(26,118)
Income (loss) from discontinued operations, net of taxes	(3,240)	8,158	(18,725)

Net income (loss)	11,875	11,901	(44,843)
Preferred stock dividends	—	—	163

Net income (loss) attributable to common shares	$11,875	$11,901	$(45,006)

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$2.36	$0.67	$(4.97)
Income (loss) from discontinued operations, net of taxes	(0.50)	1.45	(3.53)

Net income (loss)	$1.86	$2.12	$(8.50)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$2.29	$0.65	$(4.97)
Income (loss) from discontinued operations, net of taxes	(0.49)	1.43	(3.53)

Net income (loss)	$1.80	$2.08	$(8.50)

Weighted average common shares outstanding:
Basic	6,397,991	5,602,691	5,291,804

Diluted	6,604,090	5,718,112	5,291,804

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(shown in 000’s except share amounts)

					Retained	Accumulated
	Common Stock		Additional	Stockholders’	Earnings	Other
			Paid-In	Notes	(Accumulated	Comprehensive
	Shares	Amount	Capital	Receivables	Deficit)	Loss	Total
Balance at December 31, 2000	4,057,152	$41	$18,259	$(1,384)	$12,049	$—	$28,965
Cumulative effect of change in accounting principle	—	—	—	—	—	(212)	(212)
Unrealized loss on interest rate collar agreements	—	—	—	—	—	(433)	(433)
Net loss	—	—	—	—	(44,843)	—	(44,843)

Total comprehensive loss							(45,488)
Issuance of common stock under employee stock plan	9,000	—	35	—	—	—	35
Exercise of options and related tax benefits	42,398	—	509	—	—	—	509
Issuance of common stock under incentive stock plan	5,827	—	87	—	—	—	87
Dividends on redeemable preferred stock	—	—	—	—	(163)	—	(163)
Interest income on stockholders’ notes receivable	—	—	—	(80)	—	—	(80)
Proceeds from stockholders’ notes receivable	—	—	—	81	—	—	81
Conversion of mandatory redeemable preferred stock	1,322,751	13	12,487	—	—	—	12,500

Balance at December 31, 2001	5,437,128	54	31,377	(1,383)	(32,957)	(645)	(3,554)
Unrealized gain on interest rate collar	—	—	—	—	—	645	645
Net income	—	—	—	—	11,901	—	11,901

Total comprehensive income							12,546
Sale of common stock, net of issuance costs	480,000	5	3,985	—	—	—	3,990
Issuance of common stock under employee stock plan	48,170	—	318	—	—	—	318
Exercise of options and related tax benefits	89,454	1	882	—	—	—	883
Exercise of warrants	67,446	1	(1)	—	—	—	—
Interest income on stockholders’ notes receivable	—	—	—	(77)	—	—	(77)
Proceeds from stockholders’ notes receivable	—	—	—	219	—	—	219

Balance at December 31, 2002	6,122,198	61	36,561	(1,241)	(21,056)	—	14,325
Net income	—	—	—	—	11,875	—	11,875

Total comprehensive income							11,875
Issuance of common stock under employee stock plan	35,668	1	379	—	—	—	380
Exercise of options and related tax benefits	875,411	9	11,175	—	—	—	11,184
Exercise of warrants	21,276	—	—	—	—	—	—
Interest income on stockholders’ notes receivable	—	—	—	(59)	—	—	(59)
Proceeds from stockholders’ notes receivable	—	—	—	1,252	—	—	1,252

Balance at December 31, 2003	7,054,553	$71	$48,115	$(48)	$(9,181)	$—	$38,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Amounts shown in 000’s)
Operating Activities
Net income (loss)	$11,875	$11,901	$(44,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,201	4,813	7,535
Finance cost amortization	566	1,010	952
Loss on retirement of fixed assets	179	—	—
Charge for early retirement of debt	—	726	—
Impairment of long-lived assets	—	—	13,236
Increase (reduction in) loss contract reserve	2,786	(3,320)	18,318
Interest on stockholders’ notes receivable	(59)	(77)	(80)
Other comprehensive income charged to interest expense	—	645	—
Deferred income tax provision	—	—	817
Changes in operating assets and liabilities:
Accounts receivable	11,241	(8,014)	(638)
Inventories	(437)	1,356	(250)
Prepaid expenses and other current assets	996	(4,029)	(5,557)
Other assets	(7,240)	(9,249)	(27)
Accounts payable	(12,790)	9,733	9,495
Medical claims liability	6,371	(1,541)	3,953
Accrued expenses	7,471	9,308	5,617
Deferred revenue	1,759	2,042	2,520
Loss contract reserve	(4,549)	(6,011)	—

Net cash provided by operating activities	22,370	9,293	11,048

Investing Activities
Capital expenditures	(1,612)	(1,246)	(1,867)

Net cash used in investing activities	(1,612)	(1,246)	(1,867)

Financing Activities
Net borrowings (payments) on previous line of credit facility	—	(58,100)	1,300
Net borrowings (payments) on new line of credit facility	(40,770)	41,135	—
Net borrowings (payments) on term loan	(1,667)	4,861	—
Finance costs	—	(1,626)	(1,006)
Restricted cash used to collateralize letters of credit	6,250	(6,250)	—
Payment of mandatory redeemable preferred stock dividends	—	—	(61)
Proceeds from stockholders’ notes receivable	1,252	219	81
Issuance of common stock	380	3,990	35
Exercise of stock options	11,184	1,112	596

Net cash provided by (used in) financing activities	(23,371)	(14,659)	945

Net increase (decrease) in cash and cash equivalents	(2,613)	(6,612)	10,126
Cash and cash equivalents at beginning of year	3,770	10,382	256

Cash and cash equivalents at end of year	$1,157	$3,770	$10,382

Supplemental Cash Flow Information
Cash paid for interest	$3,143	$3,834	$5,194

Cash paid for income taxes	$724	$279	$1,948

Noncash Transactions
Payable to Health Cost Solutions, Inc. (See Note 3)	$5,632	$—	$—

Conversion of mandatory redeemable preferred stock to common stock	$—	$—	$12,500

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1. Description of Business

     America Service Group Inc. (“ASG” or the “Company”) and its consolidated subsidiaries provide managed healthcare services to correctional facilities under contracts with state and local governments, certain private entities and a medical facility operated by the Veterans Administration. The health status of inmates impacts the results of operations under such contractual arrangements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership, Correctional Health Services, LLC (“CHS”) and Secure Pharmacy Plus, LLC (“SPP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the recording of the accruals of unbilled medical services calculated based upon a claims payment lag methodology, loss contract reserves, legal contingencies and employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change (see section entitled Contracts and Other Intangibles of this Note and Note 5).

Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments reported in the Consolidated Balance Sheets, consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values.

Revenue and Cost Recognition

     The Company engages principally in fixed price contracts with correctional institutions adjusted for census fluctuations. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by the correctional institution at will and without cause upon proper notice. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

     Revenues are calculated based on the specific contract terms and fall into one of three general categories: fixed fee, population based, or cost plus a margin. For fixed fee contracts, revenues are recorded based on fixed monthly amounts established in the service contract. Revenue for population based contracts is calculated either as a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or by a per diem rate times the average inmate population for the period of service. For cost plus contracts, revenues are calculated based on actual expenses incurred during the service period plus a contractual margin. For contracts which include provisions limiting the Company’s exposure to off-site medical services utilization or pharmacy utilization, the Company recognizes the additional revenue that would be due from clients based on contract to date utilization compared to the corresponding pro rata contractual limit for such costs. Under all contracts, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.

     Revenues for the distribution of pharmaceutical and medical supplies are recognized upon delivery of the related products.

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals, including any related benefits, and all other direct costs of providing the managed care including the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for unbilled medical services rendered through the balance sheet dates based upon a claims payment lag methodology. The claims payment lag methodology utilized for recording amounts for unbilled medical claims is based upon historical payment patterns using actual utilization data, including hospitalization, one day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. The Company has historically evaluated, and continues to evaluate, the runoff of prior year claims in order to determine the accuracy of its estimation process and appropriately adjust the assumptions inherent in the estimation process for changes to its operating environment and contract portfolio. Differences between the estimated claims liability and the actual claims incurred are recorded, in healthcare expenses in the Consolidated Statements of Operations, in the period in which such differences become known. Whenever such adjustments are required, the Company also adjusts the estimates used in its calculation to take into account the positive or negative trend. In 2003, 2002 and 2001, the Company recorded increases of approximately $888,000, $617,000 and $6.0 million, respectively, to its prior year claims liabilities as a result of differences between actual and estimated claims experience. See Note 5 for discussion of the adjustment recorded in 2001. In addition to its internal process for estimating such liabilities, for contracts which have sufficient claims payment history, the Company obtains an independent actuarial estimation of such liabilities on a monthly basis to evaluate the adequacy of the accrual. The actuarial analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

     Additionally, reserves have been recorded for the Company’s self-insurance retention for certain reported and unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and noncurrent portion of accrued expenses on the accompanying Consolidated Balance Sheets.

     The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred (i.e., expected future healthcare costs and maintenance costs will exceed anticipated future revenue and stop-loss insurance recoveries, if material) and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis (see Note 3).

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

Restricted Cash

     Restricted cash represents cash used to collateralize outstanding letters of credit, which collateralize certain performance bonds.

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

Property and Equipment

     Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the Consolidated Statements of Operations.

Goodwill

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS No. 142, goodwill acquired is reviewed for impairment on an annual basis, at December 31 of each year, or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. Important factors taken into consideration when evaluating the need for an impairment review, other than the required annual review, include the following:

•	significant underperformance or loss of key contracts relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the Company’s assets or in the Company’s overall business strategy; and

•	significant negative industry or economic trends.

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

     Based on the results of its annual review at December 31, 2003, management has determined that goodwill is not impaired. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

     During 2001, goodwill amortization expense of approximately $2.9 million, was computed using the straight-line method over 20 years.

Contracts and Other Intangibles

     The Company periodically evaluates the carrying value of its contract and other intangibles when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of the evaluated asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. Contract amortization expense totaled approximately $1.6 million, $1.9 million and $1.7 million for 2003, 2002 and 2001, respectively. The estimated useful life of the Company’s contract intangibles is determined by an independent appraisal at the time of the acquisition. Subsequent to the acquisition, the Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to July 1, 2002, the estimated useful life of the Company’s contract intangibles was 20 years. In the third quarter of 2002, the Company revised the estimated life of the contract intangibles, acquired in its 1999 acquisition of EMSA Government Services, Inc., from 20 years to 10 years. The revised life impacted contract intangibles with a gross value of $11.2 million and resulted in an increase to amortization of approximately $434,000, or $0.08 per fully diluted share, for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

     Other intangibles are comprised primarily of non-compete agreements. Amortization of non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $200,000, $200,000 and $242,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Assets

     Other assets at December 31, 2003 and 2002 include cash deposits totaling $15.8 million and $8.0 million, respectively, which are held by the Company’s professional liability insurer. Under the terms of the Company’s professional liability insurance policies for 2003 and 2002, this cash will be used by the insurer to pay any professional liability claims made against the Company during those years. Each policy includes a retro premium adjustment under the terms of which any cash deposits in excess of the ultimate losses incurred under these policies after a 42 month period will be refunded to the Company. As discussed further in the Professional and General Liability Insurance section of this Note and Note 19, management monitors the Company’s estimated exposure related to claims made under the 2003 and 2002 policies using external and internal evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Based on this information, management estimates the amount of cash deposits that will be utilized by the insurer to pay losses and the amount that will ultimately be refunded to the Company at the end of the 42 month settlement period.

     Also included in other assets at December 31, 2003 and 2002 are deferred financing costs associated with the Company’s credit facility executed in October 2002 (see Note 11). Such costs are being amortized over the life of the credit facility and are included in interest expense on the accompanying Consolidated Statements of Operations. Amortization expense associated with deferred financing costs was approximately $566,000, $1.0 million and $952,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The amortization expense in 2002 and 2001 also included amortization of deferred finance costs associated with a prior credit facility. As discussed further in Note 11, the remaining balance of these costs associated with the prior credit facility was written-off in the fourth quarter of 2002.

Long-Lived Assets

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the Company to consider whether indicators of impairment of long-lived assets held for use (including the Company’s property and equipment, contracts and other intangibles) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and intangible assets and considers events, circumstances and operating results, including consideration of contract performance at the fixed price contract level, to determine if impairment exists. If long-lived assets are deemed impaired, management adjusts the asset value to fair value (see Note 4).

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets on a quarterly basis and provides a valuation allowance against those deferred tax assets if it is more likely than not that the assets will not be realized. At December 31, 2003 and 2002, the Company has recorded a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.

Professional and General Liability Self-insurance Retention

     The Company maintains its primary professional liability insurance program principally on a claims made basis. However, the Company assumes certain self-insurance risks resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002 and 2003. For 2002 and 2003, the Company is covered by separate policies, each of which contains a 42-month retro-premium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002 policy and its 2003 policy will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses are provided for on an undiscounted basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis which is obtained on a quarterly basis.

Other Self-funded Insurance Reserves

     As of December 31, 2003, the Company has approximately $6.8 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control the ultimate cost of claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. These estimates could change in the future.

Comprehensive Income

     Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with owners) and includes net income, unrealized gains or losses on derivatives that qualify as hedges, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company’s comprehensive income (loss) is presented in the accompanying Consolidated Statements of Changes in Stockholders’ Equity.

Strategic Initiative and Severance Expenses

     During 2001, the Company incurred certain strategic initiative expenses. This initiative was discontinued in the third quarter of 2001. Additionally, during the third quarter of 2001, the Company incurred severance expenses related to staffing reductions.

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized as the difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Volatility	0.9	0.8	0.8
Interest rate	3-4%	4-5%	3-4%
Expected life (years)	4	4	3
Dividend yields	0.0%	0.0%	0.0%

     The following table illustrates the effect on net income (loss) attributable to common shares and income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the three years ended December 31, 2003 (in thousands, except per share amounts):

	2003	2002	2001
Income (loss) from continuing operations as reported	$15,115	$3,743	$(26,118)
Add: Stock based compensation expense, net of tax, included in reported income (loss) from continuing operations	—	—	—
Deduct: Stock based compensation expense, determined under SFAS 123	(801)	(1,817)	(1,718)

Pro forma income (loss) from continuing operations	14,314	1,926	(27,836)
Income (loss) from discontinued operations, net of taxes	(3,240)	8,158	(18,725)

Pro forma net income (loss)	11,074	10,084	(46,561)
Preferred stock dividends	—	—	163

Pro forma net income (loss) attributable to common shares	$11,074	$10,084	$(46,724)

Pro forma net income (loss) per common share – basic:
Pro forma income (loss) from continuing operations	$2.23	$0.35	$(5.30)
Pro forma income (loss) from discontinued operations, net of taxes	(0.50)	1.45	(3.53)

Pro forma net income (loss)	$1.73	$1.80	$(8.83)

Pro forma net income (loss) per common share – diluted:
Pro forma income (loss) from continuing operations	$2.17	$0.33	$(5.30)
Pro forma income (loss) from discontinued operations, net of taxes	(0.49)	1.43	(3.53)

Pro forma net income (loss)	$1.68	$1.76	$(8.83)

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2003, 2002 and 2001, as determined under the fair value provisions of SFAS No. 123, is $10.32, $6.07 and $3.74, respectively. The above pro forma adjustments consider option vesting terms but do not include any offsetting tax benefits due to the Company’s deferred tax valuation allowance.

Credit and Other Concentration Risks

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

     Substantially all of the Company’s revenue for the year ended December 31, 2003 relates to amounts earned under contracts with state and local governments.

     Approximately 18% of the Company’s workforce is represented by labor unions.

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value. Changes in fair value are recognized through either earnings or other comprehensive income dependent upon the effectiveness of the hedge instrument. Upon adoption of the provisions of SFAS No. 133, as amended, effective January 1, 2001, the Company maintained three interest collar agreements for a notional amount of $24.0 million. Two of the collars expired during 2002. The third collar was terminated during 2002 at a cost of approximately $165,000. Consistent with the transition provisions of SFAS No. 133, the Company recognized in other comprehensive income a cumulative effect of change in accounting principle equal to the estimated fair value of the derivative instruments.

     In June 2001, the FASB issued SFAS No. 142 which addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. Other than the effect on net income of not amortizing goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or financial position. Amortization expense related to goodwill for the year ended December 31, 2001 was approximately $2.9 million.

     The following table reflects unaudited pro forma results of operations of the Company for the year ended December 31, 2001, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001 (in thousands except per share amounts):

	2001
	As	Pro
	Reported	Forma
Loss from continuing operations	$(26,118)	$(23,265)
Loss from discontinued operations, net of taxes	(18,725)	(18,725)

Net loss	(44,843)	(41,990)
Preferred stock dividends	163	163

Net loss attributable to common shares	$(45,006)	$(42,153)

Net loss per common share - basic:
Loss from continuing operations	$(4.97)	$(4.44)
Loss from discontinued operations	(3.53)	(3.53)

Net loss	$(8.50)	$(7.97)

Net Loss per common share – diluted:
Loss from continuing operations	$(4.97)	$(4.44)
Loss from discontinued operations	(3.53)	(3.53)

Net loss	$(8.50)	$(7.97)

     The pro forma adjustment for 2001 does not include any offsetting tax expense due to the Company’s deferred tax valuation allowance in that year.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations previously addressed in APB No. 30 to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s correctional healthcare service contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, that expired during 2002 and 2003, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified. See Note 4 for a further discussion of discontinued operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company adopted FIN 45 effective January 1, 2003. For the year ended December 31, 2003, the Company did not have any guarantees that required recognition as a liability.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined by FIN 46. FIN 46 requires an assessment of contractual arrangements to determine if they represent interests in variable interest entities. Unless they meet the definition of a special purpose entity, variable interest entities will be subject to the consolidation provisions of FIN 46 beginning in fiscal periods ending after March 15, 2004. Additionally, disclosures are required currently if the Company expects to consolidate any variable interest entities in the future. The Company is currently evaluating the consolidation requirements of FIN 46. At this time, the Company does not anticipate that the adoption of this standard will impact the Company’s consolidated financial position or results of operation.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). Effective July 1, 2003, the Company adopted SFAS No. 150. The adoption of this standard did not impact the Company’s consolidated financial position or results of operations.

Reclassifications

     Certain prior period amounts have been reclassified in order to conform to current period presentation.

3. Charge for Loss Contracts and Reduction in Loss Contract Reserve

     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As a result of its fourth quarter 2001 review, the Company identified five non-cancelable contracts that, based upon management’s projections, were expected to continue to incur negative gross margins over their remaining terms. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under these non-cancelable contracts. Subsequent to 2001, $8.8 million of this charge has been reclassified to income (loss) from discontinued operations due to the adoption of SFAS No. 144 effective January 1, 2001. The five contracts covered by the charge had expiration dates ranging from June 30, 2002 through June 30, 2005. Ninety percent of the charge related to the State of Kansas Department of Corrections (the “Kansas DOC”) contract, which was to expire on June 30, 2005, and the City of Philadelphia contract, which was renewable annually, at the client’s option, through June 30, 2004.

     In June 2002, the Company and the City of Philadelphia reached a mutual agreement that the contract between PHS and the City of Philadelphia would expire effective June 30, 2002. As a result of the earlier than anticipated expiration of this loss contract, the Company recorded a gain of $3.3 million, in the second quarter of 2002, to reduce its reserve for loss contracts. From July 1, 2002 to September 30, 2002, the Company provided services to the City of Philadelphia under a transition arrangement. Subsequent to September 30, 2002, the Company is continuing to provide healthcare services to the City of Philadelphia under modified contract terms.

     During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated due to an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract, which was to expire in June 2005.

     During the second and third quarters of 2003, the Company participated in active discussions with the Kansas DOC related to a proposal from the Company that would significantly reduce the remaining length of the current contract. In response to the proposal, the Kansas DOC solicited and received proposals from several other vendors to provide healthcare services to the Kansas DOC. After the Kansas DOC’s evaluation of the proposals from the other vendors, in August 2003, the Company began discussions with Health Cost Solutions, Inc. (“HCS”) and the Kansas DOC related to a proposal pursuant to which HCS would assume the Company’s performance obligation under the Kansas DOC contract.

     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company will pay HCS net consideration of $5.6 million in 21 monthly installments, commencing October 31, 2003 and continuing through June 30, 2005. The net consideration of $5.6 million is comprised of payments of $6.5 million to assume the Company’s obligations under the Kansas DOC contract, less $0.9 million related to fixed assets and inventory purchased from the Company by HCS.

     As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts. This reduction in the reserve, as well as the second quarter increase in the reserve of $4.5 million, are reflected as components of income (loss) from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations. At December 31, 2003, the Company’s payable to HCS totals $5.0 million, with $3.3 million classified as accounts payable and $1.7 million classified as non-current accounts payable on the Company’s Consolidated Balance Sheets.

     As of December 31, 2003, the Company had a loss contract reserve totaling $0.7 million, which relates to a county contract that expires on June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled $4.6 million and $6.0 million for the years ended December 31, 2003 and 2002, respectively. The amounts charged against the loss contract reserve during 2002 represented losses associated with all five of the contracts that were identified during 2001. The amounts charged against the loss contract reserve during 2003 relate only to the Kansas DOC contract discussed above and the remaining loss contract, a county contract, which expires on June 30, 2005.

     In the course of performing its reviews in future periods, the Company might identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure or the utilization of outside medical services in a contract where such changes are not offset by increased revenue. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. Such a reserve could have a material adverse effect on the Company’s results of operations in the period in which it is recorded.

4. Discontinued Operations

     Pursuant to the provisions of SFAS No. 144 and as previously described in Note 2, the Company has classified correctional healthcare service contracts that have expired subsequent to January 1, 2002 as discontinued operations. Contracts which expired in periods prior to 2002 are classified as continuing operations. The components of the income (loss) from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Healthcare revenues	$30,928	$126,200	$136,375
Healthcare expenses	31,325	117,920	132,620
Increase in loss contract reserve (see Note 3)	4,500	—	8,843
Reduction in loss contract reserve (see Note 3)	1,714	—	—

Gross margin	(3,183)	8,280	(5,088)
Depreciation and amortization	30	88	401
Impairment of long-lived assets	—	—	13,236

Income (loss) from discontinued operations before taxes.	(3,213)	8,192	(18,725)
Income tax provision	27	34	—

Income (loss) from discontinued operations, net of taxes	$(3,240)	$8,158	$(18,725)

     Approximately $3.7 million and $2.4 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the Company’s loss contract reserve during the years ended December 31, 2003 and 2002, respectively.

     During 2001, the Company was notified that another vendor had been selected to negotiate a contract to provide healthcare services for the Eastern Region of the Pennsylvania Department of Corrections upon the expiration of the Company’s contract on December 31, 2002. The Company also anticipated that it would cease operations under the contract with the Yonkers Region of the New York Department of Correctional Services upon the expiration of the Company’s contract on May 31, 2002 as the healthcare services were to be assumed by the client. These contracts represented substantially all of the operations acquired in the acquisition of CPS. Given these factors, and in accordance with SFAS No. 121, the Company recorded a non-cash impairment charge of $13.2 million during the second quarter of 2001 representing the excess net goodwill recorded in connection with the aforementioned acquisition of CPS over the fair value of the two contracts. The Company estimated the fair value of the contracts by calculating the net present value of estimated cash flows during the remaining term of the contracts adjusted for certain other factors.

5. Changes in Accounting Estimates

     During the second quarter of 2001, the Company recorded a change in accounting estimate charge totaling $6.0 million to increase medical claims reserves due to adverse development of prior year medical claims. The portion of this charge that relates to contracts that are in continuing operations for the year ended December 31, 2003 totals $3.3 million and has been included in healthcare expenses on the accompanying 2001 Consolidated Statement of Operations. The portion of this charge that relates to contracts that expired during 2002 and 2003 totals $2.7 million and has been included in income (loss) from discontinued operations, net of taxes, on the accompanying 2001 Consolidated Statement of Operations. The Company operates in an environment that requires the estimation of healthcare claims that are inherently difficult to estimate and are subject to imprecision. The Company estimates its accrual for unbilled medical services using a claims payment lag methodology based upon historical payment patterns using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs. The estimates used under the Company’s methodology relate primarily to the cost of unbilled medical service events and the volume of such events for which the Company will be responsible. The Company estimates the cost of unbilled medical service events by tracking the actual historical event cost rates and using these rates as an indicator of the cost of unbilled events. The volume and rates of experience of historical reported events are used to estimate the volume of unbilled events for which the Company will be responsible. These estimates are subject to change as new events occur, more experience is acquired, or additional information is obtained.

     During the second quarter of 2001, the Company experienced a significant increase in its actual versus expected healthcare claim payments experience related to claims for events prior to December 31, 2000. As a result of this trend, the Company engaged an independent actuary to assist in the estimation of its accrual for unbilled medical services as of June 30, 2001. The Company also performed its own analysis to enhance its own estimation process of the unbilled medical services liability. The Company then considered the results of its internal analysis and the actuarial analyses as compared to the accrual balance reported at December 31, 2000. As a result of these analyses, the Company determined that its accrual for unbilled medical services occurring prior to December 31, 2000 was underestimated by $6.0 million.

     The Company analyzed the $6.0 million difference between its original estimate at December 31, 2000 and its revised December 31, 2000 estimate as of June 30, 2001 and determined that the difference was due to actual medical costs being higher than estimates of such costs as of December 31, 2000 and actual volume of events to be paid by the Company exceeding the estimates of such volume as of December 31, 2000. At December 31, 2000, the Company had derived its estimates related to the cost and volume of events using actual historical cost and volume data, including the most recent data at the end of 2000; however, due to the addition of new contracts in 2000, for which the actual cost and volume experience became available only after December 31, 2000, the actual liabilities incurred exceeded the estimates that had been derived using historical data.

     During 2001, the Company also recorded changes in accounting estimate charges of $1.9 million for certain legal costs and approximatley $400,000 for various other charges. The legal costs have been included in selling, general and administrative expenses in the accompanying 2001 Consolidated Statement of Operations. The other charges have been included in healthcare expenses in the accompanying 2001 Consolidated Statement of Operations. The charge for legal costs was primarily related to the bankruptcy of insurance carriers that provided malpractice insurance to the Company.

6. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2003	2002
Prepaid insurance	$11,670	$10,458
Prepaid performance bonds	253	390
Deposit – appeal bond collateral	—	2,035
Prepaid other	181	217

	$12,104	$13,100

7. Property and Equipment

     Property and equipment are stated at cost and comprised of the following (in thousands):

	December 31,
			Estimated
	2003	2002	Useful Lives
Leasehold improvements	$1,237	$1,183	5years
Equipment and furniture	10,764	11,327	5years
Computer software	1,449	1,404	3years
Medical equipment	2,485	2,384	5years
Automobiles	30	14	5years

	15,965	16,312
Less: Accumulated depreciation	(11,346)	(10,072)

	$4,619	$6,240

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $2.4 million, $2.7 million and $2.7 million, respectively.

8. Other Assets

     Other assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2003	2002
Deferred financing costs	$1,686	$1,626
Less: Accumulated amortization	(636)	(70)

	1,050	1,556
Estimated prepaid professional liability claims losses	7,366	4,542
Estimated refundable professional liability claims deposits	8,465	3,498
Other refundable deposits	186	798

	$17,067	$10,394

9. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	December 31,
	2003	2002
Contracts:
Gross value	$15,870	$15,870
Accumulated amortization	(5,449)	(3,822)

	$10,421	$12,048

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(1,117)	(917)

	$1,283	$1,483

     Estimated aggregate amortization expense related to the above intangibles for each of the next five years is approximately $1.8 million.

10. Accrued Expenses

     Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Salaries and employee benefits	$22,273	$21,818
Professional liability claims	18,312	13,466
Accrued workers’ compensation	4,859	3,773
Other	7,949	6,891

	53,393	45,948
Less: Noncurrent portion of professional liability claims	(14,812)	(12,466)

	$38,581	$33,482

11. Banking Arrangements

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes both a $55.0 million revolving credit facility (the “Revolver”) and a $5.0 million term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility (the “Prior Credit Facility”), at which time the Company wrote off approximately $726,000 of deferred loan costs related to the Prior Credit Facility.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2003, the Company had borrowings outstanding under the Revolver totaling $365,000 and $32.6 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At December 31, 2003, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds. Prior to this amendment, the performance bonds were collateralized by restricted cash. As a result of this amendment, the Company is no longer required to maintain the restricted cash balances that were previously used as collateral for the performance bonds.

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

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is extinguished prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the CapitalSource Credit Facility, requires the Revolver to be classified as a current liability, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if the lender determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The

Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

At December 31, 2003, $3.2 million was outstanding under the Term Loan. The Term Loan requires monthly principal payments of $138,889, through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At December 31, 2003, the Company was in compliance with these covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

The Company is dependent on the availability of borrowings pursuant to the CapitalSource Credit Facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2004. Management believes that the Company can comply with the terms of the CapitalSource Credit Facility and meet its expected obligations throughout 2004. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs.

12. Income Taxes

     Significant components of the provision (benefit) for income taxes, related to continuing operations, included in the accompanying Consolidated Statements of Operations are as follows:

	2003	2002	2001
Current income taxes:
Federal	$—	$(320)	$(3,055)
State	881	651	386

	881	331	(2,669)

Deferred income taxes:
Federal	—	—	769
State	—	—	48

	—	—	817

Income tax provision (benefit)	$881	$331	$(1,852)

     In addition to the provision (benefit) for income taxes related to continuing operations included in the accompanying Consolidated Statements of Operations, a deferred tax benefit of $431 is included in other comprehensive loss for the year ended December 31, 2001.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	2003	2002
Deferred tax assets/(liabilities):
Accrued vacation	$617	$1,329
Bad debt allowance	1,056	131
Prepaid insurance	(1,868)	(1,184)
Current portion of loss contract reserve	129	1,322
Other	439	751

Net current deferred tax asset	373	2,349
Valuation allowance	(373)	(2,349)

Current deferred tax asset	—	—

Self insurance reserves	3,575	2,691
Depreciation	(302)	(329)
Amortization	(4,285)	(3,495)
Noncurrent portion of loss contract reserve	161	2,273
Other	128	—
Net operating loss carryforwards	9,722	7,806

Net deferred tax asset	8,999	8,946
Valuation allowance	(8,999)	(8,946)

Noncurrent deferred tax asset	—	—

Net deferred tax asset	$—	$—

     SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At December 31, 2003 and 2002 a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. Assuming the Company achieves sufficient profitability in future years to realize the deferred income tax assets, the valuation allowance will be reduced in future years through a credit to income tax expense and additional paid in capital for amounts related to the exercise of employee stock options.

     At December 31, 2003, the Company has federal and state net operating loss carryforwards of $21.0 million and $48.5 million, respectively, which expire at various dates from 2016 through 2022.

     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income (loss) from continuing operations, is as follows:

	2003	2002	2001
Federal tax	35.0%	35.0%	(35.0)%
State income taxes	5.0	5.0	(4.9)
Nondeductible goodwill	0.5	2.0	0.7
Other	0.1	3.8	1.5
Increase (decrease) in valuation allowance	(35.1)	(37.7)	33.2

Effective rate	5.5%	8.1%	(4.5)%

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

     During 2002, the former holders of the Preferred Stock exercised warrants to purchase 67,500 shares of the Company’s common stock at an exercise price of $0.01 per share using a net exercise provision included in the warrant agreement. During 2003, the former holders of the Preferred Stock exercised warrants to purchase 67,500 shares of the Company’s common stock at an exercise price of $9.45 per share using a net exercise provision included in the warrant agreement. At December 31, 2003, the Company has no warrants outstanding.

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

     In addition to the Incentive Plan and the 1999 Plan, the Company has also granted options to certain members of executive management to purchase 235,000 shares of the Company’s common stock (the “Executive Plans”). The exercise price of these options equaled the fair market value of the Company’s common stock at the date of grant. The options expire ten years from the date of grant.

     The following summary presents combined stock option activity under the Incentive Plan, 1999 Plan and Executive Plans for each of the three years in the period ended December 31, 2003:

			Weighted
			Average
	Options	Price Range	Exercise Price
Outstanding, December 31, 2000	1,423,922	$4.50 -- $20.00	$13.98
Granted	253,123	3.10 -- 24.63	12.65
Exercised	(42,398)	4.50 -- 15.63	12.38
Canceled	(122,632)	9.69 -- 23.35	16.50

Outstanding, December 31, 2001	1,512,015	3.10 -- 24.63	13.62
Granted	62,000	4.78 -- 10.15	9.72
Exercised	(89,454)	9.31 -- 14.25	11.52
Canceled	(74,068)	9.69 -- 23.65	14.84

Outstanding, December 31, 2002	1,410,493	3.10 -- 24.63	13.48
Granted	80,500	15.93 -- 16.74	16.44
Exercised	(875,411)	3.10 -- 24.63	12.78
Canceled	(101,778)	10.06 -- 23.65	16.46

Outstanding, December 31, 2003	513,804	3.10 -- 24.63	14.40

     At December 31, 2003, there were 18,262 options available for future grants under the above plans. The following summary presents information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 3.10 — $6.30	80,218	7.9 years	$5.58	72,283	$5.79
9.50 — 10.63	62,590	5.7 years	10.37	54,153	10.40
13.00 — 14.81	117,928	5.4 years	14.28	117,928	14.28
15.63 — 24.63	253,068	7.6 years	18.24	161,454	18.46

3.10 — 24.63	513,804	6.9 years	14.40	405,818	13.91

16. Stockholders’ Notes Receivable

     Under the 1999 Plan, prior to July 29, 2002, the Company was allowed to extend recourse loans to certain of its key employees and outside directors to permit them to purchase shares of the Company’s common stock. No loans were issued in 2001, 2002 or 2003 and no future loans will be issued. As of December 31, 2003, the outstanding loans total $48,239. The outstanding loans are included in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit) as a reduction of equity.

17. Net Income (Loss) Per Share

     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the three years in the period ended December 31, 2003 (in thousands except share and per share amounts).

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net income (loss) attributable to common shares	$11,875	$11,901	$(45,006)
Income (loss) from discontinued operations, net of taxes	(3,240)	8,158	(18,725)

Numerator for basic and diluted income (loss) from continuing operations	$15,115	$3,743	$(26,281)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,397,991	5,602,691	5,291,804
Effect of dilutive securities:
Warrants	5,165	49,435	—
Employee stock options	200,934	65,986	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	6,604,090	5,718,112	5,291,804

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$2.36	$0.67	$(4.97)
Income (loss) from discontinued operations, net of taxes	(0.50)	1.45	(3.53)

Net income (loss)	$1.86	$2.12	$(8.50)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$2.29	$0.65	$(4.97)
Income (loss) from discontinued operations, net of taxes	(0.49)	1.43	(3.53)

Net income (loss)	$1.80	$2.08	$(8.50)

     Due to the net loss for the year ended December 31, 2001, the effect of the Company’s potentially dilutive securities (primarily stock options and warrants) on diluted loss per share during this period was anti-dilutive. For the years ended December 31, 2003 and 2002, there were approximately 360,000 and 1,332,000 options, respectively, to purchase common stock with weighted average exercise prices of $17.79 and $14.09, respectively, excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price for the period of the common shares and, therefore, the effect would be anti-dilutive.

     Under SFAS No. 128, when one or more quarters has a loss available to common stockholders, the treasury stock method of computing earnings per share may yield diluted earnings per share amounts for annual periods that do not equal the sum of the individual quarter’s diluted earnings per share amounts.

18. Other Employee Benefit Plans

     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2003, 2002 or 2001.

     The Company instituted an Employee Stock Purchase Plan during 1996. The Employee Stock Purchase Plan allows eligible employees to elect to purchase shares of common stock through voluntary automatic payroll deductions of up to 10% of the employee’s annual salary. Purchases of stock under the plan are made at the end of two six month offering periods each year, one beginning on January 1 and one beginning on July 1. At the end of each six-month period, the employee’s contributions during that six-month period are used to purchase shares of common stock from the Company at 85% of the fair market value of the common stock on the first or last day of that six-month period whichever is lower. The employee may elect to discontinue participation in the plan at any time.

19. Professional and General Liability Self-insurance Retention

     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $18.3 million and $13.5 million at December 31, 2003 and 2002, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the Consolidated Balance Sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2003 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

     As discussed in Note 5, during 2001, the Company increased its legal reserves for professional and general liability claims $1.9 million primarily as a result of liquidity issues of certain insurance carriers who provided coverage to the Company from 1992 through 1997.

20. Commitments and Contingencies

Operating Leases

     The Company leases office space and equipment under certain noncancelable operating leases.

     Future minimum annual lease payments at December 31, 2003 are as follows (in thousands):

Year Ending December 31:
2004	$1,409
2005	1,191
2006	1,086
2007	1,037
2008	828
Thereafter	285

$5,836

     Rental expense under operating leases was $2.6 million, $2.2 million and $2.3 million for the years ended December 2003, 2002 and 2001, respectively.

Catastrophic Limits

     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million. The Company believes this insurance significantly mitigates its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

Litigation and Claims

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appelate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against PHS in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. In the fourth quarter of 2003, the Company’s appeal bond in the amount of $2.0 million was released. At December 31, 2002, the amount paid for the appeal bond was classified as a deposit and included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The Company believes it will be successful at the trial court level. However, in the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company has entered into possible settlement negotiations with the plaintiffs. As of December 31, 2003, the Company has reserved approximately $500,000 related to probable costs associated with this proceeding.

     Florida Attorney General investigation. Two of the Company’s operating subsidiaries, EMSA and PHS, have been involved in a sporadic investigation by the Florida Attorney General’s office related to Medicaid reimbursement issues from December 1, 1998 to the present. The Company acquired EMSA in early 1999. Although neither the Company nor its subsidiaries have ever billed Medicaid for reimbursement, the Florida Attorney General’s office has been investigating allegations, first raised related to EMSA in 1997, that correctional healthcare providers may have played an indirect role in the submission by independent healthcare providers of unallowable Medicaid claims for the treatment of inmates. The Company and its subsidiaries are cooperating fully with the investigation. Based upon recent discussions with the Florida Attorney General’s office, the Company believes that the Florida Attorney General’s office intends to pursue a claim against the Company as part of the State’s industry-wide investigation of billing practices for inmate healthcare in Florida.

     As part of these ongoing discussions, the Company requested the medical claims data from the Florida Attorney General’s office that formed the basis for such allegations. This data identifies approximately $3.25 million of Medicaid payments to independent providers from December 1998 through 2003. The Company is currently in the process of reviewing the data and comparing it with its own and other publicly-available records to determine the best course of action to resolve this matter. Subject to further analysis of the data by the Company and the Florida Attorney General’s office, the total value of the Medicaid payments in question to independent providers may be more or less than $3.25 million. Should a settlement of this matter become necessary, the Company is not able to predict whether the amount of a settlement would be more or less than $3.25 million. In addition to restitution of amounts ultimately identified as the responsibility of the Company, some portion or all of such Medicaid payments may be subject to additional fines and penalties. The Company will continue to cooperate with the Florida Attorney General’s office to seek a prompt, appropriate resolution. It is possible that this matter could result in a material impact on the Company’s financial results as a result of ongoing legal fees related to the matter, potential litigation by the Florida Attorney General’s office or a potential negotiated settlement. At this time, the Company cannot quantify or predict the actual impact of this matter on the Company’s financial results. Given the uncertain financial resolution of this matter, no contingent liability has been accrued at this time.

     Other matters. In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2003 and 2002. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At December 31, 2003, the Company has outstanding performance bonds totaling approximately $27.9 million. These performance bonds are collateralized by letters of credit totaling $4.0 million (see Note 11).

21. Related Party Transaction

     During 2001, the Company entered into a consulting arrangement with an entity affiliated with a member of its board of directors. The Company paid consulting fees totaling approximately $164,000 in 2001 under this arrangement. During 2003 and 2002, the Company paid approximately $40,000 and $94,000, respectively, to this related entity.

22. Major Customers

     The following is a summary of revenues from major customers, as compared to revenues from both continuing and discontinued operations combined (in thousands):

	Year Ended December 31,
	2003		2002		2001
	Revenue	Percent	Revenue	Percent	Revenue	Percent
New York City Health and Hospitals Corporation	$88,055	15.2%	$87,069	15.5%	$81,246	14.7%
Commonwealth of Pennsylvania Department of Corrections (previous contracts)	—	—	53,800	9.6	53,504	9.7
Commonwealth of Pennsylvania Department of Corrections (new contract)	19,296	3.3	—	—	—	—
Maryland Department of Public Safety and Correctional Services	53,998	9.3	51,414	9.2	49,001	8.9

     The Company’s previous contracts with the State of Pennsylvania expired during 2002 and, as a result, have been classified as discontinued operations.

23. Segment Data

     The Company has two reportable segments: correctional healthcare services and pharmaceutical distribution services. The correctional healthcare services segment contracts with state, county and local governmental agencies to provide healthcare services to inmates of prisons and jails. The pharmaceutical distribution services segment contracts with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities.

     The accounting policies of the segments are the same as those described in Note 2. The Company evaluates segment performance based on each segment’s gross margin without allocation of corporate selling, general and administrative expenses, interest expense or income tax provision (benefit).

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Year ended December 31, 2003:
Healthcare revenues	$506,215	$76,376	$(33,334)	$549,257
Healthcare expenses	471,225	72,657	(33,334)	510,548

Gross margin	$34,990	$3,719	$—	$38,709

Depreciation and amortization expense	$3,197	$974	$—	$4,171

Year ended December 31, 2002:
Healthcare revenues	$402,837	$74,478	$(43,534)	$433,781
Healthcare expenses	378,622	72,252	(43,534)	407,340
Reduction in loss contract reserve	3,320	—	—	3,320

Gross margin	$27,535	$2,226	$—	$29,761

Depreciation and amortization expense	$3,787	$938	$—	$4,725

Year ended December 31, 2001:
Healthcare revenues	$370,022	$91,172	$(45,098)	$416,096
Healthcare expenses	357,735	87,482	(45,098)	400,119
Charge for loss contracts	9,475	—	—	9,475

Gross margin	$2,812	$3,690	$—	$6,502

Depreciation and amortization expense	$6,269	$865	$—	$7,134

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of December 31, 2003:
Inventory	$3,794	$2,846	$6,640

Fixed assets, net	$2,779	$1,840	$4,619

Goodwill	$40,771	$3,125	$43,896

Total assets	$147,346	$11,077	$158,423

As of December 31, 2002:
Inventory	$3,267	$3,123	$6,390

Fixed assets, net	$3,620	$2,620	$6,240

Goodwill	$40,771	$3,125	$43,896

Total assets	$163,898	$12,150	$176,048

As of December 31, 2001:
Inventory	$4,036	$3,711	$7,747

Fixed assets, net	$4,591	$3,236	$7,827

Goodwill	$40,771	$3,125	$43,896

Total assets	$144,535	$15,773	$160,308

24. Quarterly Financial Data (Unaudited)

     As discussed further in Notes 2 and 4, the Company follows the guidance in SFAS No. 144 which requires that terminated or expired correctional healthcare service contracts be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, that expired during 2002 and 2003, net of applicable income taxes, have been presented as discontinued operations and prior period quarterly financial data has been reclassified. The following is a summary of the Company’s unaudited quarterly statements of operations data for 2003 and 2002 (in thousands except per share data):

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$124,619	$128,729	$138,270	$157,639
Gross margin	8,157	8,051	9,416	13,085
Income from continuing operations	2,372	2,206	3,514	7,023
Income (loss) from discontinued operations, net of taxes	527	(4,131)	1,813	(1,449)
Net income (loss) attributable to common shares	2,899	(1,925)	5,327	5,574
Net income per common share - basic:
Income from continuing operations	0.38	0.35	0.55	1.04
Income (loss) from discontinued operations, net of taxes	0.09	(0.66)	0.29	(0.21)
Net income (loss)	0.47	(0.31)	0.84	0.83
Net income per common share – diluted:
Income from continuing operations	0.37	0.34	0.53	1.01
Income (loss) from discontinued operations, net of taxes	0.09	(0.64)	0.28	(0.20)
Net income (loss)	0.46	(0.30)	0.81	0.81

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$101,739	$104,863	$109,866	$117,313
Gross margin	6,294	9,550	7,249	6,668
Income (loss) from continuing operations	(269)	2,989	1,083	(60)
Income from discontinued operations, net of taxes	2,248	2,319	1,202	2,389
Net income attributable to common shares	1,979	5,308	2,285	2,329
Net income per common share - basic:
Income (loss) from continuing operations	(0.05)	0.55	0.20	(0.01)
Income from discontinued operations, net of taxes	0.41	0.42	0.21	0.40
Net income	0.36	0.97	0.41	0.39
Net income per common share – diluted:
Income (loss) from continuing operations	(0.05)	0.54	0.20	(0.01)
Income from discontinued operations, net of taxes	0.41	0.41	0.21	0.40
Net income	0.36	0.95	0.41	0.39

     See Note 4 for a discussion of discontinued operations and Note 3 for a discussion of adjustments to the Company’s reserve for loss contracts in the second quarter of 2002 and the second and third quarters of 2003.

SCHEDULE II

AMERICA SERVICE GROUP INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
December 31, 2003
Allowance for doubtful accounts	$327	$2,302	$(1,357)	$1,272
December 31, 2002
Allowance for doubtful accounts	344	1,019	(1,036)	327
December 31, 2001
Allowance for doubtful accounts	205	855	(716)	344