Form 10-Q
period 2004-03-31
AMERICA SERVICE GROUP INC /DE
filed 2004-05-10
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

     There were 7,085,667 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2004.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:

FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2004	2003
	(shown in 000’s except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,412	$1,157
Accounts receivable: healthcare and other	72,404	61,236
Inventories	6,080	6,640
Prepaid expenses and other current assets	11,033	12,104

Total current assets	92,929	81,137
Property and equipment, net	4,663	4,619
Goodwill, net	43,896	43,896
Contracts, net	10,014	10,421
Other intangibles, net	1,233	1,283
Other assets	16,966	17,067

Total assets	$169,701	$158,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,704	$32,059
Medical claims liability	24,854	20,068
Accrued expenses	39,390	38,581
Deferred revenue	8,565	7,962
Current portion of loss contract reserve	414	322
Current portion of long-term debt	1,667	1,667
Revolving credit facility classified as current (see Note 13)	285	365

Total current liabilities	113,879	101,024
Noncurrent portion of payable to HCS and accrued expenses	15,618	16,513
Noncurrent portion of loss contract reserve	172	402
Long-term debt, net of current portion	1,111	1,527

Total liabilities	130,780	119,466

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 7,076,047 and 7,054,553 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	71	71
Additional paid-in capital	48,438	48,115
Stockholders’ notes receivable	(49)	(48)
Accumulated deficit	(9,539)	(9,181)

Total stockholders’ equity	38,921	38,957

Total liabilities and stockholders’ equity	$169,701	$158,423

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2003 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended
	March 31,
	2004	2003
	(shown in 000’s except share
	and per share amounts)
Healthcare revenues	$167,760	$123,515
Healthcare expenses	156,581	115,581

Gross margin	11,179	7,934
Selling, general, and administrative expenses	4,416	3,478
Depreciation and amortization	975	1,084
Charge for settlement of Florida legal matter	5,200	—

Income from operations	588	3,372
Interest, net	511	1,063

Income from continuing operations before income taxes	77	2,309
Income tax provision	361	160

Income (loss) from continuing operations	(284)	2,149
Income (loss) from discontinued operations, net of taxes	(74)	750

Net income (loss)	$(358)	$2,899

Net income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.04)	$0.35
Income (loss) from discontinued operations, net of taxes	(0.01)	0.12

Net income (loss)	$(0.05)	$0.47

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.04)	$0.34
Income (loss) from discontinued operations, net of taxes	(0.01)	0.12

Net income (loss)	$(0.05)	$0.46

Weighted average common shares outstanding:
Basic	7,069,083	6,207,920

Diluted	7,069,083	6,350,495

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter ended
	March 31,
	2004	2003
	(Amounts shown in 000’s)
Cash flows from operating activities:
Net income (loss)	$(358)	$2,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	979	1,101
Loss on retirement of fixed assets	—	114
Finance cost amortization	147	139
Interest on stockholders’ notes receivable	(1)	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,168)	11,176
Inventories	560	15
Prepaid expenses and other current assets	1,071	1,533
Other assets	(46)	618
Accounts payable	5,844	(3,316)
Medical claims liability	4,786	(1,290)
Accrued expenses	712	(3,720)
Deferred revenue	603	(1,159)
Loss contract reserve	(138)	(1,129)

Net cash provided by operating activities	2,991	6,962

Cash flows from investing activities:
Capital expenditures	(563)	(252)

Net cash used in investing activities	(563)	(252)

Cash flows from financing activities:
Net payments on line of credit and term loan	(496)	(8,474)
Issuance of common stock	206	205
Exercise of stock options	117	1,159

Net cash used in financing activities	(173)	(7,110)

Net increase (decrease) in cash and cash equivalents	2,255	(400)
Cash and cash equivalents at beginning of period	1,157	3,770

Cash and cash equivalents at end of period	$3,412	$3,370

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of March 31, 2004 and for the quarters ended March 31, 2004 and 2003 are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2003 available in the Company’s Annual Report on Form 10-K.

2. Description of Business

     The Company provides managed healthcare services to correctional facilities under contracts with state and local governments, certain private entities and a medical facility operated by the Veterans Administration. The health status of inmates impacts the results of operations under such contractual arrangements.

3. Recently Issued Accounting Pronouncement

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined by FIN 46. FIN 46 requires an assessment of contractual arrangements to determine if they represent interests in variable interest entities. The Company adopted the provisions of FIN 46 effective January 1, 2004. Such adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

4. Settlement of Florida Legal Matter

     On March 30, 2004, EMSA Limited Partnership, a subsidiary of the Company, entered into a settlement agreement with the Florida Attorney General’s office, related to allegations, first raised in connection with an investigation of EMSA Correctional Services (“EMSA”) in 1997, that the Company may have played an indirect role in the improper billing of Medicaid by independent providers treating incarcerated patients.

     The settlement agreement with the Florida Attorney General’s office constitutes a complete resolution and settlement of the claims asserted against EMSA and required EMSA Limited Partnership to pay $5.0 million to the State of Florida. This payment was made by the Company on March 30, 2004. Under the terms of the settlement agreement, the Company and all of its subsidiaries are released from liability for any alleged actions which might have occurred from December 1, 1998 to March 31, 2004. Both parties entered into the settlement agreement to avoid the delay, uncertainty, inconvenience and expense of protracted litigation. The settlement agreement states that it is not punitive in purpose or effect, it should not be construed or used as admission of any fault, wrongdoing or liability whatsoever, and that EMSA specifically denies intentionally submitting any medical claims in violation of state or federal law.

     The Company recorded a charge of $5.2 million in its results of operations for the first quarter of 2004, reflecting the settlement agreement with the Florida Attorney General’s office and related legal expenses.

5. Stock Options

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123.

     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the quarters ended March 31, 2004 and 2003 (in thousands except per share data):

	Quarter ended
	March 31,
	2004	2003
Income (loss) from continuing operations as reported	$(284)	$2,149
Add: Stock based compensation expense included in reported net income	—	—
Deduct: Stock based compensation expense determined under SFAS No. 123	263	141

Pro forma income (loss) from continuing operations	(547)	2008
Income (loss) from discontinued operations, net of taxes	(74)	750

Pro forma net income (loss) attributable to common shares	$(621)	$2,758

Pro forma net income (loss) per common share – basic:
Pro forma income (loss) from continuing operations	$(0.08)	$0.32
Pro forma income (loss) from discontinued operations	(0.01)	0.12

Pro forma net income (loss)	$(0.09)	$0.44

Pro forma net income (loss) per common share – diluted:
Pro forma income (loss) from continuing operations	$(0.08)	$0.31
Pro forma income (loss) from discontinued operations	(0.01)	0.12

Pro forma net income (loss)	$(0.09)	$0.43

     The resulting pro forma disclosures may not be representative of that to be expected in future years. No options were issued during the quarters ended March 31, 2004 and 2003. The above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during the periods presented.

6. Discontinued Operations

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s correctional healthcare services contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations.

Accordingly, the operations of such contracts, that have expired during 2004 and 2003, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified.

     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended March 31,
	2004	2003
Healthcare revenues	$545	$13,368
Healthcare expenses	611	12,591

Gross margin	(66)	777
Depreciation and amortization	4	17

Income (loss) from discontinued operations before taxes.	(70)	760
Income tax provision	4	10

Income (loss) from discontinued operations, net of taxes	$(74)	$750

7. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Prepaid insurance	$10,485	$11,670
Prepaid performance bonds	182	253
Prepaid other	366	181

	$11,033	$12,104

8. Property and Equipment

     Property and equipment are stated at cost and comprised of the following (in thousands):

	March 31,	December 31,	Estimated
	2004	2003	Useful Lives
Leasehold improvements	$1,237	$1,237	5 years
Equipment and furniture	11,049	10,764	5 years
Computer software	1,664	1,449	3 years
Medical equipment	2,548	2,485	5 years
Automobiles	30	30	5 years

	16,528	15,965
Less: Accumulated depreciation	(11,865)	(11,346)

	$4,663	$4,619

     Depreciation expense for the quarters ended March 31, 2004 and 2003 was approximately $522,000 and $644,000, respectively.

9. Other Assets

     Other assets are comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Deferred financing costs	$1,686	$1,686
Less: Accumulated amortization	(779)	(636)

	907	1,050
Estimated prepaid professional liability claims losses	7,636	7,366
Estimated refundable professional liability claims deposits	8,195	8,465
Other refundable deposits	228	186

	$16,966	$17,067

10. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Contracts:
Gross value	$15,870	$15,870
Accumulated amortization	(5,856)	(5,449)

	$10,014	$10,421

Non-compete agreements:
Gross value	$2,400	$2,400
Accumulated amortization	(1,167)	(1,117)

	$1,233	$1,283

Estimated aggregate amortization expense related to the above intangibles for the remainder of 2004 is $1.4 million and for each of the next four years is $1.8 million.

11. Accounts Payable and Accrued Expenses

     Accounts payable consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Trade payables	$35,416	$28,737
Payable to Health Cost Solutions, Inc. (see Note 12).	4,198	5,023

	39,614	33,760
Less: Noncurrent portion	(910)	(1,701)

	$38,704	$32,059

The noncurrent portion at March 31, 2004 and December 31, 2003 consists of approximately $873,000 and $1.7 million payable to Health Cost Solutions, Inc. (see Note 12) and approximately $37,000 and $27,000 of other noncurrent payables, respectively.

     Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Salaries and employee benefits	$23,502	$22,273
Professional liability claims	18,209	18,312
Accrued workers’ compensation	5,416	4,859
Other	6,971	7,949

	54,098	53,393
Less: Noncurrent portion of professional liability claims	(14,708)	(14,812)

	$39,390	$38,581

12. Reserve for Loss Contracts

     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a contract loss reserve for succeeding periods. As of March 31, 2004, the Company had a loss contract reserve totaling approximately $586,000, which relates to a county contract that expires on June 30, 2005. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $138,000 and $1.1 million for the quarters ended March 31, 2004 and 2003, respectively. The amounts charged against the loss contract reserve during 2004 represent losses associated with the remaining county contract. The amounts charged against the loss contract reserve during 2003 relate to the Kansas Department of Corrections (the “Kansas DOC”) contract discussed below and the remaining loss contract.

     In August 2003, the Company began discussions with Health Cost Solutions, Inc. (“HCS”) and the Kansas DOC related to a proposal pursuant to which HCS would assume the Company’s performance obligation under the Kansas DOC contract. On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company will pay HCS net consideration of $5.6 million in 21 monthly installments, which commenced October 31, 2003 and will continue through June 30, 2005. As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts. The Company’s liability under this agreement has been classified as accounts payable and noncurrent payable to HCS on its consolidated balance sheets (see Note 11).

     In the course of performing its reviews in future periods, the Company might identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. Such a reserve could have a material adverse effect on the Company’s results of operations in the period in which it is recorded.

13. Banking Arrangements

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

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2004, the Company had borrowings outstanding under the Revolver totaling approximately $285,000 and $30.2 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At March 31, 2004, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

     Borrowings under the Revolver are limited to the lesser of (1) 85% of eligible receivables (as defined in the Revolver) or (2) $55.0 million (the “Revolver Capacity”). Interest under the Revolver is payable monthly at the greater of 5.75% or the Citibank N.A. prime rate plus 1.0%. The Company is also required to pay a monthly collateral management fee, equal to an annual rate of 1.38%, on average borrowings outstanding under the Revolver. Additionally, the Company is required to pay a monthly letter of credit fee equal to an annual rate of 3.5% on the outstanding balance of letters of credit issued pursuant to the Revolver.

     Under the terms of the CapitalSource Credit Facility, the Company is required to pay a monthly unused line fee equal to an annual rate of 0.6% on the Revolver Capacity less the actual average borrowings outstanding under the Revolver for the month and the balance of any outstanding letters of credit.

     All amounts outstanding under the Revolver will be due and payable on October 31, 2005. If the Revolver is terminated prior to July 1, 2005, the Company will be required to pay an early termination fee equal to 1.0% of the Revolver Capacity. In connection with the Revolver, the CapitalSource Credit Facility requires a lockbox agreement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the CapitalSource Credit Facility, requires the Revolver to be classified as a current liability, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if the lender determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolver as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolver does not expire or have a maturity date within one year. As discussed above, the Revolver has a final expiration date of October 31, 2005.

     At March 31, 2004, $2.8 million was outstanding under the Term Loan. The Term Loan requires monthly principal payments of approximately $139,000, through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At March 31, 2004, the Company was in compliance with these covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

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

14. Professional and General Liability Self-insurance Retention

     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $18.2 and $18.3 million at March 31, 2004 and December 31, 2003, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the Consolidated Balance Sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at March 31, 2004 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

15. Commitments and Contingencies

Catastrophic Limits

     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only out-of-pocket treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500,000 per inmate up to an annual per inmate cap of $2.0 million. The Company believes this insurance helps mitigate its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

Litigation and Claims

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appelate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against PHS in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The Company believes it will be successful at the trial court level. However, in the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company has entered into possible settlement negotiations with the plaintiffs. As of March 31, 2004, the Company has reserved approximately $491,000 related to probable costs associated with this proceeding.

     Other matters. In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2004 and December 31, 2003. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At March 31, 2004, the Company has outstanding performance bonds totaling approximately $24.8 million. These performance bonds are collateralized by letters of credit totaling $4.0 million (see Note 13).

16. Net Income Per Share

     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of warrants and options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters ended March 31, 2004 and 2003 (dollars in thousands, except per share amounts).

	Quarter Ended
	March 31,
	2004	2003
Numerator:
Income (loss) from continuing operations	$(284)	$2,149
Income (loss) from discontinued operations, net of taxes	(74)	750

Numerator for basic and diluted net income (loss)	$(358)	$2,899

Denominator:
Denominator for basic net income (loss) per share - weighted average shares	7,069,083	6,207,920
Effect of dilutive securities:
Warrants	—	20,659
Employee stock options	—	121,916

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	7,069,083	6,350,495

Net income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.04)	$0.35
Income (loss) from discontinued operations, net of taxes	(0.01)	0.12

Net income (loss)	$(0.05)	$0.47

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.04)	$0.34
Income (loss) from discontinued operations, net of taxes	(0.01)	0.12

Net income (loss)	$(0.05)	$0.46

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter Ended
	March 31,
	2004	2003
Options excluded from computation of diluted income per share as effect would be anti-dilutive	505,274	707,117

Weighted average exercise price of excluded options	$14.39	$16.82

17. Comprehensive Income

     For the quarters ended March 31, 2004 and 2003, the Company’s comprehensive income (loss) was equal to net income (loss).

18. Segment Data

     The Company has two reportable segments: correctional healthcare services and pharmaceutical distribution services. The correctional healthcare services segment contracts with state, county and local governmental agencies to provide healthcare services to inmates of prisons and jails. The pharmaceutical distribution services segment contracts with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. The accounting policies of the segments are the same. The Company evaluates segment performance based on each segment’s gross margin without allocation of corporate selling, general and administrative expenses, interest expense or income tax provision (benefit).

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended March 31, 2004:
Healthcare revenues	$158,231	$19,056	$(9,527)	$167,760
Healthcare expenses	148,230	17,878	(9,527)	156,581

Gross margin	$10,001	$1,178	$—	$11,179

Depreciation and amortization expense	$741	$234	$—	$975

Quarter ended March 31, 2003:
Healthcare revenues	$112,397	$18,906	$(7,788)	$123,515
Healthcare expenses	105,291	18,078	(7,788)	115,581

Gross margin	$7,106	$828	$—	$7,934

Depreciation and amortization expense	$839	$245	$—	$1,084

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of March 31, 2004:
Inventory	$3,757	$2,323	$6,080

Fixed assets, net	$2,766	$1,897	$4,663

Goodwill	$40,771	$3,125	$43,896

Total assets	$155,845	$13,856	$169,701

As of December 31, 2003:
Inventory	$3,794	$2,846	$6,640

Fixed assets, net	$2,779	$1,840	$4,619

Goodwill	$40,771	$3,125	$43,896

Total assets	$144,221	$14,202	$158,423

19. INCOME TAXES

     As of March 31, 2004, the Company had deferred tax assets totaling approximately $9.0 million, all of which have been offset by a valuation allowance. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” The Company’s assessment of the valuation allowance could change in the future based upon its levels of pre-tax income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of March 31, 2004 was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109, removal of the valuation allowance related to these assets would result in a credit to additional paid in capital.

     Due to the existence of a valuation allowance, the Company’s provision for income taxes of approximately $361,000 and $160,000 for the quarters ended March 31, 2004 and 2003, respectively, primarily reflect state income taxes paid. To the extent no valuation allowance is established for the Company’s deferred tax assets in future periods, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the United States. The Company is a provider of managed healthcare services to county/municipal jails and detention centers and also a distributor pharmaceuticals and medical supplies. The Company provides managed healthcare and/or pharmaceutical distribution services under 115 contracts to approximately 267,000 inmates at over 300 sites in 35 states.

     The Company operates through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA”), Correctional Health Services, LLC (“CHS”), and Secure Pharmacy Plus, LLC (“SPP”). ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

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

     In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Item 1. Business — Cautionary Statements”. Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

     Revenues are calculated based on the specific contract terms and fall into one of three general categories: fixed fee, population based, or cost plus a margin. For fixed fee contracts, revenues are recorded based on fixed monthly amounts established in the service contract. Revenues for population based contracts are calculated either as a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or by a per diem rate times the average inmate population for the period of service. For cost plus contracts, revenues are calculated based on actual expenses incurred during the service period plus a contractual margin. For contracts which include provisions limiting the Company’s exposure to off-site medical services utilization or pharmacy utilization, the Company recognizes the additional revenues that would be due from clients based on contract to date utilization compared to the corresponding pro rata contractual limit for such costs. Under all contracts, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.

     Revenues for the distribution of pharmaceutical and medical supplies are recognized upon delivery of the related products.

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care including the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs which are estimated using the average historical cost of such services. For contracts which have sufficient claims payment history, an actuarial analysis is also prepared monthly by an independent actuary to evaluate the adequacy of the accrual. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

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

     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company agreed to pay HCS net consideration of $5.6 million in 21 monthly installments, which commenced October 31, 2003 and will continue through June 30, 2005. As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts.

     As of March 31, 2004, the Company had a loss contract reserve totaling $0.6 million, which relates to a county contract that expires on June 30, 2005.

     In the course of performing its reviews in future periods, the Company might identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract where such changes are not offset by increased healthcare revenues.

     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“DPS”), continues to be an underperforming contract. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for three years ending June 30, 2003, with DPS having the ability to renew the contract for two additional one year terms. The contract is presently in its first renewal term. DPS pays PHS a flat fee per month with certain limited cost sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The contract also contains provisions that allow DPS to assess penalties if certain staffing or performance criteria are not maintained. The flat fee paid to PHS is increased annually based on a portion of the consumer price index. DPS may terminate the contract by giving notice at least ninety days before the end of a yearly term. PHS does not have a similar ability to terminate the contract. Under the terms of the contract, the Company must maintain a performance bond.

     Due to the flat fee nature of this contract, the Company’s margin under this contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. As of March 31, 2004, management has concluded that it is not probable that this contract will incurr material future losses through its final termination date of June 30, 2005. Due to this contract’s marginal performance and fixed revenue stream, an adverse change in utilization trends, inmate population or underlying healthcare costs in future periods could result in this contract being identified as a loss contract.

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

     To mitigate a portion of this risk, the Company maintains its primary professional liability insurance program, principally on a claims-made basis. However, the Company assumes significant self-insurance risks resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002, 2003 and 2004. For 2002, 2003 and 2004, the Company is covered by separate policies each of which contains a 42-month retropremium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002, 2003 and 2004 policies will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses related to known claims are provided for on an undiscounted basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis, which is obtained on a quarterly basis.

     At March 31, 2004, the Company’s reserves for known and incurred but not reported claims totaled $18.2 million. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known.

Other Self-Funded Insurance Reserves

     At March 31, 2004, the Company has approximately $7.4 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. These estimates could change in the future.

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

Impairment of Intangible Assets and Goodwill

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2003. Based on the results of this annual review, management has determined that goodwill is not impaired as of December 31, 2003. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At March 31, 2004 and December 31, 2003, a 100% valuation allowance has been recorded equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.

     The Company’s assessment of the valuation allowance could change in the future based upon its levels of pre-tax income. Removal of the valuation allowance in whole or in part would result in a non-cash reduction in income tax expense during the period of removal. In addition, because a portion of the valuation allowance as of March 31, 2004 was established to reserve certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109, removal of the valuation allowance related to these assets would result in a credit to additional paid in capital. If the valuation allowance of $9.0 million as of March 31, 2004 were to be removed in its entirety, the credit to paid in capital would amount to approximately $3.3 million. To the extent no valuation allowance is established for the Company’s deferred tax assets in future periods, future financial statements would reflect a provision for income taxes at the applicable federal and state tax rates on income before taxes.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the Condensed Consolidated Statements of Operations.

	Quarter ended
	March 31,
Percentage of Healthcare Revenues	2004	2003
Healthcare revenues	100.0%	100.0%
Healthcare expenses	93.3	93.6

Gross margin	6.7	6.4
Selling, general and administrative expenses	2.6	2.8
Depreciation and amortization	0.6	0.9
Charge for settlement of Florida legal matter	3.1	—

Income from operations	0.4	2.7
Interest, net	0.4	0.8

Income from continuing operations before income taxes	—	1.9
Income tax provision	0.2	0.2

Income (loss) from continuing operations	(0.2)	1.7
Income (loss) from discontinued operations, net of taxes	—	0.6

Net income (loss)	(0.2)%	2.3%

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

     Healthcare revenues. Healthcare revenues for the quarter ended March 31, 2004 increased $44.3 million, or 35.8%, from $123.5 million for the quarter ended March 31, 2003 to $167.8 million for the quarter ended March 31, 2004. Healthcare revenues in 2004 included $29.6 million of revenue growth resulting from correctional healthcare services contracts added in 2003 and 2004 through marketing activities. Correctional healthcare services contracts in place at December 31, 2002 and continuing beyond March 31, 2004, provided additional revenue of $16.3 million during the first quarter of 2004 as the result of contract renegotiations, automatic price adjustments and risk-sharing arrangements. Correctional healthcare services contracts in place throughout the entire quarter during both 2004 and 2003 experienced revenue growth of 14.4%. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $1.6 million primarily as a result of a pharmaceutical distribution contract that terminated in the third quarter of 2003. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the quarter ended March 31, 2004 increased $41.0 million, or 35.5%, from $115.6 million for the quarter ended March 31, 2003 to $156.6 million for the quarter ended March 31, 2004. Expenses related to new correctional healthcare services contracts added in 2003 and 2004 through marketing activities accounted for $26.2 million of the increase. Healthcare expenses as a percentage of healthcare revenues decreased by 0.3% in 2004 as compared to 2003. This percentage decrease results primarily from increased healthcare revenues associated with the Company’s ongoing efforts, when renewing or negotiating contracts, to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $71,000 and $141,000 in negative operating margin related to the Company’s remaining loss contract was charged against the loss contract reserve during the quarters ended March 31, 2004 and 2003, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.4 million, or 2.6% of healthcare revenues, for the quarter ended March 31, 2004 as compared to $3.5 million, or 2.8% of healthcare revenues, for the quarter ended March 31, 2003. The percentage decrease is primarily the result of the increased healthcare revenues discussed above. Approximately $16,000 and $163,000 in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the quarters ended March 31, 2004 and 2003, respectively.

     Depreciation and amortization. Depreciation and amortization expense for each of the quarters ended March 31, 2004 and 2003 was $1.0 million and $1.1 million, respectively.

     Charge for settlement of Florida legal matter. One of the Company’s subsidiaries, EMSA Limited Partnership, entered into a settlement agreement with the Florida Attorney General’s office on March 30, 2004, related to allegations, first raised in connection with an investigation of EMSA Correctional Services (EMSA) in 1997, that the Company may have played an indirect role in the improper billing of Medicaid by independent providers treating incarcerated patients. The Company acquired EMSA in 1999. EMSA was a party to several contracts to provide healthcare to inmates at Florida correctional facilities. Typically, in those contracts, which were approved by government lawyers, the clients required EMSA to seek all available third party reimbursement for medical services provided to inmates, specifically including Medicaid. It was the implementation of these contract requirements that the Florida Attorney General’s office alleged was improper.

     The settlement agreement with the Florida Attorney General’s office constitutes a complete resolution and settlement of the claims asserted against EMSA and required EMSA Limited Partnership to pay $5.0 million to the State of Florida. This payment was made by the Company on March 30, 2004. Under the terms of the settlement agreement, the Company and all of its subsidiaries are released from liability for any alleged actions which might have occurred from December 1, 1998 to March 31, 2004. Both parties entered into the settlement agreement to avoid the delay, uncertainty, inconvenience and expense of protracted litigation. The settlement agreement states that it is not punitive in purpose or effect, it should not be construed or used as admission of any fault, wrongdoing or liability whatsoever, and that EMSA specifically denies intentionally submitting any medical claims in violation of state or federal law.

     The Company recorded a charge of $5.2 million in its results of operations for the first quarter of 2004, reflecting the settlement agreement with the Florida Attorney General’s office and related legal expenses.

     Interest, net. Net interest expense decreased to $0.5 million, or 0.4% of healthcare revenues, for the quarter ended March 31, 2004 from $1.1 million, or 0.8% of healthcare revenues, for the quarter ended March 31, 2003. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision. The provision for income taxes for the quarter ended March 31, 2004 was $0.4 million, or 0.2% of healthcare revenues, as compared with a provision of $0.2 million, or 0.2% of healthcare revenues, for the quarter ended March 31, 2003. The income tax provision primarily reflects state income taxes paid, as the Company established a 100% valuation allowance in the fourth quarter of 2001 related to its deferred tax assets.

     Income (loss) from continuing operations. The loss from continuing operations for the quarter ended March 31, 2004 was $0.3 million, as compared with income from continuing operations of $2.1 million for the quarter ended March 31, 2003, as the result of the factors discussed above.

     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations for the quarter ended March 31, 2004 was $0.1 million as compared with income of $0.8 million for the quarter ended March 31, 2003. Income (loss) from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s consolidated financial statements for further discussion of SFAS No. 144. Approximately $51,000 and $0.8 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the quarters ended March 31, 2004 and 2003, respectively.

     Net income (loss). Net loss for the quarter ended March 31, 2004 was $0.4 million as compared with net income of $2.9 million for the quarter ended March 31, 2003 as the result of the factors discussed above.

Liquidity and Capital Resources

     Overview

     The Company generated a net loss of $0.4 million for the quarter ended March 31, 2004 compared to net income of $2.9 million for the quarter ended March 31, 2003. The net loss was primarily attributable to the settlement of a Florida legal matter discussed above. The Company had stockholders’ equity of $38.9 million at March 31, 2004 as compared to $39.0 million at December 31, 2003. The Company’s cash and cash equivalents increased to $3.4 million at March 31, 2004 from $1.2 million at December 31, 2003, an increase of $2.2 million. The increase in cash was primarily the result of cash flows from operations.

     Cash flows from operating activities represents the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. The decrease in cash flows from operating activities of $4.0 million for the quarter ended March 31, 2004 was primarily due to a $5.2 million settlement related to a Florida legal matter discussed above and an increase of $11.2 million in outstanding accounts receivable which resulted from a combination of increased revenues due to risk sharing arrangements and new contracts. These negative factors were offset during the quarter ended March 31, 2004 by a reduction in interest expense due to lower amounts outstanding on the Company’s credit facility and an increase of $10.6 million in accounts payable and medical claims liability.

     Cash flows used in financing activities during the quarter ended March 31, 2004 were $0.2 million and include net payments totaling $0.5 million to reduce the amount of debt outstanding from $3.6 million at December 31, 2003 to $3.1 million at March 31, 2004. Also included in cash flows used in financing activities during the first quarter of 2004 were cash receipts of $0.3 million resulting from option exercises and issuance of common stock under an employee stock purchase plan.

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

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2004, the Company had borrowings outstanding under the Revolver totaling approximately $285,000 and $30.2 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At March 31, 2004, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

     Borrowings under the Revolver are limited to the lesser of (1) 85% of eligible receivables (as defined in the Revolver) or (2) $55.0 million (the “Revolver Capacity”). Interest under the Revolver is payable monthly at the greater of 5.75% or the Citibank N.A. prime rate plus 1.0%. The Company is also required to pay a monthly collateral management fee, equal to an annual rate of 1.38%, on average borrowings outstanding under the Revolver. Additionally, the Company is required to pay a monthly letter of credit fee equal to an annual rate of 3.5% on the outstanding balance of letters of credit issued pursuant to the Revolver.

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

     At March 31, 2004, $2.8 million was outstanding under the Term Loan. The Term Loan requires monthly principal payments of approximately $139,000, through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

     The CapitalSource Credit Facility requires the Company to achieve a minimum level of EBITDA of $3.0 million on a rolling three-month measurement period. The CapitalSource Credit Facility, as amended, defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, $5.0 million related to the Company’s settlement of the Florida legal matter, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business, non-recurring gains, and charges against the Company’s loss contract reserve.

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

     The Company was in compliance with these financial covenants as of March 31, 2004.

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

   Other Financing Transactions

   At March 31, 2004, the Company had standby letters of credit outstanding totaling $4.0 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.

     Off-Balance Sheet Transactions

     As of March 31, 2004 the Company did not have any off-balance sheet financing transactions or arrangements.

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

     Recently Issued Accounting Pronouncement

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain variable interest entities, as defined by FIN 46. FIN 46 requires an assessment of contractual arrangements to determine if they represent interests in variable interest entities. The Company adopted the provisions of FIN 46 effective January 1, 2004. Such adoption did not impact the Company’s consolidated financial position or results of operations.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. A hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the CapitalSource Credit Facility, as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.4% and 0.8% of the Company’s revenues, respectively, for the quarters ended March 31, 2004 and 2003. Debt of $3.1 million at March 31, 2004 represents 1.8% of the Company’s total liabilities and stockholders’ equity.

ITEM 4. - CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or furnishes under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appelate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against PHS in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The Company believes it will be successful at the trial court level. However, in the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company has entered into possible settlement negotiations with the plaintiffs. As of March 31, 2004, the Company has reserved approximately $491,000 related to probable costs associated with this proceeding.

     Other matters. In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2004 and December 31, 2003. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.1 –	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

3.2 –	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.3 –	Amended and Restated Bylaws of America Service Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

4.1 –	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

10.1 –	Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2004, between America Service Group Inc. and CapitalSource Finance LLC.

10.2 –	Employment agreement dated March 24, 1998 between Lawrence H. Pomeroy and America Service Group, Inc.

11–	Computation of Per Share Earnings.*

31.1 –	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1–	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2–	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 16 to the condensed consolidated financial statements in this report.

(B)	Reports on Form 8-K

On January 30, 2004, the Company filed a Current Report on Form 8-K which announced, under Item 5, that the Company was in discussions with the Florida Attorney General’s office. The Company also furnished under Item 12 a reaffirmation of its previous guidance related to 2003 results and announced guidance for 2004 results.

On February 24, 2004, the Company furnished a Current Report on Form 8-K under Item 12 related to its press release dated February 23, 2004 containing information about the Company’s financial position or results of operations for the quarter and year ended December 31, 2003.

On March 31, 2004, the Company filed a Form Current Report on 8-K under Items 5 and 7 related to its press release dated March 30, 2004 announcing that the Company’s subsidiary, EMSA Limited Partnership, had entered into a settlement agreement with the Florida Attorney General’s office related to previously announced allegations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA SERVICE GROUP INC.

/s/ MICHAEL CATALANO

Michael Catalano
Chairman, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ MICHAEL W. TAYLOR

Michael W. Taylor
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated: May 10, 2004