Form 10-Q
period 2004-06-30
AMERICA SERVICE GROUP INC /DE
filed 2004-08-09
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     There were 7,167,866 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2004.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003
	(shown in 000’s except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,560	$1,157
Accounts receivable: healthcare and other, less allowances	74,606	61,236
Inventories	6,614	6,640
Prepaid expenses and other current assets	8,612	12,104
Current deferred tax assets	3,514	—

Total current assets	100,906	81,137
Property and equipment, net	4,735	4,619
Goodwill, net	43,896	43,896
Contracts, net	9,607	10,421
Other intangibles, net	1,183	1,283
Other assets	18,981	17,067
Noncurrent deferred tax assets	5,681	—

Total assets	$184,989	$158,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,235	$32,059
Medical claims liability	25,384	20,068
Accrued expenses	42,337	38,581
Deferred revenue	3,011	7,962
Current portion of loss contract reserve	6,094	322
Current portion of long-term debt	1,667	1,667
Revolving credit facility classified as current (see Note 13)	—	365

Total current liabilities	120,728	101,024
Noncurrent portion of payables and accrued expenses	14,989	16,513
Noncurrent portion of loss contract reserve	—	402
Long-term debt, net of current portion	694	1,527

Total liabilities	136,411	119,466

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 10,000,000 shares authorized; 7,166,216 and 7,054,553 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	72	71
Additional paid-in capital	53,792	48,115
Stockholder note receivable	(50)	(48)
Accumulated deficit	(5,236)	(9,181)

Total stockholders’ equity	48,578	38,957

Total liabilities and stockholders’ equity	$184,989	$158,423

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2003 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(shown in 000’s except share and per share amounts)
Healthcare revenues	$171,938	$126,565	$338,635	$249,062
Healthcare expenses	160,347	119,108	316,087	233,836
Increase in reserve for loss contracts	6,800	—	6,800	—

Gross margin	4,791	7,457	15,748	15,226
Selling, general, and administrative expenses	4,465	3,524	8,881	7,002
Depreciation and amortization	979	1,066	1,952	2,149
Charge for settlement of Florida legal matter	—	—	5,200	—

Income (loss) from operations	(653)	2,867	(285)	6,075
Interest, net	453	1,001	964	2,064

Income (loss) from continuing operations before income taxes	(1,106)	1,866	(1,249)	4,011
Income tax provision (benefit)	(5,329)	232	(4,977)	381

Income from continuing operations	4,223	1,634	3,728	3,630
Income (loss) from discontinued operations, net of taxes	80	(3,559)	217	(2,656)

Net income (loss)	$4,303	$(1,925)	$3,945	$974

Net income (loss) per common share — basic:
Income from continuing operations	$0.59	$0.26	$0.53	$0.58
Income (loss) from discontinued operations, net of taxes.	0.01	(0.57)	0.03	(0.42)

Net income (loss)	$0.60	$(0.31)	$0.56	$0.16

Net income (loss) per common share – diluted:
Income from continuing operations	$0.57	$0.25	$0.51	$0.57
Income (loss) from discontinued operations, net of taxes.	0.01	(0.55)	0.03	(0.42)

Net income (loss)	$0.58	$(0.30)	$0.54	$0.15

Weighted average common shares outstanding:
Basic	7,128,238	6,294,363	7,098,660	6,251,141

Diluted	7,356,181	6,422,404	7,321,736	6,384,841

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2004	2003
	(Amounts shown in 000’s)
Cash flows from operating activities:
Net income	$3,945	$974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,965	2,175
Loss on retirement of fixed assets	—	143
Finance cost amortization	297	280
Deferred income taxes	(5,255)	—
Increase in reserve for loss contracts	6,800	4,500
Interest on stockholders’ notes receivable	(2)	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,370)	17,182
Inventories	26	35
Prepaid expenses and other current assets	3,492	584
Other assets	(2,203)	244
Accounts payable	10,176	(6,265)
Medical claims liability	5,316	(1,954)
Accrued expenses	2,222	(2,124)
Deferred revenue	(4,951)	(3,969)
Loss contract reserve utilization	(1,430)	(2,911)

Net cash provided by operating activities	7,028	8,857

Cash flows from investing activities:
Capital expenditures	(1,165)	(390)

Net cash used in investing activities	(1,165)	(390)

Cash flows from financing activities:
Net payments on line of credit and term loan	(1,198)	(13,617)
Decrease in restricted cash	—	6,250
Issuance of common stock	205	205
Exercise of stock options	1,533	1,724

Net cash provided by (used in) financing activities.	540	(5,438)

Net increase in cash and cash equivalents	6,403	3,029
Cash and cash equivalents at beginning of period	1,157	3,770

Cash and cash equivalents at end of period	$7,560	$6,799

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of June 30, 2004 and for the quarters and six month periods ended June 30, 2004 and 2003 are unaudited, but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and six month periods presented. The results of operations for the quarters and six month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2003 available in the Company’s Annual Report on Form 10-K.

2. Description of Business

     The Company provides managed healthcare services to correctional facilities under contracts with state and local governments, certain private entities and a medical facility operated by the Veterans Administration. The health status of inmates impacts the results of operations under such contractual arrangements. In addition to providing managed healthcare services, the Company also provides pharmaceutical distribution services through one of its operating subsidiaries, Secure Pharmacy Plus, LLC.

3. Recently Issued Accounting Pronouncement

     In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities when certain characteristics are present. The Company adopted the provisions of FIN 46 effective January 1, 2004. Such adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

4. Settlement of Florida Legal Matter

     On March 30, 2004, EMSA Limited Partnership, a subsidiary of the Company, which was acquired in January 1999, entered into a settlement agreement with the Florida Attorney General’s office, related to allegations, first raised in connection with an investigation of EMSA Correctional Services (“EMSA”) in 1997, that the Company may have played an indirect role in the improper billing of Medicaid by independent providers treating incarcerated patients.

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

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of options issued during 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Volatility	0.84	0.85
Interest rate	3-4%	4-5%
Expected life (years)	4	3
Dividend yields	0.0%	0.0%

     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the quarters and six month periods ended June 30, 2004 and 2003 (in thousands except per share data):

	Quarter ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations as reported	$4,223	$1,634	$3,728	$3,630
Add: Stock based compensation expense included in reported net income	—	—	—	—
Deduct: Stock based compensation expense determined under SFAS No. 123	203	163	466	304

Pro forma income (loss) from continuing operations	4,020	1,471	3,262	3,326
Income (loss) from discontinued operations, net of taxes	80	(3,559)	217	(2,656)

Pro forma net income (loss) attributable to common shares	$4,100	$(2,088)	$3,479	$670

Pro forma net income (loss) per common share – basic:
Pro forma income (loss) from continuing operations	$0.57	$0.24	$0.46	$0.53
Pro forma income (loss) from discontinued operations	0.01	(0.57)	0.03	(0.42)

Pro forma net income (loss)	$0.58	$(0.33)	$0.49	$0.11

Pro forma net income (loss) per common share – diluted:
Pro forma income (loss) from continuing operations	$0.55	$0.23	$0.45	$0.52
Pro forma income (loss) from discontinued operations	0.01	(0.55)	0.03	(0.42)

Pro forma net income (loss)	$0.56	$(0.32)	$0.48	$0.10

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during the quarter and six month period ended June 30, 2003 as determined under the fair value provisions of SFAS No. 123 is $9.33. The weighted average fair value of options granted during the quarter and six month periods ended June 30, 2004 as determined under the fair value provisions of SFAS No. 123 is $21.90. The above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during the periods presented.

6. Discontinued Operations

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s correctional healthcare services contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a correctional healthcare services contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, that have expired during 2004 and 2003, net of applicable income taxes, have been presented as discontinued operations and prior period Consolidated Statements of Operations have been reclassified.

     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Healthcare revenues	$718	$10,778	$2,326	$25,164
Healthcare expenses	627	9,797	2,079	23,241
Increase in reserve for loss contracts	—	4,500	—	4,500

Gross margin	91	(3,519)	247	(2,577)
Depreciation and amortization	7	10	13	28

Income (loss) from discontinued operations before taxes	84	(3,529)	234	(2,605)
Income tax provision	4	30	17	51

Income (loss) from discontinued operations, net of taxes	$80	$(3,559)	$217	$(2,656)

7. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Prepaid insurance	$8,235	$11,670
Prepaid performance bonds	110	253
Prepaid other	267	181

	$8,612	$12,104

8. Property and Equipment

     Property and equipment are stated at cost and comprised of the following (in thousands):

	June 30,	December 31,	Estimated
	2004	2003	Useful Lives
Leasehold improvements	$1,237	$1,237	5 years
Equipment and furniture	11,331	10,764	5 years
Computer software	1,942	1,449	3 years
Medical equipment	2,586	2,485	5 years
Automobiles	30	30	5 years

	17,126	15,965
Less: Accumulated depreciation	(12,391)	(11,346)

	$4,735	$4,619

     Depreciation expense for the quarters ended June 30, 2004 and 2003 was approximately $529,000 and $618,000, respectively. Depreciation expense for the six months ended June 30, 2004 and 2003 was approximately $1,051,000 and $1,262,000, respectively.

9. Other Assets

     Other assets are comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Deferred financing costs	$1,689	$1,686
Less: Accumulated amortization	(923)	(636)

	766	1,050
Estimated prepaid professional liability claims losses	8,389	7,366
Estimated refundable professional liability claims deposits	9,650	8,465
Other refundable deposits	176	186

	$18,981	$17,067

10. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(6,263)	(5,449)

	$9,607	$10,421

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,217)	(1,117)

	$1,183	$1,283

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2004 is $0.9 million and for each of the next four years is $1.8 million.

11. Accounts Payable and Accrued Expenses

     Accounts payable consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Trade payables	$38,915	$28,737
Payable to Health Cost Solutions, Inc. (see Note 12)	3,367	5,023

	42,282	33,760
Less: Noncurrent portion	(47)	(1,701)

	$42,235	$32,059

     The noncurrent portion at June 30, 2004 and December 31, 2003 consists of $0 and approximately $1.7 million payable to Health Cost Solutions, Inc. (see Note 12) and approximately $47,000 and $27,000 of other noncurrent payables, respectively.

     Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Salaries and employee benefits	$24,924	$22,273
Professional liability claims	18,443	18,312
Accrued workers’ compensation claims	5,676	4,859
Other	8,236	7,949

	57,279	53,393
Less: Noncurrent portion of professional liability claims	(14,942)	(14,812)

	$42,337	$38,581

12. Reserve for Loss Contracts

     The Company accrues losses under its fixed price contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases.

     During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated due to an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas Department of Corrections (the “Kansas DOC”). The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract, which was to expire in June 2005.

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

     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract, therefore the operating results of this contract have been reclassified to discontinued operations for all periods presented. Under the terms of the Company’s agreement with HCS, the Company will pay HCS net consideration of $5.6 million in 21 monthly installments, which commenced October 31, 2003 and will continue through June 30, 2005. As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts. The Company’s liability under this agreement has been classified as accounts payable and noncurrent payable to HCS on its consolidated balance sheets (see Note 11).

     As discussed in the Company’s Form 10-Q for the period ended March 31, 2004, the Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) has historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The contract is presently in its second renewal term and is non-cancelable by the Company. The Maryland DPS pays the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company is fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contains provisions that allow the Maryland DPS to assess penalties if certain staffing or performance criteria are not maintained. The flat fee paid to the Company is increased annually based on a portion of the consumer price index.

     Due to the flat fee nature of this contract, the Company’s margin under the contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. Based upon the recent historical trends, the Company believes that expected hospitalization costs over the remaining term of the contract will cause losses to continue to be incurred. As a result, the Company recorded a pre-tax contract charge of $6.8 million, effective June 1, 2004, to cover estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005.

     As of June 30, 2004, the Company had a loss contract reserve totaling approximately $6.1 million, which relates to the Maryland DPS contract discussed above and a county contract. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $1.4 and $2.9 million for the six months ended June 30, 2004 and 2003, respectively. The amounts charged against the loss contract reserve during 2004 represent losses associated with the Maryland DPS contract and a county contract. The amounts charged against the loss contract reserve during 2003 relate to the Kansas DOC contract discussed above and a county contract.

     In the course of performing its reviews in future periods, the Company might revise its estimate of future losses related to the contracts currently identified as loss contacts. It might also identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in a revised estimate of future losses or the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. Should the Company identify circumstances that would result in a revision of its estimate of future losses for a loss contract, the Company would, in the period in which the revision is made, increase or decrease the reserve for loss contracts. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. A revision to a current loss contract or the identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.

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

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2004, the Company had no borrowings outstanding under the Revolver and $33.8 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At June 30, 2004, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

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

     At June 30, 2004, $2.4 million was outstanding under the Term Loan. The Term Loan requires monthly principal payments of approximately $139,000, through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At June 30, 2004, the Company was in compliance with these covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since December 31, 2001 and until June 30, 2004, the Company has maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company has concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets has been reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represents the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that relates to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totals $3.9 million and has been recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004.

     As a result of the expected reversal of the valuation allowance, beginning with the third quarter of 2004, the Company expects to begin providing for an income tax provision at a rate on income before taxes equal to the combined federal and state effective tax rates, currently estimated to be 40 percent.

     In addition to the tax benefit discussed above, the Company’s income tax provision (benefit) includes a provision for state income taxes of approximately $295,000 for the six months ended June 30, 2004 and a benefit for state income taxes of approximately $71,000 for the quarter ended June 30, 2004. The Company’s income tax provision for the quarter and six months ended June 30, 2003 represents state income taxes due.

15. Professional and General Liability Self-insurance Retention

     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $18.4 and $18.3 million at June 30, 2004 and December 31, 2003, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the Condensed Consolidated Balance Sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at June 30, 2004 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

16. Commitments and Contingencies

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

Litigation and Claims

     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The jury verdict is not a final judgment and the Company will be pursuing relief from the primary amount of the verdict when the judge hears post-verdict motions in late August. As of June 30, 2004, the Company recorded a reserve of $500,000, which represents management’s current estimate of probable losses related to this matter. Upon final resolution, the ultimate cost may be different and could result in a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. In addition to its rights under post-verdict motions and the potential for appeal, the Company intends to pursue the seller for reimbursement for all costs associated with this case as well as any judgment returned. Such reimbursement has not been reflected in the Company’s reserve estimate discussed above.

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appelate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services, Inc. (“PHS”) in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The parties agreed to submit the matter to nonbinding arbitration and the Company received a successful ruling in July 2004. FACT has now requested the matter go forward to trial. The Company believes it will ultimately be successful at the trial court level. However, in the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company has entered into possible settlement negotiations with the plaintiffs. As of June 30, 2004, the Company has reserved approximately $488,000 related to probable costs associated with this proceeding.

     Other matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2004 and December 31, 2003. The Company is not aware of any material unasserted claims and would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At June 30, 2004, the Company has outstanding performance bonds totaling approximately $25.0 million. These performance bonds are collateralized by letters of credit totaling $4.0 million (see Note 13).

17. Net Income Per Share

     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and six month periods ended June 30, 2004 and 2003 (dollars in thousands, except per share amounts).

	Quarter ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$4,223	$1,634	$3,728	$3,630
Income (loss) from discontinued operations, net of taxes	80	(3,559)	217	(2,656)

Numerator for basic and diluted net income (loss)	$4,303	$(1,925)	$3,945	$974

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	7,128,238	6,294,363	7,098,660	6,251,141
Effect of dilutive securities:
Employee stock options	227,943	128,041	223,076	133,700

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	7,356,181	6,422,404	7,321,736	6,384,841

Net income (loss) per common share - basic:
Income from continuing operations	$0.59	$0.26	$0.53	$0.58
Income (loss) from discontinued operations, net of taxes	0.01	(0.57)	0.03	(0.42)

Net income (loss)	$0.60	$(0.31)	$0.56	$0.16

Net income (loss) per common share – diluted:
Income from continuing operations	$0.57	$0.25	$0.51	$0.57
Income (loss) from discontinued operations, net of taxes	0.01	(0.55)	0.03	(0.42)

Net income (loss)	$0.58	$(0.30)	$0.54	$0.15

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Options excluded from computation of diluted income per share as effect would be anti-dilutive	—	1,239,000	252,637	621,476

Weighted average exercise price of excluded options	$—	$13.90	$14.39	$17.20

18. Comprehensive Income

     For the quarters and six month periods ended June 30, 2004 and 2003, the Company’s comprehensive income (loss) was equal to net income (loss).

19. Segment Data

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

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended June 30, 2004:
Healthcare revenues	$161,802	$20,805	$(10,669)	$171,938
Healthcare expenses	151,719	19,297	(10,669)	160,347
Increase in reserve for loss contracts	6,800	—	—	6,800

Gross margin	$3,283	$1,508	$—	$4,791

Depreciation and amortization expense	$741	$238	$—	$979

Quarter ended June 30, 2003:
Healthcare revenues	$114,599	$19,495	$(7,529)	$126,565
Healthcare expenses	108,180	18,457	(7,529)	119,108

Gross margin	$6,419	$1,038	$—	$7,457

Depreciation and amortization expense	$818	$248	$—	$1,066

Six month period ended June 30, 2004:
Healthcare revenues	$318,970	$39,861	$(20,196)	$338,635
Healthcare expenses	299,108	37,175	(20,196)	316,087
Increase in reserve for loss contracts	6,800	—	—	6,800

Gross margin	$13,062	$2,686	$—	$15,748

Depreciation and amortization expense	$1,480	$472	$—	$1,952

Six month period ended June 30, 2003:
Healthcare revenues	$225,978	$38,401	$(15,317)	$249,062
Healthcare expenses	212,618	36,535	(15,317)	233,836

Gross margin	$13,360	$1,866	$—	$15,226

Depreciation and amortization expense	$1,656	$493	$—	$2,149

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of June 30, 2004:
Inventory	$4,119	$2,495	$6,614

Fixed assets, net	$2,700	$2,035	$4,735

Goodwill	$40,771	$3,125	$43,896

Total assets	$171,560	$13,429	$184,989

As of December 31, 2003:
Inventory	$3,794	$2,846	$6,640

Fixed assets, net	$2,779	$1,840	$4,619

Goodwill	$40,771	$3,125	$43,896

Total assets	$144,221	$14,202	$158,423

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the United States. The Company is a provider of managed healthcare services to county/municipal jails and detention centers and is also a distributor of pharmaceuticals and medical supplies. The Company provides managed healthcare and/or pharmaceutical distribution services under 113 contracts to approximately 277,000 inmates at over 360 sites in 35 states.

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. Actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include the following:

•	the Company’s ability to retain existing client contracts and obtain new contracts;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses and injuries in excess of amounts covered under contracts or insurance coverage;

•	the outcome of pending litigation;

•	the Company’s dependence on key personnel;

•	the Company’s ability to attract and retain highly skilled healthcare personnel;

•	the Company’s ability to obtain adequate levels of professional liability insurance coverage at a reasonable cost;

•	the Company’s ability to maintain compliance with the terms of its credit facility; and

•	the Company’s ability to obtain new or renew existing performance bonds.

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

Critical Accounting Policies And Estimates

General

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue and cost recognition (including estimated medical claims);

•	loss contracts;

•	professional and general liability self-insurance retention;

•	other self-funded insurance reserves;

•	legal contingencies;

•	impairment of intangible assets and goodwill; and

•	income taxes.

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

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care including the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. For contracts which have sufficient claims payment history, an actuarial analysis is also prepared monthly by an independent actuary to evaluate the adequacy of the accrual. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

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

     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract, therefore the operating results of this contract have been reclassified to discontinued operations for all periods presented. Under the terms of the Company’s agreement with HCS, the Company agreed to pay HCS net consideration of $5.6 million in 21 monthly installments, which commenced October 31, 2003 and will continue through June 30, 2005. As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts.

     As discussed in the Company’s Form 10-Q for the period ended March 31, 2004, the Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) has historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The contract is presently in its second renewal term and is non-cancelable by the Company. The Maryland DPS pays the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company is fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contains provisions that allow the Maryland DPS to assess penalties if certain staffing or performance criteria are not maintained. The flat fee paid to the Company is increased annually based on a portion of the consumer price index.

     Due to the flat fee nature of this contract, the Company’s margin under the contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. Based upon the recent historical trends, the Company believes that expected hospitalization costs over the remaining term of the contract will cause losses to continue to be incurred. As a result, the Company recorded a pre-tax contract charge of $6.8 million, effective June 1, 2004, to cover estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005.

     As of June 30, 2004, the Company had a loss contract reserve totaling $6.1 million, which relates to the Maryland DPS and a county contract.

     In the course of performing its reviews in future periods, the Company might revise its estimate of future losses related to the contracts currently identified as loss contacts. It might also identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in a revised estimate of future losses or the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. Should the Company identify circumstances that would result in a revision of its estimate of future losses for a loss contract, the Company would, in the period in which the revision is made, increase or decrease the reserve for loss contracts. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. A revision to a current loss contract or the identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.

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

     At June 30, 2004, the Company’s reserves for known and incurred but not reported claims totaled $18.4 million. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known.

Other Self-Funded Insurance Reserves

     At June 30, 2004, the Company has approximately $8.0 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. These estimates could change in the future.

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

Impairment of Intangible Assets and Goodwill

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) on January 1, 2002, at which time it ceased amortization of goodwill. In accordance with SFAS No. 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2003. Based on the results of this annual review, management determined that goodwill was not impaired as of December 31, 2003. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since December 31, 2001 and until June 30, 2004, the Company has maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company has concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets has been reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represents the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that relates to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totals $3.9 million and has been recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004.

     As a result of the reversal of the valuation allowance, beginning with the third quarter of 2004, the Company expects to begin providing for an income tax provision at a rate on income before taxes equal to the combined federal and state effective tax rates, currently estimated to be 40 percent.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the Condensed Consolidated Statements of Operations.

	Quarter ended		Six months ended
	June 30,		June 30,
Percentage of Healthcare Revenues	2004	2003	2004	2003
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	93.3	94.1	93.3	93.9
Increase in reserve for loss contracts	3.9	—	2.0	—

Gross margin	2.8	5.9	4.7	6.1
Selling, general and administrative expenses	2.6	2.8	2.6	2.8
Depreciation and amortization	0.6	0.8	0.6	0.9
Charge for settlement of Florida legal matter	—	—	1.6	—

Income (loss) from operations	(0.4)	2.3	(0.1)	2.4
Interest, net	0.2	0.8	0.3	0.8

Income (loss) from continuing operations before income taxes	(0.6)	1.5	(0.4)	1.6
Income tax provision (benefit)	(3.1)	0.2	(1.5)	0.1

Income from continuing operations	2.5	1.3	1.1	1.5
Income (loss) from discontinued operations, net of taxes	—	(2.8)	0.1	(1.1)

Net income (loss)	2.5%	(1.5)%	1.2%	0.4%

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

     Healthcare revenues. Healthcare revenues for the quarter ended June 30, 2004 increased $45.3 million, or 35.8%, from $126.6 million for the quarter ended June 30, 2003 to $171.9 million for the quarter ended June 30, 2004. Healthcare revenues in 2004 included $31.5 million of revenue growth resulting from correctional healthcare services contracts added in 2003 and 2004 through marketing activities. Correctional healthcare services contracts in place at December 31, 2002 and continuing beyond June 30, 2004 provided additional revenue of $15.6 million during the second quarter of 2004 as the result of contract renegotiations, automatic price adjustments and risk-sharing arrangements. Correctional healthcare services contracts in place throughout the entire quarter during both 2004 and 2003 experienced revenue growth of 13.6%. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $1.8 million primarily as a result of the loss of a pharmaceutical distribution customer in the third quarter of 2003. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the quarter ended June 30, 2004 increased $41.2 million, or 34.6%, from $119.1 million for the quarter ended June 30, 2003 to $160.3 million for the quarter ended June 30, 2004. Expenses related to new correctional healthcare services contracts added in 2003 and 2004 through marketing activities accounted for $27.7 million of the increase. Healthcare expenses as a percentage of healthcare revenues decreased by 0.8% in 2004 as compared to 2003. This percentage decrease results primarily from increased healthcare revenues associated with the Company’s ongoing efforts, when renewing or negotiating contracts, to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $1.2 million and $93,000 in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the quarters ended June 30, 2004 and 2003, respectively.

     Increase in reserve for loss contracts. As discussed in the Company’s Form 10-Q for the period ended March 31, 2004, the Company’s contract with the Maryland DPS has historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The contract is presently in its second renewal term and is non-cancelable by the Company. The Maryland DPS pays the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company is fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland

DPS. The contract also contains provisions that allow the Maryland DPS to assess penalties if certain staffing or performance criteria are not maintained. The flat fee paid to the Company is increased annually based on a portion of the consumer price index.

     Due to the flat fee nature of this contract, the Company’s margin under the contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. Based upon the recent historical trends, the Company believes that expected hospitalization costs over the remaining term of the contract will cause losses to continue to be incurred. As a result, the Company recorded a pre-tax contract charge of $6.8 million, effective June 1, 2004, to cover estimated future losses and corporate overhead under the Maryland DPS contract until its expiration in June 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.5 million, or 2.6% of healthcare revenues, for the quarter ended June 30, 2004 as compared to $3.5 million, or 2.8% of healthcare revenues, for the quarter ended June 30, 2003. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues discussed above partially offset by $500,000 in expense recorded in connection with the EMSA lease matter discussed in Part II – Item 1. Approximately $116,000 and $168,000 in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the quarters ended June 30, 2004 and 2003, respectively.

     Depreciation and amortization. Depreciation and amortization expense for each of the quarters ended June 30, 2004 and 2003 was $1.0 million and $1.1 million, respectively.

     Interest, net. Net interest expense decreased to $0.5 million, or 0.2% of healthcare revenues, for the quarter ended June 30, 2004 from $1.0 million, or 0.8% of healthcare revenues, for the quarter ended June 30, 2003. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision (benefit). The income tax benefit for the quarter ended June 30, 2004 was $5.3 million or 3.1% of healthcare revenues as compared to an income tax provision of $0.2 million or 0.2% of healthcare revenues for the quarter ended June 30, 2003. During the quarter ended June 30, 2004, the Company has recorded an income tax benefit of $5.3 million which results from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets. As a result of the valuation allowance in place during 2003, the income tax provision for the quarter ended June 30, 2003 primarily reflects state income taxes due.

     Income from continuing operations. Income from continuing operations for the quarter ended June 30, 2004 was $4.2 million, as compared with $1.6 million for the quarter ended June 30, 2003, as the result of the factors discussed above.

     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations for the quarter ended June 30, 2004 was $0.1 million as compared with a loss from discontinued operations of $3.6 million for the quarter ended June 30, 2003. Income (loss) from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144. Approximately $0 and $1.5 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the quarters ended June 30, 2004 and 2003, respectively.

     Also included in income (loss) from discontinued operations for 2003 is a second quarter increase in the reserve for loss contracts of $4.5 million. During the second quarter of 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated. This increase in utilization was primarily the result of an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. As a result of the utilization increase, the Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract which was to expire in June 2005.

     Net income (loss). Net income for the quarter ended June 30, 2004 was $4.3 million as compared with a net loss of $1.9 million for the quarter ended June 30, 2003 as the result of the factors discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Healthcare revenues. Healthcare revenues for the six months ended June 30, 2004 increased $89.5 million, or 36.0%, from $249.1 million for the six months ended June 30, 2003 to $338.6 million for 2004. Healthcare revenues in the first six months of 2004 included $61.1 million of revenue growth resulting from contracts added in 2003 and 2004 through marketing activities. Contracts in place at December 31, 2002 and continuing beyond June 30, 2004, provided additional revenue of $31.8 million during the first six months of 2004 as the result of contract renegotiations and automatic price adjustments. Correctional contracts in place throughout the entire six months during both 2004 and 2003 experienced revenue growth of 14.0%. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.4 million primarily as a result of the loss of a pharmaceutical distribution customer in the third quarter of 2003. As discussed in the discontinued operations section below, all contracts that expired subsequent to January 1, 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the six months ended June 30, 2004 increased $82.3 million, or 35.2%, from $233.8 million for the six months ended June 30, 2003 to $316.1 million in 2004. Expenses related to new contracts from marketing activities accounted for $53.9 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.6% in 2004 as compared to 2003. This decrease results primarily from increases in revenues associated with the Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $1.4 million and $242,000 in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the six months ended June 30, 2004 and 2003, respectively.

     Increase in reserve for loss contracts. As discussed above in the section titled “Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003,” in the second quarter of 2004, the Company recorded a pre-tax contract charge of $6.8 million, effective June 1, 2004, to cover estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2004 increased $1.9 million from $7.0 million, or 2.8% of revenues, for the six months ended June 30, 2003 to $8.9 million, or 2.6% of revenues, in 2004. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues discussed above partially offset by $500,000 in expense recorded in connection with the EMSA lease matter discussed in Part II – Item 1. Approximately $131,000 and $331,000 in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the six months ended June 30, 2004 and 2003, respectively.

     Depreciation and amortization. Depreciation and amortization expense for each of the six months ended June 30, 2004 and 2003 was $2.0 million and $2.1 million, respectively.

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

     Interest, net. Net interest expense decreased to $1.0 million, or 0.3% of revenue, for the six months ended June 30, 2004 from $2.1 million, or 0.8% of revenue, for the six months ended June 30, 2003. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision (benefit). The income tax benefit for the six month period ended June 30, 2004 was $5.0 million or 1.5% of healthcare revenues as compared to an income tax provision of $0.4 million or 0.1% of healthcare revenues for the six month period ended June 30, 2003. As discussed above in the section titled “Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003,” in the second quarter of 2004, the Company recorded an income tax benefit of $5.3 million which results from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets.

     Income from continuing operations. Income from continuing operations for the six months ended June 30, 2004 was $3.7 million, or 1.1% of revenue, as compared with $3.6 million, or 1.5% of revenue, for the six months ended June 30, 2003 as the result of the factors discussed above.

     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations for the six months ended June 30, 2004 was $0.2 million, as compared with a loss from discontinued operations of $2.7 million for the six months ended June 30, 2003. Income from discontinued operations represents the operating results of the Company’s contracts that have expired or otherwise been terminated subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144. Approximately $53,000 and $2.3 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the six months ended June 30, 2004 and 2003, respectively. As discussed above in the section titled “Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003,” in the second quarter of 2003, the Company increased its reserve for loss contracts by $4.5 million to cover estimated future losses under the Kansas DOC contract which was to expire in June 2005.

     Net income. Net income for the six months ended June 30, 2004 was $3.9 million, or 1.2% of revenue, as compared with net income of $1.0 million, or 0.4% of revenue, for the six months ended June 30, 2003 as the result of the factors discussed above.

Liquidity and Capital Resources

     Overview

     The Company generated net income of $3.9 million for the six months ended June 30, 2004 compared to net income of $1.0 million for the six months ended June 30, 2003. The Company had stockholders’ equity of $48.6 million at June 30, 2004 as compared to $39.0 million at December 31, 2003. The Company’s cash and cash equivalents increased to $7.6 million at June 30, 2004 from $1.2 million at December 31, 2003, an increase of $6.4 million. The increase in cash was primarily the result of cash flows from operations.

     Cash flows from operating activities represent the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. Cash flows from operating activities during the six months ended June 30, 2004 were $7.0 million, a decrease of $1.9 million from cash flows from operations for the six months ended June 30, 2003 of $8.9 million. The decrease was primarily due to a $5.2 million settlement related to a Florida legal matter discussed above and an increase of $13.4 million in outstanding accounts receivable which resulted from a combination of increased revenues due to risk sharing arrangements and new contracts. These negative factors were offset by an increase of $15.5 million in accounts payable and medical claims liability.

     Cash flows provided by financing activities during the six months ended June 30, 2004 were $0.5 million and include net payments totaling $1.2 million to reduce the amount of debt outstanding from $3.6 million at December 31, 2003 to $2.4 million at June 30, 2004. Also included in cash flows provided by financing activities during the first six months of 2004 were cash receipts of $1.7 million resulting from option exercises and issuance of common stock under an employee stock purchase plan.

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

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2004, the Company had no borrowings outstanding under the Revolver and $33.8 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At June 30, 2004, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

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

     At June 30, 2004, $2.4 million was outstanding under the Term Loan. The Term Loan requires monthly principal payments of approximately $139,000, through its maturity on October 31, 2005. Interest under the Term Loan is payable monthly at the greater of 8.5% or the Citibank, N.A. prime rate plus 3.5%. Upon expiration of the Term Loan, the Company will be required to pay a fee of $100,000.

     The CapitalSource Credit Facility requires the Company to achieve a minimum level of EBITDA of $3.0 million on a rolling three-month measurement period. The CapitalSource Credit Facility, as amended, defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, $5.0 million related to the Company’s settlement of the Florida legal matter, any other non-cash non-recurring expense, including increases or decreases to the Company’s loss contract reserve, and any losses from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business, non-recurring gains, and charges against the Company’s loss contract reserve.

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

     The Company was in compliance with these financial covenants as of June 30, 2004.

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

     Other Financing Transactions

     At June 30, 2004, the Company had standby letters of credit outstanding totaling $4.0 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.

     Off-Balance Sheet Transactions

     As of June 30, 2004 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above.

     Inflation

     Some of the Company’s contracts provide for annual increases in the fixed base fee based upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. If the rate of inflation exceeds the levels projected, the excess costs will be absorbed by the Company with the financial impact dependent upon contract structure. Conversely, the Company may benefit should the actual rate of inflation fall below the estimate used in the bidding and negotiation process.

     Recently Issued Accounting Pronouncement

     In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities when certain characteristics are present. The Company adopted the provisions of FIN 46 effective January 1, 2004. Such adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. A hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the CapitalSource Credit Facility, as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.3% and 0.8% of the Company’s revenues, respectively, for the six month periods ended June 30, 2004 and 2003. Debt of $2.4 million at June 30, 2004 represents 1.3% of the Company’s total liabilities and stockholders’ equity.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or furnishes under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The jury verdict is not a final judgment and the Company will be pursuing relief from the primary amount of the verdict when the judge hears post-verdict motions in late August. As of June 30, 2004, the Company recorded a reserve of $500,000 which represents management’s current estimate of probable losses related to this matter. Upon final resolution, the ultimate cost may be different and could result in a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. In addition to its rights under post-verdict motions and the potential for appeal, the Company intends to pursue the seller for reimbursement for all costs associated with this case as well as any judgment returned. Such reimbursement has not been reflected in the Company’s reserve estimate discussed above.

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appelate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against PHS in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The parties agreed to submit the matter to nonbinding arbitration and the Company received a successful ruling in July 2004. FACT has now requested the matter go forward to trial. The Company believes it will ultimately be successful at the trial court level. However, in the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company has entered into possible settlement negotiations with the plaintiffs. As of June 30, 2004, the Company has reserved approximately $488,000 related to probable costs associated with this proceeding.

     Other matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2004 and December 31, 2003. The Company is not aware of any material unasserted claims and, based on its past experience, would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on Wednesday, June 16, 2004.

(b)	Not applicable.

(c)

Proposal One: The results for the vote for election of directors to the Company’s Board of Directors were as follows:

Director	Votes For	Votes Withheld
Michael Catalano	5,992,667	367,012
Michael E. Gallagher	5,991,367	368,312
Carol R. Goldberg	5,992,667	367,012
William D. Eberle	5,992,167	367,512
Burton C. Einspruch, M.D.	6,039,485	320,194
Richard M. Mastaler	5,991,867	367,812
Richard D. Wright	5,992,167	367,512

Proposal Two: The results of the vote for approval of the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan were as follows:

For: 4,244,134
Against: 995,769
Abstained: 60,796
Non-Vote: 1,778,138

Proposal Three: The results of the vote for approval of the amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 20,000,000 shares were as follows:

For: 5,508,835
Against: 791,522
Abstained: 59,322
Non-Vote: 719,158

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

3.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.3	—	Amended and Restated Bylaws of America Service Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

3.4	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc.

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on 10-Q for the three month period ended June 30, 2002).

10	—	America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 16, 2004, which Definitive Proxy Statement was filed on April 29, 2004).*

11	—	Computation of Per Share Earnings.**

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, compensatory plan or arrangement.

** Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 17 to the condensed consolidated financial statements in this report.

(b)	Reports on Form 8-K

On April 27, 2004, the Company furnished a Current Report on Form 8-K under Item 12 related to its press release dated April 26, 2004 containing information about the Company’s financial position or results of operations for the quarterly period ended March 31, 2004.

On May 26, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 related to its press release dated May 25, 2004 announcing that the Company’s subsidiary, Prison Health Services, Inc. (“PHS”), had been notified by the New York City Department of Health and Mental Hygiene of its recommendation for award to PHS of the contract to provide comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction.

On July 1, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 9 related to its press release dated June 30, 2004 announcing that PHS has been recommended for award of a new three-year contract to provide comprehensive healthcare services for detention and correction facilities in Alameda County, California, the Company extended its contract at the request of the City of Philadelphia Prison System to August 31, 2004, and the Company was included in the Russell 2000® Index effective June 25, 2004.

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

Dated: August 9, 2004