Form 10-Q
period 2004-09-30
AMERICA SERVICE GROUP INC /DE
filed 2004-11-09
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     There were 10,796,970 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2004.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I:

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003
	(shown in 000’s except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,026	$1,157
Accounts receivable: healthcare and other, less allowances	79,745	61,236
Inventories	7,490	6,640
Prepaid expenses and other current assets	11,485	12,104
Current deferred tax assets	4,187	—

Total current assets	116,933	81,137
Property and equipment, net	4,826	4,619
Goodwill, net	43,896	43,896
Contracts, net	9,200	10,421
Other intangibles, net	1,133	1,283
Other assets	18,905	17,067
Noncurrent deferred tax assets	5,815	—

Total assets	$200,708	$158,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,980	$32,059
Medical claims liability	28,738	20,068
Accrued expenses	43,004	38,581
Deferred revenue	9,497	7,962
Current portion of loss contract reserve	9,500	322
Current portion of long-term debt	—	1,667
Revolving credit facility classified as current (see Note 13)	—	365

Total current liabilities	135,719	101,024
Noncurrent portion of payables and accrued expenses	15,383	16,513
Noncurrent portion of loss contract reserve	—	402
Long-term debt, net of current portion	—	1,527

Total liabilities	151,102	119,466

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2004; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at September 30, 2004; 10,794,933 and 10,581,830 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	72	71
Additional paid-in capital	54,477	48,115
Stockholder note receivable	—	(48)
Accumulated deficit	(4,943)	(9,181)

Total stockholders’ equity	49,606	38,957

Total liabilities and stockholders’ equity	$200,708	$158,423

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2003 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(shown in 000’s except share and per share amounts)
Healthcare revenues	$174,120	$131,375	$502,723	$372,968
Healthcare expenses	162,227	122,899	468,749	350,160
Increase in reserve for loss contracts	6,000	—	12,800	—

Gross margin	5,893	8,476	21,174	22,808
Selling, general, and administrative expenses	4,199	3,692	13,080	10,694
Depreciation and amortization	956	1,035	2,905	3,180
Charge for settlement of Florida legal matter	—	—	5,200	—

Income (loss) from operations	738	3,749	(11)	8,934
Interest, net	493	883	1,457	2,947

Income (loss) from continuing operations before income taxes	245	2,866	(1,468)	5,987
Income tax provision (benefit)	98	278	(4,879)	658

Income from continuing operations	147	2,588	3,411	5,329
Income from discontinued operations, net of taxes	146	2,739	827	972

Net income	$293	$5,327	$4,238	$6,301

Net income per common share — basic:
Income from continuing operations	$0.02	$0.27	$0.32	$0.57
Income from discontinued operations, net of taxes	0.01	0.29	0.08	0.10

Net income	$0.03	$0.56	$0.40	$0.67

Net income per common share — diluted:
Income from continuing operations	$0.02	$0.26	$0.31	$0.55
Income from discontinued operations, net of taxes	0.01	0.28	0.07	0.10

Net income	$0.03	$0.54	$0.38	$0.65

Weighted average common shares outstanding:
Basic	10,780,242	9,534,773	10,692,396	9,430,215

Diluted	11,083,849	9,901,373	11,016,674	9,687,723

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2004	2003
	(Amounts shown in 000’s)
Cash flows from operating activities:
Net income	$4,238	$6,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,938	3,220
Loss on retirement of fixed assets	—	179
Finance cost amortization	493	423
Deferred income taxes	(6,002)	—
Increase in reserve for loss contracts	12,800	2,786
Interest on stockholders’ notes receivable	(2)	(54)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,509)	8,363
Inventories	(850)	285
Prepaid expenses and other current assets	619	(5,448)
Other assets	(2,299)	(95)
Accounts payable	12,921	(1,246)
Medical claims liability	8,670	331
Accrued expenses	3,230	1,294
Deferred revenue	1,535	6,532
Loss contract reserve utilization	(4,024)	(4,397)

Net cash provided by operating activities	15,758	18,474

Cash flows from investing activities:
Capital expenditures	(1,743)	(918)

Net cash used in investing activities	(1,743)	(918)

Cash flows from financing activities:
Net payments on line of credit and term loan	(3,559)	(21,805)
Decrease in restricted cash	—	6,250
Proceeds from stockholders’ note receivable	50	141
Issuance of common stock	515	205
Exercise of stock options	1,848	2,597

Net cash used in financing activities	(1,146)	(12,612)

Net increase in cash and cash equivalents	12,869	4,944
Cash and cash equivalents at beginning of period	1,157	3,770

Cash and cash equivalents at end of period	$14,026	$8,714

Noncash Transaction:
Payable to Health Cost Solutions, Inc. (see Notes 11 and 12)	$—	$5,632

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

1. Basis of Presentation

     The interim Condensed Consolidated Financial Statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of September 30, 2004 and for the quarters and nine month periods ended September 30, 2004 and 2003 are unaudited, but in the opinion of management, have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with those of the annual audited Consolidated Financial Statements. Such interim Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and nine month periods presented. The results of operations for the quarters and nine month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The interim Condensed Consolidated Financial Statements should be read in connection with the audited Consolidated Financial Statements for the year ended December 31, 2003 available in the Company’s Annual Report on Form 10-K.

     On September 24, 2004, the Company’s Board of Directors authorized and approved a three-for-two stock split effected in the form of a 50 percent dividend on the Company’s common stock. Such additional shares of common stock were issued on October 29, 2004 to all shareholders of record as of the close of business on October 8, 2004. All share and per share amounts have been adjusted to reflect the stock split.

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

3. Recently Issued Accounting Pronouncement

     In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN No. 46. This interpretation addresses consolidation by business enterprises of variable interest entities when certain characteristics are present. The Company adopted the provisions of FIN No. 46 effective January 1, 2004. Such adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

	2004	2003
Volatility	0.85	0.85
Interest rate	3-4%	4-5%
Expected life (years)	4	3
Dividend yields	0.0%	0.0%

     The following table illustrates the effect on net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the quarters and nine month periods ended September 30, 2004 and 2003 (in thousands except per share data):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations as reported	$147	$2,588	$3,411	$5,329
Add: Stock based compensation expense included in reported net income	—	—	—	—
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	540	204	1,006	508

Pro forma income (loss) from continuing operations	(393)	2,384	2,405	4,821
Income from discontinued operations, net of taxes	146	2,739	827	972

Pro forma net income (loss) attributable to common shares	$(247)	$5,123	$3,232	$5,793

Pro forma net income (loss) per common share — basic:
Pro forma income (loss) from continuing operations	$(0.03)	$0.25	$0.22	$0.51
Pro forma income from discontinued operations	0.01	0.29	0.08	0.10

Pro forma net income (loss)	$(0.02)	$0.54	$0.30	$0.61

Pro forma net income (loss) per common share — diluted:
Pro forma income (loss) from continuing operations	$(0.03)	$0.24	$0.22	$0.50
Pro forma income from discontinued operations	0.01	0.28	0.07	0.10

Pro forma net income (loss)	$(0.02)	$0.52	$0.29	$0.60

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during the nine month periods ended September 30, 2004 and 2003 as determined under the fair value provisions of SFAS No. 123, is $14.63 and $6.22, respectively. The weighted average fair value of options granted during the quarter ended September 30, 2004 as determined under the fair value provisions of SFAS No. 123 is $15.44. No options were issued during the quarter ended September 30, 2003. For periods prior to July 1, 2004, the above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during those periods.

6. Discontinued Operations

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 expanded the scope of financial accounting and reporting of discontinued operations to require that all components of an entity that have either been disposed of (by sale, by abandonment, or in a distribution to owners) or are held for sale and whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity, should be presented as discontinued operations. The provisions for presenting the components of an entity as discontinued operations are effective only for disposal activities after the effective date of SFAS No. 144. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Pursuant to SFAS No. 144, each of the Company’s correctional healthcare services contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a correctional healthcare services contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, that have expired during 2004 and 2003, net of applicable income taxes, have been presented as discontinued operations and prior period Condensed Consolidated Statements of Income have been reclassified.

The components of income from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Healthcare revenues	$5,450	$15,103	$17,808	$47,736
Healthcare expenses	5,190	14,059	16,834	43,875
Reduction in reserve for loss contracts (see Note 12)	—	1,714	—	1,714
Increase in reserve for loss contracts (see Note 12)	—	—	—	4,500

Gross margin	260	2,758	974	1,075
Depreciation and amortization	17	10	33	42

Income from discontinued operations before taxes	243	2,748	941	1,033
Income tax provision	97	9	114	61

Income from discontinued operations, net of taxes	$146	$2,739	$827	$972

7. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Prepaid insurance	$11,162	$11,670
Prepaid performance bonds	284	253
Prepaid other	39	181

	$11,485	$12,104

8. Property and Equipment

     Property and equipment are stated at cost and comprised of the following (in thousands):

	September 30,	December 31,	Estimated
	2004	2003	Useful Lives
Leasehold improvements	$1,237	$1,237	5 years
Equipment and furniture	11,592	10,764	5 years
Computer software	2,203	1,449	3 years
Medical equipment	2,621	2,485	5 years
Automobiles	30	30	5 years

	17,683	15,965
Less: Accumulated depreciation	(12,857)	(11,346)

	$4,826	$4,619

     Depreciation expense for the quarters ended September 30, 2004 and 2003 was approximately $516,000 and $589,000, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003 was approximately $1,567,000 and $1,851,000, respectively.

9. Other Assets

     Other assets are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Deferred financing costs	$1,695	$1,686
Less: Accumulated amortization	(1,067)	(636)

	628	1,050
Estimated prepaid professional liability claims losses	9,560	7,366
Estimated refundable professional liability claims deposits	8,660	8,465
Other refundable deposits	57	186

	$18,905	$17,067

10. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(6,670)	(5,449)

	$9,200	$10,421

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,267)	(1,117)

	$1,133	$1,283

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2004 is $450,000 and for each of the next four years is $1.8 million.

11. Accounts Payable and Accrued Expenses

     Accounts payable consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Trade payables	$42,444	$28,737
Payable to Health Cost Solutions, Inc. (see Note 12)	2,536	5,023

	44,980	33,760
Less: Noncurrent portion	—	(1,701)

	$44,980	$32,059

     The noncurrent portion at December 31, 2003 consists of approximately $1.7 million payable to Health Cost Solutions, Inc. (see Note 12) and approximately $27,000 of other noncurrent payables.

     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Salaries and employee benefits	$23,147	$22,273
Professional liability claims	18,883	18,312
Accrued workers’ compensation claims	6,112	4,859
Other	10,245	7,949

	58,387	53,393
Less: Noncurrent portion of professional liability claims	(15,383)	(14,812)

	$43,004	$38,581

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

     Due to the flat fee nature of this contract, the Company’s margin under the contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $523,000 per month, including allocated overhead, an amount significantly above recent historical levels.

     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May, losses once again increased in September, driven primarily by off-site medical costs.

     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $974,000 per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005. A fundamental assumption of the $6.0 million increase in loss reserve is that the contract will incur on average $1.4 million per month of off-site medical costs for the remaining nine months of the contract.

     As of September 30, 2004, the Company had a loss contract reserve totaling $9.5 million, which relates to the Maryland DPS contract discussed above and a county contract. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $4.0 and $4.4 million for the nine months ended September 30, 2004 and 2003, respectively. The amounts charged against the loss contract reserve during 2004 represent losses associated with the Maryland DPS contract and a county contract. The amounts charged against the loss contract reserve during 2003 relate to the Kansas DOC contract discussed above and a county contract.

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

13. Banking Arrangements

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes a $55.0 million revolving credit facility (the “Revolver”) and prior to the third quarter of 2004 also included a $5.0 million term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At September 30, 2004, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2004, the Company had no borrowings outstanding under the Revolver and $38.2 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

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

     During the third quarter, the Company paid the remaining balance totaling approximately $2.1 million of its Term Loan which was set to mature on October 31, 2005 and a $100,000 loan fee which was due upon maturity. As a result of these payments, the Company no longer has a balance outstanding related to the Term Loan.

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At September 30, 2004, the Company was in compliance with these covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since December 31, 2001 and until June 30, 2004, the Company maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004.

     Beginning in the third quarter of 2004, the Company began providing for an income tax provision at a rate on income before taxes equal to 40 percent, the estimated combined federal and state effective tax rates.

15. Professional and General Liability Self-insurance Retention

     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $18.9 and $18.3 million at September 30, 2004 and December 31, 2003, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the Condensed Consolidated Balance Sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2004 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

16. Commitments and Contingencies

Catastrophic Limits

     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500,000 per inmate up to an annual cap of $1.0 million per event or $2.0 million per inmate. The Company believes this insurance helps mitigate its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

Litigation and Claims

     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The jury verdict is not a final judgment. Post-verdict motions were heard on November 2, 2004, with briefing and additional motions to follow. As of September 30, 2004, the Company maintained a reserve of $446,000, which represents management’s current estimate of probable losses related to this matter. Upon final resolution, the ultimate cost may be different and could result in a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. In addition to its rights under post-verdict motions and the potential for appeal, the Company has filed suit against the seller for reimbursement for all costs associated with this case as well as any judgment returned. Such reimbursement has not been reflected in the Company’s reserve estimate discussed above.

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appellate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against Prison Health Services, Inc. (“PHS”) in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The parties agreed to submit the matter to nonbinding arbitration and the Company received a successful ruling in July 2004. FACT has now requested the matter go forward to trial. The Company believes it will ultimately be successful at the trial court level. However, in the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2004, the Company has reserved approximately $448,000 related to probable costs associated with this proceeding.

     Other matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2004 and December 31, 2003. The Company is not aware of any material unasserted claims and would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At September 30, 2004, the Company has outstanding performance bonds totaling approximately $24.7 million. These performance bonds are collateralized by letters of credit totaling $4.0 million (see Note 13).

17. Net Income Per Share

     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and nine month periods ended September 30, 2004 and 2003 (dollars in thousands, except per share amounts).

	Quarter ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$147	$2,588	$3,411	$5,329
Income from discontinued operations, net of taxes	146	2,739	827	972

Numerator for basic and diluted net income	$293	$5,327	$4,238	$6,301

Denominator:
Denominator for basic net income per share - weighted average shares	10,780,242	9,534,773	10,692,396	9,430,215
Effect of dilutive securities:
Employee stock options	303,607	366,600	324,278	257,508

Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions	11,083,849	9,901,373	11,016,674	9,687,723

Net income per common share — basic:
Income from continuing operations	$0.02	$0.27	$0.32	$0.57
Income from discontinued operations, net of taxes	0.01	0.29	0.08	0.10

Net income	$0.03	$0.56	$0.40	$0.67

Net income per common share — diluted:
Income from continuing operations	$0.02	$0.26	$0.31	$0.55
Income from discontinued operations, net of taxes	0.01	0.28	0.07	0.10

Net income	$0.03	$0.54	$0.38	$0.65

     On September 24, 2004, the Company’s Board of Directors authorized and approved a three-for-two stock split effected in the form of a 50 percent dividend on the Company’s common stock. Such additional shares of common stock were issued on October 29, 2004 to all shareholders of record as of the close of business on October 8, 2004. All share and per share amounts have been adjusted to reflect the stock split.

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Options excluded from computation of diluted income per share as effect would be anti-dilutive	22,500	297,000	7,500	720,000

Weighted average exercise price of excluded options	$24.67	$14.24	$24.67	$11.86

18. Comprehensive Income

     For the quarters and nine month periods ended September 30, 2004 and 2003, the Company’s comprehensive income was equal to net income.

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

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended September 30, 2004:
Healthcare revenues	$162,445	$23,156	$(11,481)	$174,120
Healthcare expenses	151,910	21,798	(11,481)	162,227
Increase in reserve for loss contracts	6,000	—	—	6,000

Gross margin	$4,535	$1,358	$—	$5,893

Depreciation and amortization expense	$717	$239	$—	$956

Quarter ended September 30, 2003:
Healthcare revenues	$120,159	$19,997	$(8,781)	$131,375
Healthcare expenses	112,743	18,937	(8,781)	122,899

Gross margin	$7,416	$1,060	$—	$8,476

Depreciation and amortization expense	$786	$249	$—	$1,035

Nine month period ended September 30, 2004:
Healthcare revenues	$471,383	$63,017	$(31,677)	$502,723
Healthcare expenses	441,453	58,973	(31,677)	468,749
Increase in reserve for loss contracts	12,800	—	—	12,800

Gross margin	$17,130	$4,044	$—	$21,174

Depreciation and amortization expense	$2,194	$711	$—	$2,905

Nine month period ended September 30, 2003:
Healthcare revenues	$338,668	$58,398	$(24,098)	$372,968
Healthcare expenses	318,786	55,472	(24,098)	350,160

Gross margin	$19,882	$2,926	$—	$22,808

Depreciation and amortization expense	$2,438	$742	$—	$3,180

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of September 30, 2004:
Inventories	$4,364	$3,126	$7,490

Property and equipment, net	$2,687	$2,139	$4,826

Goodwill, net	$40,771	$3,125	$43,896

Total assets	$185,767	$14,941	$200,708

As of December 31, 2003:
Inventories	$3,794	$2,846	$6,640

Property and equipment, net	$2,779	$1,840	$4,619

Goodwill, net	$40,771	$3,125	$43,896

Total assets	$144,221	$14,202	$158,423

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the United States. The Company is a provider of managed healthcare services to county/municipal jails and detention centers and is also a distributor of pharmaceuticals and medical supplies. The Company provides managed healthcare and/or pharmaceutical distribution services under 108 contracts to approximately 271,000 inmates at over 357 sites in 35 states.

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

     On September 24, 2004, the Company’s Board of Directors authorized and approved a three-for-two stock split effected in the form of a 50 percent dividend on the Company’s common stock. Such additional shares of common stock were issued on October 29, 2004 to all shareholders of record as of the close of business on October 8, 2004. All share and per share amounts have been adjusted to reflect the stock split.

     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes included herein.

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

Revenue and Cost Recognition

     The Company’s contracts with correctional institutions are principally fixed price contracts with revenue adjustments for census fluctuations and risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by either party at will and without cause upon proper notice. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

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

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care including the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. An actuarial analysis is also prepared monthly by an independent actuary to evaluate the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.

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

     Due to the flat fee nature of this contract, the Company’s margin under the contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $523,000 per month, including allocated overhead, an amount significantly above recent historical levels.

     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May, losses once again increased in September, driven primarily by off-site medical costs.

     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $974,000 per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005. A fundamental assumption of the $6.0 million increase in loss reserve is that the contract will incur on average $1.4 million per month of off-site medical costs for the remaining nine months of the contract.

     As of September 30, 2004, the Company had a loss contract reserve totaling $9.5 million, which relates to the Maryland DPS and a county contract.

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

     At September 30, 2004, the Company’s reserves for known and incurred but not reported claims totaled $18.9 million. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known.

Other Self-Funded Insurance Reserves

     At September 30, 2004, the Company had approximately $8.2 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. These estimates could change in the future.

Legal Contingencies

     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. When estimable, the Company accrues an estimate of the probable costs for the resolution of these claims. Such estimates are developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation. See discussion of certain outstanding legal matters in Part II — Item 1 “Legal Proceedings”.

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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since December 31, 2001 and until June 30, 2004, the Company maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004.

     Beginning with the third quarter of 2004, the Company began providing for an income tax provision at a rate on income before taxes equal to 40 percent, the estimated combined federal and state effective tax rates.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the Condensed Consolidated Statements of Income.

	Quarter ended		Nine months ended
	September 30,		September 30,
Percentage of Healthcare Revenues	2004	2003	2004	2003
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	93.2	93.5	93.2	93.9
Increase in reserve for loss contracts	3.4	—	2.6	—

Gross margin	3.4	6.5	4.2	6.1
Selling, general and administrative expenses	2.4	2.8	2.6	2.9
Depreciation and amortization	0.6	0.8	0.6	0.8
Charge for settlement of Florida legal matter	—	—	1.0	—

Income (loss) from operations	0.4	2.9	0.0	2.4
Interest, net	0.3	0.7	0.3	0.8

Income (loss) from continuing operations before income taxes	0.1	2.2	(0.3)	1.6
Income tax provision (benefit)	0.0	0.2	(1.0)	0.2

Income from continuing operations	0.1	2.0	0.7	1.4
Income from discontinued operations, net of taxes	0.1	2.1	0.1	0.3

Net income	0.2%	4.1%	0.8%	1.7%

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

     Healthcare revenues. Healthcare revenues for the quarter ended September 30, 2004 increased $42.7 million, or 32.5%, from $131.4 million for the quarter ended September 30, 2003 to $174.1 million for the quarter ended September 30, 2004. Healthcare revenues in 2004 included $28.8 million of revenue growth resulting from correctional healthcare services contracts added in 2003 and 2004 through marketing activities. Correctional healthcare services contracts in place at December 31, 2002 and continuing beyond September 30, 2004 experienced revenue growth of 11.7% consisting of additional revenue of $11.3 million during the third quarter of 2004 as the result of contract renegotiations and automatic price adjustments and additional revenue of $2.1 million as the result of risk-sharing arrangements. Risk-sharing revenues on shared-risk contracts offset increases in certain healthcare expenses, primarily off-site and pharmacy expenses, by reimbursing the Company for those certain expenses above mutually agreed upon thresholds. These additional revenues do not generate additional gross margin for the Company. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $0.5 million. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the quarter ended September 30, 2004 increased $39.3 million, or 32.0%, from $122.9 million for the quarter ended September 30, 2003 to $162.2 million for the quarter ended September 30, 2004. Expenses related to new correctional healthcare services contracts added in 2003 and 2004 through marketing activities accounted for $25.2 million of the increase. Healthcare expenses as a percentage of healthcare revenues decreased by 0.3% in 2004 as compared to 2003. This percentage decrease results primarily from increased healthcare revenues associated with the Company’s ongoing efforts, when renewing or negotiating contracts, to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $2.3 million and $32,000 in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the quarters ended September 30, 2004 and 2003, respectively.

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

     Due to the flat fee nature of this contract, the Company’s margin under the contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $523,000 per month, including allocated overhead, an amount significantly above recent historical levels.

     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May, losses once again increased in September, driven primarily by off-site medical costs.

     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $974,000 per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.2 million, or 2.4% of healthcare revenues, for the quarter ended September 30, 2004 as compared to $3.7 million, or 2.8% of healthcare revenues, for the quarter ended September 30, 2003. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues discussed above. Approximately $323,000 and $161,000 in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the quarters ended September 30, 2004 and 2003, respectively.

     Depreciation and amortization. Depreciation and amortization expense for each of the quarters ended September 30, 2004 and 2003 was $1.0 million.

     Interest, net. Net interest expense decreased to $0.5 million, or 0.3% of healthcare revenues, for the quarter ended September 30, 2004 from $0.9 million, or 0.7% of healthcare revenues, for the quarter ended September 30, 2003. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision. The provision for income taxes for the quarter ended September 30, 2004 was $0.1 million or 0% of healthcare revenues as compared with a provision of $0.3 million or 0.2% of healthcare revenues for the quarter ended September 30, 2003. During the quarter ended June 30, 2004, the Company recorded an income tax benefit of $5.3 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets. As a result of the valuation allowance in place during 2003, the income tax provision for the quarter ended September 30, 2003 primarily reflects state income taxes due.

     Income from continuing operations. Income from continuing operations for the quarter ended September 30, 2004 was $0.1 million, as compared with $2.6 million for the quarter ended September 30, 2003, as the result of the factors discussed above.

     Income from discontinued operations, net of taxes. Income from discontinued operations for the quarter ended September 30, 2004 was $0.1 million as compared with $2.7 million for the quarter ended September 30, 2003. Income from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s Condensed Consolidated Financial Statements for further discussion of SFAS No. 144. Approximately $0 and $1.3 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the quarters ended September 30, 2004 and 2003, respectively.

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

     Net income. Net income for the quarter ended September 30, 2004 was $0.3 million as compared with $5.3 million for the quarter ended September 30, 2003 as the result of the factors discussed above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Healthcare revenues. Healthcare revenues for the nine months ended September 30, 2004 increased $129.7 million, or 34.8%, from $373.0 million for the nine months ended September 30, 2003 to $502.7 million for the nine months ended September 30, 2004. Healthcare revenues in the first nine months of 2004 included $90.1 million of revenue growth resulting from contracts added in 2003 and 2004 through marketing activities. Contracts in place at December 31, 2002 and continuing beyond September 30, 2004, experienced revenue growth of 12.8% consisting of additional revenue of $33.2 million during the first nine months of 2004 as the result of contract renegotiations and automatic price adjustments and additional revenue of $9.4 million as the result of risk-sharing arrangements. Risk-sharing revenues on shared-risk contracts offset increases in certain healthcare expenses, primarily off-site and pharmacy expenses, by reimbursing the Company for those certain expenses above mutually agreed upon thresholds. These additional revenues do not generate additional gross margin for the Company. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.0 million primarily as a result of the loss of a pharmaceutical distribution customer in the third quarter of 2003. As discussed in the discontinued operations section below, all contracts that expired subsequent to January 1, 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the nine months ended September 30, 2004 increased $118.5 million, or 33.9%, from $350.2 million for the nine months ended September 30, 2003 to $468.7 million for the nine months ended September 30, 2004. Expenses related to new contracts from marketing activities accounted for $79.4 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.7% in 2004 as compared to 2003. This decrease results primarily from increases in revenues associated with the Company’s ongoing efforts when renewing or negotiating contracts to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $3.5 million and $0.3 in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the nine months ended September 30, 2004 and 2003, respectively.

     Increase in reserve for loss contracts. As discussed above in the section titled “Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003,” during 2004, the Company has recorded a pre-tax contract charge totaling $12.8 million to cover estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $2.4 million from $10.7 million, or 2.9% of revenues, for the nine months ended September 30, 2003 to $13.1 million, or 2.6% of revenues, for the nine months ended September 30, 2004. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues discussed above partially offset by $500,000 in expense recorded in connection with the EMSA lease matter discussed in Part II – Item 1 “Legal Proceedings”. Approximately $500,000 in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the nine months ended September 30, 2004 and 2003.

     Depreciation and amortization. Depreciation and amortization expense for each of the nine months ended September 30, 2004 and 2003 was $2.9 million and $3.2 million, respectively.

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

     Interest, net. Net interest expense decreased to $1.5 million, or 0.3% of revenue, for the nine months ended September 30, 2004 from $2.9 million, or 0.8% of revenue, for the nine months ended September 30, 2003. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision (benefit). The income tax benefit for the nine month period ended September 30, 2004 was $4.9 million or 1.0% of healthcare revenues as compared to an income tax provision of $0.7 million or 0.2% of healthcare revenues for the nine month period ended September 30, 2003. As discussed above in the section titled “Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003,” in the second quarter of 2004, the Company recorded an income tax benefit of $5.3 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets.

     Income from continuing operations. Income from continuing operations for the nine months ended September 30, 2004 was $3.4 million, or 0.7% of revenue, as compared with $5.3 million, or 1.4% of revenue, for the nine months ended September 30, 2003 as the result of the factors discussed above.

     Income from discontinued operations, net of taxes. Income from discontinued operations for the nine months ended September 30, 2004 was $0.8 million, as compared with $1.0 million for the nine months ended September 30, 2003. Income from discontinued operations represents the operating results of the Company’s contracts that have expired or otherwise been terminated subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s Condensed Consolidated Financial Statements for further discussion of SFAS No. 144. Approximately $53,000 and $3.6 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the nine months ended September 30, 2004 and 2003, respectively.

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

     As discussed above in the section titled “Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003,” in the third quarter of 2003, the Company decreased its reserve for loss contracts by $1.7 million related to the assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003.

     The second quarter increase in the reserve of $4.5 million and the third quarter decrease of $1.7 million in the reserve for loss contracts are reflected as components of income from discontinued operations, net of tax, in the Company’s statements of income.

     Net income. Net income for the nine months ended September 30, 2004 was $4.2 million, or 0.8% of revenue, as compared with net income of $6.3 million, or 1.7% of revenue, for the nine months ended September 30, 2003 as the result of the factors discussed above.

Liquidity and Capital Resources

     Overview

     The Company had negative working capital of $18.8 million at September 30, 2004 compared to $19.9 million at December 31, 2004. Historically, the Company has operated with negative or minimal positive working capital, primarily because receivable collection periods are faster than the normal payment terms on current liabilities. Days sales outstanding in accounts receivable were 41 at September 30, 2004 while accounts payable days outstanding at September 30, 2004 were 49 and medical claims liability days outstanding at September 30, 2004 were 67.

     The Company generated net income of $4.2 million for the nine months ended September 30, 2004 compared to net income of $6.3 million for the nine months ended September 30, 2003. The Company had stockholders’ equity of $49.6 million at September 30, 2004 as compared to $39.0 million at December 31, 2003. The Company’s cash and cash equivalents increased to $14.0 million at September 30, 2004 from $1.2 million at December 31, 2003, an increase of $12.8 million. The increase in cash was primarily the result of cash flows from operations.

     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. Cash flows from operating activities during the nine months ended September 30, 2004 were $15.8 million, a decrease of $2.7 million from cash flows from operations for the nine months ended September 30, 2003 of $18.5 million. The decrease was primarily due to a $5.2 million settlement related to a Florida legal matter discussed above and an increase of $18.5 million in outstanding accounts receivable which resulted from a combination of increased revenues due to risk sharing arrangements and new contracts. These negative factors were offset by an increase of $21.6 million in accounts payable and medical claims liability.

     Cash flows used in financing activities during the nine months ended September 30, 2004 were $1.1 million and include net payments totaling $3.6 million to reduce the amount of debt outstanding from $3.6 million at December 31, 2003 to $0 at September 30, 2004. Also included in cash flows used in financing activities during the first nine months of 2004 were cash receipts of $2.4 million resulting from option exercises and issuance of common stock under an employee stock purchase plan.

     Credit Facility

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes a $55.0 million revolving credit facility (the “Revolver”) and prior to the third quarter of 2004 also included a $5.0 million term loan (the “Term Loan”). Proceeds from the CapitalSource Credit Facility were used to repay the borrowings outstanding pursuant to the Company’s previously existing revolving credit facility.

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At September 30, 2004, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2004, the Company had no borrowings outstanding under the Revolver and $38.2 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

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

     During the third quarter, the Company paid the remaining balance totaling approximately $2.1 million of its Term Loan which was set to mature on October 31, 2005 and a $100,000 loan fee which was due upon maturity. As a result of these payments, the Company no longer has a balance outstanding related to the Term Loan.

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

     The Company was in compliance with these financial covenants as of September 30, 2004.

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

     Other Financing Transactions

     At September 30, 2004, the Company had standby letters of credit outstanding totaling $4.0 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.

     Contractual Obligations And Commercial Commitments

     The Company has certain contractual obligations as of September 30, 2004, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	2004	2005	2006	2007	2008	Thereafter
Operating leases	$346	$1,500	$1,408	$1,352	$847	$285

     The amounts included in the table above do not include future cash payments for interest. At September 30, 2004, the Company was contingently liable for $24.7 million of performance bonds. The performance bonds are collateralized by the standby letters of credit.

     Off-Balance Sheet Transactions

     As of September 30, 2004 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above.

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

     Recently Issued Accounting Pronouncement

     In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN No. 46. This interpretation addresses consolidation by business enterprises of variable interest entities when certain characteristics are present. The Company adopted the provisions of FIN No. 46 effective January 1, 2004. Such adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. A hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the CapitalSource Credit Facility, as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.3% and 0.8% of the Company’s revenues, respectively, for the nine month periods ended September 30, 2004 and 2003. Total debt outstanding was reduced to zero at September 30, 2004.

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

     As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The jury verdict is not a final judgment. Post-verdict motions were heard on November 2, 2004, with briefing and additional motions to follow. As of September 30, 2004, the Company maintained a reserve of $446,000 which represents management’s current estimate of probable losses related to this matter. Upon final resolution, the ultimate cost may be different and could result in a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. In addition to its rights under post-verdict motions and the potential for appeal, the Company has filed suit against the seller for reimbursement for all costs associated with this case as well as any judgment returned. Such reimbursement has not been reflected in the Company’s reserve estimate discussed above.

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appellate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, brought an action against PHS in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million paid on behalf of the plaintiffs for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from liability for this claim subsequent to filing the lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were intentional and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The parties agreed to submit the matter to nonbinding arbitration and the Company received a successful ruling in July 2004. FACT has now requested the matter go forward to trial. The Company believes it will ultimately be successful at the trial court level. However, in the event that the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2004, the Company has reserved approximately $488,000 related to probable costs associated with this proceeding.

     Other matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2004 and December 31, 2003. The Company is not aware of any material unasserted claims and would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

3.1 —	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2 —	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3 —	Amended and Restated By-laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.4 —	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1 —	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

11 —	Computation of Per Share Earnings.*

31.1 —	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 9, 2004