Form 10-K
period 2004-12-31
AMERICA SERVICE GROUP INC /DE
filed 2005-03-14
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $247,398,525. As of March 4, 2005, the registrant had 10,852,538 shares of Common Stock outstanding.

Documents Incorporated by Reference

     Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 15, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
EX-10.16 EMPLOYEE STOCK PURCHASE PLAN
EX-10.17 DIRECTOR AND EXECUTIVE OFFICER COMPENSATION
EX-10.18 2005 INCENTIVE COMPENSATION PLAN
EX-10.19 DIRECTOR NON-QUALIFIED STOCK OPTION
EX-10.20 EMPLOYEE NON-QUALIFIED STOCK OPTION
EX-10.21 DIRECTOR NON-INCENTIVE STOCK OPTION
EX-10.22 EMPLOYEE NON-INCENTIVE STOCK OPTION
EX-10.23 EMPLOYEE INCENTIVE STOCK OPTION
EX-10.24 FORM OF STOCK GRANT CERTIFICATE
EX-21.1 SUBSIDIARIES OF THE COMPANY
EX-23.1 CONSENT OF ERNST & YOUNG LLP.
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I

Item 1. Business

     This Annual Report on Form 10-K contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of America Service Group Inc. and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those set forth below under the caption “Risk Factors.” Forward-looking statements speak only as of the date they are made, and America Service Group Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

General

     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA”), Correctional Health Services, LLC (“CHS”), Prison Health Services of Indiana, LLC and Secure Pharmacy Plus, LLC (“SPP”), contracts to provide managed healthcare services, including the distribution of pharmaceuticals, to over 360 correctional facilities throughout the United States. The Company is the leading non-governmental provider of correctional healthcare and pharmacy services in the United States.

     ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.

Correctional Healthcare Services

     The Company contracts with state, county and local governmental agencies to provide healthcare services to inmates of prisons and jails. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental entities, none of which are dependent on third party payment sources. The Company provides a wide range of on-site healthcare programs, as well as off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed through arrangements with independent doctors and local hospitals. For the year ended December 31, 2004, revenues from correctional healthcare services accounted for 93.8% of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 24 of the Company’s consolidated financial statements.

     The following table sets forth information regarding the Company’s correctional healthcare and pharmacy contracts.

	Historical December 31,
	2004	2003	2002	2001	2000
Number of correctional contracts(1)	107	120	129	145	130
Average number of inmates in all facilities covered by correctional contracts(2)	268,099	272,175	182,327	194,137	176,563

(1)	Indicates the number of contracts in force at the end of the period specified and includes EMSA Military and SPP contracts since their respective acquisitions.

(2)	Based on an average number of inmates during the last month of each period specified. The 2004 and 2003 inmate count also includes inmates under non-comprehensive medical management programs and independent pharmacy distribution contracts which were not included in prior years.

     The Company’s target correctional market consists of state prisons and county and local jails. A prison is a facility in which an inmate is incarcerated for an extended period of time (typically one year or longer). A jail is a facility in which the inmate is held for a shorter period of time, often while awaiting trial or sentencing. The higher inmate turnover in jails requires that healthcare be provided to a much larger number of individual inmates over time and includes the costs associated with stabilizing and treating whatever health conditions or injuries are present at the time of initial incarceration. Conversely, the costs of chronic healthcare requirements are greater with respect to state prison contracts. State prison contracts often cover a larger number of facilities and often have longer terms than jail contracts.

     Services Provided. Generally, the Company’s obligation to provide medical services to a particular inmate begins upon the inmate’s booking into the correctional facility and ends upon the inmate’s release. In order to reduce costs and provide better care, emphasis is placed upon early identification of serious injuries or illnesses so that prompt and clinically-effective treatment is commenced.

     Medical services provided on-site include physical and mental health screening upon intake. Screening includes the compilation of the inmate’s health history and the identification of any current, chronic or acute healthcare needs. After initial screening, services provided may include regular physical and dental screening and care, psychiatric care, OB-GYN screening and care and diagnostic testing. Hospitalization is provided off-site at acute-care hospitals. Sick call is regularly conducted and physicians, nurse practitioners, physicians’ assistants and others are also involved in the delivery of care on a regular basis. Necessary medications are administered by clinical staff.

     Medical services provided off-site include specialty outpatient diagnostic testing and care, emergency room care, surgery and hospitalization. In addition, the Company provides administrative support services on-site, at regional offices and at the Company’s headquarters. Administrative support services include program management, maintenance of on-site medical records and employee recruitment, scheduling, continuing education and quality assurance, medical audits, credentialing, and clinical program development activities.

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

     The National Commission on Correctional Health Care (“NCCHC”) and the American Correctional Association (“ACA”) set standards for the correctional healthcare industry and offers accreditation to facilities that meet its standards. These standards provide specific guidance related to a service provider’s operations including administration, personnel, support services such as hospital care, regular services such as sick call, records management and medical and legal issues. Accreditation with NCCHC and ACA standards is voluntary and includes many other aspects of the operation of the correctional facility other than the healthcare component. As such, not all of the Company’s clients seek this accreditation. For those clients that do desire such accreditation, the Company has a 100% success rate of obtaining and maintaining accreditation with these organizations.

     The NCCHC, an independent not-for-profit organization initially formed by the American Medical Association, was established to improve the quality of health care in jails, prisons, and juvenile confinement facilities. NCCHC offers a voluntary health services accreditation program, through external peer review to determine whether correctional institutions meet certain standards in their provision of health services. NCCHC renders a professional judgment and assists in the improvement of services provided. The ACA, an independent not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and the provision of inmate care. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period.

     Contract Provisions. The Company’s contracts with correctional institutions typically fall into one of three general categories: fixed fee, population based, or cost plus a fee. For fixed fee contracts, the Company’s revenues are based on fixed monthly amounts established in the service contract. The Company’s revenues for population-based contracts are based either on a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or on a per diem rate times the average or actual inmate population for the period of service. For cost plus fee contracts, the Company’s revenues are based on actual expenses incurred during the service period plus a contractual fee.

     Some contracts provide for annual increases in the fixed fee based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate of the Company’s costs of services when bidding and negotiating the fixed fee for future years. The Company often bears the risk of increased or unexpected costs, which could result in reduced profits or cause it to sustain losses when costs are higher than projected and increased profits when costs are lower than projected. Certain contracts also contain financial penalties when performance or staffing criteria are not achieved.

     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in certain of the Company’s contracts through aggregate pools for off-site expenses, stop loss provisions, cost plus fee arrangements or, in some cases, the entire exclusion of off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. While such provisions serve to mitigate the Company’s exposure to losses resulting from cost fluctuations in the specified cost categories, the Company will still experience variances in its margin percentage on these contracts as the additional revenue under these contract provisions is typically equal to the additional costs incurred by the Company. Many contracts contain termination clause provisions which allow the Company to terminate the contract under agreed-upon notice periods. The ability to terminate a contract serves to mitigate the Company’s risk of increasing costs of services being provided.

     Contracts accounting for approximately 28% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2004 contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates. However, less than 1% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2004 results from contracts where the Company is fully at risk for increases in these costs and the contract has longer than one year remaining without termination provisions.

     When preparing bid proposals, the Company estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. The Company’s management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which the Company is not protected could render a contract unprofitable. In an effort to manage risk under such contracts, the Company maintains stop loss insurance from an unaffiliated insurer covering 100% of its exposure with respect to catastrophic illnesses or injuries for annual amounts in excess of $500,000 per inmate up to an annual cap of $1.0 million per inmate and a lifetime cap of $2.0 million per inmate.

     The average length of a contract for services is one to three years, with subsequent renewal options. In general, contracts may be terminated by the governmental agency, and often by the Company as well, without cause at any time upon proper notice. The required notice period for such contracts ranges from one day to one year, but is typically between 90 and 120 days. Governmental agencies may be subject to political or financial influences that could lead to termination of a contract through no fault of the Company. As with other governmental contracts, the Company’s contracts are subject to adequate budgeting and appropriation of funds by the governing legislature or administrative body.

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

     Certain RFPs and contracts require the bidder to post a bid bond or performance bond. These bonding requirements may cover one year or up to the length of the contract and, at December 31, 2004, generally ranged between 10% and 20% of the annual contract fee. Due to circumstances related to September 11, 2001 and the collapse of certain major corporations, the surety market has sharply contracted and the cost of surety bonds has substantially increased. In order to avoid the additional costs that performance bonds add to the contracts, increasingly clients are reducing or eliminating the need for performance bonds.

     The Company’s contracts with governmental agencies often require it to comply with numerous additional requirements regarding record-keeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements, emergency healthcare needs of corrections employees and other matters. If a violation of the terms of an applicable contractual or statutory provision occurs, a contractor may be debarred or suspended from obtaining future contracts for specified periods of time in the applicable location. The Company has never been debarred or suspended in any jurisdiction.

     Marketing. The Company gathers, monitors and analyzes relevant information on potential jail and prison systems which meet predefined new business criteria. These criteria include facility size, location, revenue and margin potential and exposure to risk. The Company then devotes the necessary resources in securing new business.

     The Company is the largest provider of healthcare services to county/municipal jails and detention centers in the United States. The Company will continue to focus its business development efforts on these facilities where stabilization and treatment of the population is the primary mission. The Company will also continue to pursue certain opportunities at state prison systems, where in many cases, services are provided to a larger system with a more permanent population. Due to the more permanent population at the state prison facilities, the primary healthcare mission shifts to disease management and treatment.

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

     Management believes that the constitutional requirement to provide healthcare to inmates, an increasing inmate population and medical Consumer Price Index, combined with public sector budget deficits, will continue the trend towards privatization of correctional healthcare and present opportunities for future revenue growth for the Company.

Pharmaceutical Distribution Services

     The Company, through its wholly owned subsidiary, SPP, contracts with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. SPP’s contracts typically cover one year with renewals upon agreement of both parties. SPP utilizes a packaging and distribution center to fill prescriptions and ship pharmaceuticals to over 300 sites in 36 states covering over 200,000 inmates.

     SPP provides clinical pharmacy services in concert with their systematic delivery process. SPP’s clinical pharmacological management adds therapeutic value to services as well as fiscal responsibility to its clients. In addition, SPP’s medical supply service creates additional value for its clients, as the packaging and delivery mode on certain products is advantageous to the corrections environment.

     SPP had fiscal year 2004 revenues of approximately $85.9 million, $43.2 million of which relates to services provided for Company-contracted sites, which are eliminated in consolidation. For the year ended December 31, 2004, revenues from correctional pharmacy services, excluding revenues eliminated in consolidation, accounted for approximately 6.2% of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 24 of the Company’s consolidated financial statements.

Risk Management

     For contracts where the Company’s exposure to the risk of inmates’ off-site expenses, catastrophic illness or injury is not limited, the Company maintains stop loss insurance to cover 100% of the Company’s exposure with respect to hospitalization for annual amounts in excess of $500,000 per inmate up to an annual cap of $1.0 million per inmate and a lifetime cap of $2.0 million per inmate. The Company believes this insurance mitigates its exposure to individually material expenses of catastrophic hospitalization. See “Correctional Healthcare Services – Contract Provisions.”

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

     As of December 31, 2004, the Company had approximately 5,830 employees, including approximately 630 doctors and 3,120 nurses. The Company also had under contract approximately 1,600 independent contractors, including physicians, dentists, psychiatrists and psychologists. Of the Company’s employees, approximately 300 are represented by labor unions. The Company believes that its employee relations are good.

Competition

     The business of providing correctional healthcare services to governmental entities is highly competitive. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it has approximately 9.9% of the combined privatized and non-privatized market, based on estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 7.9% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 3.1% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in correctional healthcare, related fields or greater financial resources than the Company, continue to enter the market.

Government Regulation

     Governmental Regulations and Court Orders. The industry in which the Company operates is subject to extensive federal, state and local regulations and/or orders of judicial authorities, including healthcare and safety regulations and judicial orders, decrees and judgments. Some of the regulations and orders are unique to the Company’s industry, and the combination of regulations and orders it faces is unique. Generally, prospective providers of healthcare services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and judicial orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. In addition, the Company’s doctors, nurses, pharmacists and other healthcare professionals who provide services on its behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct. The Company’s services are also subject to operational and financial audits by the governmental agencies with which the Company has contracts and by the courts of competent jurisdiction. The Company may not always successfully comply with these regulations and failure to comply can result in material penalties or non-renewal or termination of contracts with correctional facilities.

     Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HIPAA includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The Company does not electronically file at present, but may do so in the future, subjecting it to regulations of HIPAA.

     Corporate Practice of Medicine/Fee Splitting. Many of the states in which the Company operates have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. The Company has recently undertaken a review of the applicable laws in each state in which the Company operates and is in the process of reviewing its arrangements with its healthcare providers to ensure that these arrangements comply with all applicable law. The Company has no assurance that governmental officials responsible for enforcing these laws will not assert that the Company, or transactions in which it is involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with its interpretations.

     Federal and State Laws Regarding the Distribution of Pharmaceuticals. Institutional pharmacies are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. The Company continuously monitors the effects of regulatory activity on its operations. In addition, states generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2004, the Company had pharmacy licenses, or pending applications, for each pharmacy in operation. In addition, the Company’s pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

     Federal and state laws impose certain repackaging, labeling and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail outlets. A drug repackager must register with the Food and Drug Administration (“FDA”) as a manufacturing establishment, and is subject to FDA inspection for compliance with relevant good manufacturing practices (“GMP”). The Company holds all required registrations and licenses, and believes its repackaging operations are in compliance with applicable federal and state GMP requirements. In addition, the Company believes it complies with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

Major Contracts

     The Company’s operating revenue with respect to its correctional healthcare operations is derived primarily from contracts with state, county and local governmental entities. The Company’s Rikers Island, New York contract accounted for approximately 14.0% of the healthcare revenues from continuing and discontinued operations for the year ended December 31, 2004 on a combined basis. No other contract accounted for 10.0% or more of such revenues during the year ended December 31, 2004. Following are summaries of the Company’s largest contracts based on healthcare revenues for the fiscal year ended December 31, 2004.

     Rikers Island Contract. The Company, through its subsidiary, PHS, entered into a contract with the New York City Health and Hospitals Corporation (“HHC”), effective January 1, 2001, to provide, among other things, medical healthcare services to inmates held by the Commissioner of the New York City Department of Correction. The original term of the contract was three years, with HHC having the option to extend the term for an additional year. During 2003, HHC exercised its option to extend the contract for an additional year through December 31, 2004. Also during 2003, HHC assigned this contract to the New York City Department of Health and Mental Hygiene (“NYCDOH”). For the Company’s services, NYCDOH paid the Company the cost of providing the services rendered under the contract plus 4.25% of reimbursable costs. The Company was subject to mandatory staffing requirements under the contract. NYCDOH is required to indemnify the Company and its employees and independent contractors for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where the Company’s employees or independent contractors have engaged in intentional misconduct or a criminal act.

     Effective January 1, 2005, the Company, through its subsidiary PHS, entered into a new contract with NYCDOH to provide comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction. The new three-year “cost plus fixed fee” contract commenced on January 1, 2005 and may be extended by the client for up to an additional three years. Annual revenues under the contract are expected to be approximately $100 million in 2005. The Company is subject to mandatory staffing requirements under the contract. NYCDOH is required to indemnify the Company and its employees and independent contractors for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where the Company’s employees or independent contractors have engaged in intentional misconduct or a criminal act. Either party may terminate the contract without cause at any time on 12 months’ notice. Either party may terminate on ten days’ notice for a material breach of the contract subject to certain cure provisions.

     Maryland Department of Public Safety and Correctional Services. The Company, through PHS, entered into a contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for three years ending June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one year terms. The contract is presently in its second renewal term and is non-cancelable by the Company. The Maryland DPS pays the Company a flat fee per month with certain limited cost sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company is fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contains provisions that allow the Maryland DPS to assess penalties if certain staffing or performance criteria are not maintained. The flat fee paid to the Company is increased annually based on a portion of the consumer price index.

     During 2004, the Company recorded a pre-tax loss contract charge totaling $12.8 million to cover estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005. For more information refer to the loss contract section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in this Annual Report on Form 10-K. The current contract ends on June 30, 2005 and is currently out for competitive rebid.

     Commonwealth of Pennsylvania Department of Corrections. The Company, through PHS, entered into a contract with the Commonwealth of Pennsylvania Department of Corrections (“Pennsylvania DOC”) on September 1, 2003, for a period of five years for medical services exclusive of mental health and pharmacy. The contract covers each of the 27 Pennsylvania prison system facilities. The Pennsylvania DOC pays the Company a flat rate per month, which is adjusted for changes in inmate population levels. Under the terms of the contract, the Company is reimbursed for the costs of the medical malpractice insurance related to this contract and its exposure to off-site medical costs related to this contract is limited to a specified maximum amount. Pharmacy and mental health services are provided by separate contractors to the Pennsylvania DOC. The contract also contains provisions that allow the Pennsylvania DOC to assess penalties if certain staffing criteria are not maintained. The Pennsylvania DOC may terminate the contract on six months notice. After the first eighteen months, the Company may terminate the contract without cause subject to a nine-month notice to the Pennsylvania DOC.

     Alabama Department of Corrections. The Company, through PHS, entered into a contract with the Alabama Department of Corrections (“Alabama DOC”) on November 3, 2003, for a period of three years which may be extended for two additional one year terms, to provide comprehensive medical services to the state of Alabama’s prison system. The contract covers each of the 13 Alabama prison system facilities and the work release programs associated with each facility. The Alabama DOC pays the Company a flat rate per month based on the contract specified amounts per year. Under the terms of the contract, the Company’s exposure for pharmaceutical and off-site medical costs related to the contract is limited to a specified maximum amount. The contract also contains provisions that allow the Alabama DOC to assess penalties if certain staffing criteria are not maintained. The contract may be terminated by either the Company or the Alabama DOC upon three months written notice.

Cautionary Statement Regarding Forward-Looking Information

     This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and actual future activities, and its results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:

•	the Company’s ability to retain existing client contracts and obtain new contracts;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity regarding the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to comply with government regulations and/or orders of judicial authorities;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses and injuries in excess of amount covered under contracts or insurance coverage;

•	the outcome of pending litigation; and

•	the Company’s dependence on key personnel.

     Any or all of the Company’s forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions the Company might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors.”

     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When considering these forward-looking statements, keep in mind these risk factors and other cautionary statements in this annual report, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

     The Company’s forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

Risk Factors

     If any of the events discussed in the following risks were to occur, the Company’s business, financial position, results of operations, cash flows or prospects could be materially, adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial by the Company, may also constrain its business and operations. In either case, the trading price of the Company’s common stock could decline and stockholders could lose all or part of their investment.

     Dependence on Client Contracts. The Company’s operating revenue is derived almost exclusively from contracts with state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 90 and 120 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the Company. Although the Company generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. As a result, the Company’s portfolio of contracts is subject to change. The changes in the Company’s portfolio of contracts are largely unpredictable, which creates uncertainties about the amount of its total revenues from period to period. The Company must engage in competitive bidding for new business to replace contracts that expire or are terminated. The Company, therefore, has no assurance that it will be able to replace contracts that expire or are terminated or are not renewed on favorable terms or otherwise. The non-renewal or termination of any of the Company’s contracts with governmental agencies could materially affect its financial condition, results of operations and cash flows.

     Dependence on Government Funding. The Company’s cash flow is subject to the receipt of sufficient funding of, and timely payment by, the government entities with which it contracts. Economic circumstances at the national, state or local level could affect government entity budgets, which could result in insufficient funding, increased pricing pressure or termination of contracts. If a government entity does not receive sufficient funding to cover its obligations under a healthcare services contract, the contract may be terminated, payment for the Company’s services could be delayed or not occur. The termination of contracts, a significant delay in payment or non-payment could adversely affect the Company’s results of operations or cash flows.

     Privatization of Government Services and Correctional Population. The Company’s future revenue growth will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes that more than $30 million in annualized correctional healthcare contract revenues were newly privatized in 2004 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow at historical rates or at all, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.

     Negative Publicity. Negative publicity regarding the provision of correctional healthcare services by for-profit companies, including the Company, could adversely affect the Company’s results of operations or business. Privatization of healthcare services for correctional facilities may encounter resistance from groups or constituencies that believe that healthcare services to correctional facilities should only be provided by governmental agencies. Negative publicity regarding the privatization of correctional healthcare services may result in increased regulation and legislative review of industry practices that further increase the Company’s costs of doing business and adversely affect its results of operations by:

•	requiring the Company to change its services;

•	increasing the regulatory burdens under which it operates; or

•	adversely affecting its ability to market its services.

     Moreover, negative publicity relating to the Company in particular also may adversely affect its ability to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on its business.

     Compliance with Government Regulation. Failure to comply with governmental regulation and/or orders of judicial authorities could result in material penalties or non-renewal or termination of the Company’s contracts to manage correctional and detention facilities. The industry in which the Company operates is subject to extensive federal, state and local regulations, including educational, health care and safety regulations and judicial orders, decrees and judgments. Some of the regulations are unique to the Company’s industry, and the combination of regulations it faces is unique. Generally, providers of healthcare services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and court orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. The Company may not always successfully comply with these regulations or court orders, and failure to comply can result in material penalties, sanctions or non-renewal or termination of contracts, which could have a materially adverse affect on its business and results of operation.

     Governmental Agency Investigations and Audits. Government agencies may investigate and audit the Company’s contracts and it may be required to refund revenues the Company has received, to forego anticipated revenues, including prohibitions on its bidding in response to RFPs. Certain of the governmental agencies the Company contracts with have the authority to audit and investigate its contracts with them. As part of that process, government agencies may review the Company’s performance under the contract, its pricing practices, its cost structure and its compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that the Company has incorrectly allocated costs to a specific contract, the Company may not be reimbursed for those costs, and it could be required to refund the amount of any such costs that have been reimbursed.

     Competition. The business of providing correctional healthcare services to governmental agencies is highly competitive. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it has approximately 9.9% of the combined privatized and non-privatized market, based on national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 7.9% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 3.1% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to underbid the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share and could seriously harm the Company’s business and operating results.

     Acquisitions. The Company’s expansion strategy involves both internal growth and, as opportunities become available, acquisitions. The inability to successfully integrate future acquisitions would seriously harm the Company’s business or operating revenues.

     Exposure to Catastrophic Events. Contracts accounting for approximately 28% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2004 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits and has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, there can be no assurance that the Company will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.

     Dependence on Key Personnel. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Company has employment contracts with Michael Catalano, Chairman, President and Chief Executive Officer; Lawrence H. Pomeroy, Senior Vice President and Chief Development Officer; Michael W. Taylor, Senior Vice President and Chief Financial Officer; and Trey Hartman, Executive Vice President and President of PHS, as well as certain other key personnel. The Company does not maintain key man life insurance on any member of its senior management.

     Dependence on Healthcare Personnel. The Company’s success depends on its ability to attract and retain highly skilled healthcare personnel. A shortage of trained and competent employees and/or independent contractors may result in overtime costs or the need to hire less efficient and more costly temporary staff. Attracting qualified nurses at a reasonable cost in some markets has been and continues to be of concern to the Company. Approximately 39% of the Company’s contracts contain financial penalties that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2004, the Company incurred revenue deductions related to these criteria totaling approximately $2.5 million, or 0.4% of the Company’s healthcare revenues from continuing operations and discontinued operations combined.

     The Company faces competition for staffing, which may increase its labor costs and reduce profitability. The Company competes with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses. This scarcity may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts are structured as fixed fee contracts, the Company has a limited ability to pass along increased labor costs to existing customers. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to gain new contracts.

     Corporate Exposure to Professional Liability. The Company periodically becomes involved in medical malpractice claims with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging lack of timely or adequate healthcare services. The Company may be vicariously liable for the negligence of healthcare professionals with whom it contracts. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional and general liability insurance; however, due to the use of a large deductible policy in 2001 and the use of adjustable premium policies in 2002, 2003 and 2004 the Company is self-insured for professional liability claims incurred under its primary program. In addition to its primary program, the Company also has insurance policies that relate to certain specific healthcare services contracts. Management establishes reserves for the estimated losses that will be incurred under these insurance policies using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. The Company requires its independent contractors to maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. However, there can be no assurance that a future claim or claims will not exceed management’s loss estimates or the limits of available insurance coverage.

     Recently, the cost of malpractice and other liability insurance has risen significantly. Adequate levels of insurance may not continue to be available at a reasonable price. The Company is dependent on the financial health of the insurance carriers with whom it has insurance policies. Failure to obtain sufficient levels of professional liability insurance or deterioration in an insurance carrier’s financial health may expose the Company to significant losses.

     Dependence on Information Systems. The Company depends on its information technology systems for timely and accurate information. Failure to maintain effective and efficient information technology systems or disruptions in the Company’s information technology systems could cause disruptions in its business operations, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, potential regulatory problems, increases in administrative expenses and other adverse consequences.

     Dependence on Credit Facility. The Company’s debt consists of a credit facility dated October 31, 2002 with CapitalSource Finance LLC. The Company is dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements.

     The credit facility requires the Company to meet certain financial covenants related to minimum levels of earnings. The financial covenants contained in the credit facility are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in this Annual Report on Form 10-K. Should the Company fail to meet its projected results or fail to remain in compliance with the terms of the credit facility, it may be forced to seek alternative sources of financing. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.

     The Company’s credit facility with CapitalSource Finance LLC expires on October 31, 2005. As a result, the Company will be required to replace this credit facility during 2005. No assurances can be made that the Company can obtain replacement financing arrangements on terms acceptable to it, or at all.

     Performance Bonds. The Company is required under certain contracts to provide a performance bond. At December 31, 2004, the Company has outstanding performance bonds totaling $22.5 million. The performance bonds are renewed on an annual basis. The market for performance bonds was severely impacted by certain recent corporate failures and the events of September 11, 2001 and continues to be impacted by general economic conditions. Consequently, the sureties for the Company’s performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The letters of credit, currently in the amount of $4.0 million, which the Company utilizes as collateral for its performance bonds reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.

Other Available Information

     The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (“SEC”). Copies of these documents may be obtained by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies of these documents available to the public free of charge through its web site at http://www.asgr.com or by contacting its Corporate Secretary at its principal offices, which are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027, telephone number (615) 373-3100.

Item 2. Properties

     The Company occupies approximately 33,528 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in April 2009. The Company leases additional office facilities in Franklin, Tennessee; Baltimore and Jessup, Maryland; East Elmhurst, New York; Alameda, California; Sunrise, Florida; Verona, New Jersey; Boise, Idaho; Indianapolis, Indiana; Richmond, Virginia; Whitestone, New York; Montgomery, Alabama; and Concordville, Pennsylvania. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.

Item 3. Legal Proceedings

     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The trial judge has yet to enter the jury’s verdict as a final judgment and the Company has filed a motion for new trial, a motion for remittitur or new trial as to damages, a motion for judgment notwithstanding the verdict, and for judgment in accordance with its previous motion for a directed verdict. The matter currently remains under advisement with the court and the Company will continue to vigorously defend the lawsuit and believes that it will ultimately be successful, through either its post-trial motions or on appeal, in having the verdict award reduced or overturned. However, in the event the Company is not successful at the trial court level or on appeal, or if the Company decides not to appeal an unfavorable verdict, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2004, the Company, after giving consideration to its post-trial motions and appeal rights, estimates that its probable loss related to this matter will be significantly below the $1.2 million jury verdict amount. The Company’s reserves related to this matter are included in its reserves for all general legal matters, which total approximately $900,000 as of December 31, 2004. In addition to its rights under post-verdict motions and the potential for appeal, the Company has filed suit against Caremark RX, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the Company does not know whether it will prevail against Caremark. Accordingly, such reimbursement has not been reflected in the Company’s reserve estimate discussed above.

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appellate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, (the “Sheriff’s Office”) brought an action against the Company’s wholly owned subsidiary, PHS, in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million allegedly paid on behalf of FACT for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from any liability for this claim subsequent to filing the FACT lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were indemnifiable as a matter of public policy and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The parties agreed to submit the matter to nonbinding arbitration and the Company received a successful ruling in July 2004. FACT has not moved to engage in discovery necessary for any trial. Should the matter go forward to trial the Company believes it will ultimately be successful at the trial court level. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2004, the Company has no reserves associated with this proceeding.

     Other Matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2004. The Company is not aware of any material unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock is traded on The Nasdaq Stock Market’s National Market System under the symbol “ASGR.” As of March 4, 2005, there were approximately 34 registered holders of record of the Company’s common stock. The high and low bid prices of the Company’s common stock as reported on The Nasdaq Stock Market during each quarter from January 1, 2003 through December 31, 2004 are shown below:

Quarter Ended	High	Low
March 31, 2003	$11.48	$7.13
June 30, 2003	12.09	7.90
September 30, 2003	14.17	10.95
December 31, 2003	23.85	13.77
March 31, 2004	24.00	17.67
June 30, 2004	26.67	21.47
September 30, 2004	27.71	21.13
December 31, 2004	29.03	21.71

     On September 24, 2004, the Company’s Board of Directors authorized and approved a three-for-two stock split effected in the form of a 50 percent dividend on the Company’s common stock. Such additional shares of common stock were issued on October 29, 2004 to all shareholders of record as of the close of business on October 8, 2004. Fractional shares were eliminated in the form of a cash dividend which was approved by lenders on the Company’s credit facility. All price per share amounts above have been retroactively adjusted to reflect the stock split.

     Other than the dividend for fractional shares discussed above, the Company did not pay cash dividends on its common stock during the years ended December 31, 2004 and 2003. The Company has not paid any cash dividends and expects for the foreseeable future to retain all of its earnings to finance the development of its business. In addition, under the terms of its credit facility, the Company is prohibited from paying cash dividends on its common stock.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Healthcare revenues	$665,113	$516,828	$409,885	$397,264	$253,428
Income (loss) from continuing operations before income taxes	4,543	11,786	1,593	(29,044)	2,001
Income (loss) from continuing operations	8,029	10,957	1,286	(27,192)	1,022
Income (loss) from discontinued operations, net of taxes	983	918	10,615	(17,651)	6,785
Net income (loss)	9,012	11,875	11,901	(45,006)	7,159

Net income (loss) per common share – basic:
Income (loss) from continuing operations	0.75	1.14	0.15	(3.45)	0.06
Income (loss) from discontinued operations, net of taxes	0.09	0.10	1.27	(2.22)	1.18
Net income (loss)	0.84	1.24	1.42	(5.67)	1.24

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	0.73	1.11	0.15	(3.45)	0.12
Income (loss) from discontinued operations, net of taxes	0.09	0.09	1.24	(2.22)	0.81
Net income (loss)	0.82	1.20	1.39	(5.67)	0.93

Weighted average common shares outstanding – basic	10,721	9,597	8,404	7,938	5,781
Weighted average common shares outstanding – diluted	11,048	9,906	8,577	7,938	8,381
Cash dividends per share	—	—	—	—	—

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements describing the reclassification from continuing operations to discontinued operations of contracts terminating during 2004, 2003 and 2002. During 2004, 2003, 2002 and 2001, the Company recorded adjustments to the loss contract reserve. During 2000, the Company acquired certain assets of SPP and CPS and purchased all of the outstanding common stock of CHS in three separate purchase transactions. These acquisitions were accounted for under the purchase method of accounting and the results of operations of the acquired entities have been included in the Company’s consolidated operating results since the respective acquisition dates. During 2004, the Company recorded a pre-tax charge of $5.2 million for final settlement of a Florida legal matter and an income tax benefit of $5.3 million related to the reversal of substantially all of a previously recorded valuation allowance.

     On September 24, 2004, the Company’s Board of Directors authorized and approved a three-for-two stock split effected in the form of a 50 percent dividend on the Company’s common stock. Such additional shares of common stock were issued on October 29, 2004 to all shareholders of record as of the close of business on October 8, 2004. All share and per share amounts presented herein have been retroactively adjusted to reflect the stock split.

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital (deficit)	$(4,400)	$(19,887)	$(38,395)	$(3,826)	$15,573
Total assets	206,145	158,423	176,048	160,380	161,402
Long-term debt, including current portion	—	3,559	45,996	58,100	56,800
Mandatory redeemable preferred stock	—	—	—	—	12,397
Stockholders’ equity (deficit)	54,993	38,957	14,325	(3,554)	28,965

     The working capital deficit as of December 31, 2003 and 2002 includes $0.4 million and $41.1 million, respectively, of borrowings outstanding under the Company’s revolving credit facility. This revolving credit facility has a maturity date of October 31, 2005; however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facility have been classified as a current liability in prior years in accordance with the guidance in the Financial Accounting Standard Board’s Emerging Issues Task Force Consensus 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this report.

Critical Accounting Policies And Estimates

General

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue and cost recognition (including estimated medical claims);

•	allowance for doubtful accounts;

•	loss contracts;

•	professional and general liability self-insurance retention;

•	other self-funded insurance reserves;

•	legal contingencies;

•	impairment of intangible assets and goodwill; and

•	income taxes.

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

     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools for off-site expenses, stop loss provisions, cost plus fee arrangements or, in some cases, the entire exclusion of off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues that would be due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.

     Under all contracts, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.

     Revenues for the distribution of pharmaceutical and medical supplies are recognized upon delivery of the related products.

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care including the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. An actuarial analysis is also prepared periodically by an independent actuary to evaluate the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay.

     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2004, 2003 and 2002, the Company recorded a decrease of approximately $1.2 million and increases of approximately $0.9 million and $0.6 million, respectively, to its prior year claims liabilities as a result of differences between actual and estimated claims experience.

Allowance for Doubtful Accounts

     Accounts receivable are stated at estimated net realizable value. The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are established based on a variety of factors, including the length of time receivables are past due, significant one-time events, discussions with clients and historical experience. If circumstances change, estimates of the recoverability of receivables would be further adjusted.

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

     During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated due to an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract, which was to expire in June 2005. This increase in the reserve for loss contracts is reflected as a component of income from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

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

     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract, therefore the operating results of this contract have been reclassified to discontinued operations for all periods presented. Under the terms of the Company’s agreement with HCS, the Company agreed to pay HCS net consideration of $5.6 million in 21 monthly installments, which commenced October 31, 2003 and will continue through June 30, 2005. As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts. This decrease in the reserve for loss contracts is reflected as a component of income from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

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

     Due to the flat fee nature of this contract, the Company’s margin under the contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.

     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May, losses once again increased in September, driven primarily by off-site medical costs.

     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005. A fundamental assumption of the $6.0 million increase in loss reserve was that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.

     During the fourth quarter, the Company utilized $3.4 million of its loss contract reserve, which relates to the Maryland DPS and a county contract. As of December 31, 2004, the Company had a loss contract reserve totaling $6.1 million.

     While the Company believes it is adequately reserved at present, there can be no assurance that in the course of performing its reviews in future periods, the Company might revise its estimate of future losses related to the contracts currently identified as loss contacts. It might also identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in a revised estimate of future losses or the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. Should the Company identify circumstances that would result in a revision of its estimate of future losses for a loss contract, the Company would, in the period in which the revision is made, increase or decrease the reserve for loss contracts. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. A revision to a current loss contract or the identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.

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

     To mitigate a portion of this risk, the Company maintains its primary professional liability insurance program, principally on a claims-made basis. However, due to the use of large deductibles in 2001 and the use of adjustable premium policies in 2002, 2003 and 2004 the Company is self-insured for professional liability claims incurred under its primary program. For 2002, 2003 and 2004, the Company is covered by separate policies, each of which contains a 42-month retro-premium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002, 2003 and 2004 policies will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses related to known claims are provided for on an undiscounted basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings. In 2004, 2003 and 2002, the Company recorded increases of approximately $4.7 million, $0.7 million and $0.3 million, respectively, to its prior year claims reserves as a result of adverse development. The 2004 increase primarily relates to adverse development in eight claims.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis, which is obtained on a periodic basis.

     At December 31, 2004, the Company’s reserves for known and incurred but not reported claims totaled $18.7 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations.

Other Self-Funded Insurance Reserves

     At December 31, 2004, the Company has approximately $8.8 million in accrued liabilities for employee health and workers’ compensation claims. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual stop loss provisions. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claims history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserves. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2004, 2003 and 2002, the Company recorded an increase of approximately $0.2 million and decreases of approximately $0.8 million and $0.3 million, respectively, to its prior year other self-insurance reserves as a result of differences between actual and estimated claims experience.

Legal Contingencies

     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. When estimable, the Company accrues an estimate of the probable costs for the resolution of these claims. Such estimates are developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe any of the current proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation. See discussion of certain outstanding legal matters in Part I – Item 3 “Legal Proceedings”.

Intangible Assets and Goodwill

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2004. Based on the results of this annual review, management has determined that goodwill is not impaired as of December 31, 2004. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

     The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. In the third quarter of 2002, the Company revised the estimated life of the contract intangibles, acquired in its 1999 acquisition of EMSA, from 20 years to 10 years. The revised life impacted contract intangibles with a gross value of $11.2 million and, beginning October 1, 2002, resulted in an increase to annual amortization expense of $0.9 million.

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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since December 31, 2001 and until June 30, 2004, the Company maintained a 100% valuation allowance equal to its net deferred tax assets after considering deferred tax assets that could be realized through offsets to existing taxable temporary differences.

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At December 31, 2004, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.

     The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions will be challenged and a risk exists that the Company’s positions will not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The Company’s tax contingency accruals are reflected as a component of accrued liabilities.

Results of Operations

     The following table sets forth, for the years indicated, the percentage relationship to healthcare revenues of certain items in the Consolidated Statements of Operations.

	Year Ended December 31,
	2004	2003	2002
Healthcare revenues	100.0%	100.0%	100.0%
Healthcare expenses	93.1	93.3	94.2
Increase in reserve for loss contracts	2.0	—	—
Reduction in reserve for loss contracts	—	—	0.8

Gross margin	4.9	6.7	6.6
Selling, general and administrative expenses	2.6	2.9	3.5
Depreciation and amortization	0.6	0.8	1.1
Charge for settlement of Florida legal matter	0.8	—	—

Income from operations	0.9	3.0	2.0
Interest, net	0.2	0.7	1.4
Charge for early retirement of debt	—	—	0.2

Income from continuing operations before income taxes	0.7	2.3	0.4
Income tax provision (benefit)	(0.5)	0.2	0.1

Income from continuing operations	1.2	2.1	0.3
Income from discontinued operations, net of taxes	0.2	0.2	2.6

Net income	1.4	2.3	2.9

     As discussed in Note 5 of the Company’s Consolidated Financial Statements, the Company is applying the discontinued operations provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), to all correctional healthcare service contracts that expire subsequent to January 1, 2002. SFAS No. 144 requires the Company to follow the income statement presentation format described in SFAS No. 144. The results of operations of contracts that expire, less applicable income taxes, are classified on the Company’s consolidated statements of operations separately from continuing operations. The presentation prescribed for discontinued operations requires the collapsing of healthcare revenues and expenses, as well as other specifically identifiable costs, into the income or loss from discontinued operations. Items such as indirect selling, general and administrative expenses or interest expense cannot be allocated to expired contracts. The application of the SFAS No. 144 accounting presentation to expired contracts has no impact on net income, earnings per share, total cash flows or stockholders’ equity. As a result of the application of SFAS No. 144, “healthcare revenues” and “healthcare expenses” on the Company’s consolidated statements of operations for any period presented will only include revenues and expenses from continuing contracts.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Healthcare revenues. Healthcare revenues for the year ended December 31, 2004 increased $148.3 million, or 28.7%, from $516.8 million in 2003 to $665.1 million in 2004. Healthcare revenues in 2004 included $100.3 million of revenue growth resulting from seven new correctional healthcare services contracts added in 2004 and 2003 through marketing activities. Correctional healthcare services contracts in place at December 31, 2002 and in continuing operations at December 31, 2004, produced an increase in revenue of $48.3 million during 2004 as the result of contract renegotiations and automatic price adjustments. Correctional healthcare services contracts in place throughout the entire year during both 2004 and 2003, including any correctional healthcare services contracts that terminated on December 31, 2004 which are classified as discontinued operations, experienced healthcare revenue growth of 10.9%. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $0.3 million primarily as a result of a distribution customer lost in the third quarter of 2003. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the year ended December 31, 2004 increased $137.0 million, or 28.4%, from $482.4 million in 2003 to $619.4 million in 2004. Expenses related to new correctional healthcare services contracts added in 2003 and 2004 through marketing activities accounted for $88.8 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.2% in 2004 as compared to 2003. This percentage decrease results primarily from increased healthcare revenues associated with the Company’s ongoing efforts, when renewing or negotiating contracts, to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $6.7 million and $4.0 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the years ended December 31, 2004 and 2003, respectively.

     Increase in reserve for loss contracts. The Company’s contract with the Maryland DPS has historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The contract is presently in its second renewal term and is non-cancelable by the Company. The Maryland DPS pays the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company is fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contains provisions that allow the Maryland DPS to assess penalties if certain staffing or performance criteria are not maintained. The flat fee paid to the Company is increased annually based on a portion of the consumer price index.

     Due to the flat fee nature of this contract, the Company’s margin under the contract can be significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.

     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May, losses once again increased in September, driven primarily by off-site medical costs.

     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2004 increased $2.6 million from $14.9 million, or 2.9% of revenue, in 2003 to $17.5 million, or 2.6% of revenue, in 2004. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues partially offset by expenses recorded in connection with the Company’s implementation of the corporate governance requirements of Section 404 of the Sarbanes-Oxley Act during 2004 and expenses recorded in connection with the EMSA lease matter discussed in Part I – Item 3 “Legal Proceedings”.

Approximately $0.8 million and $0.5 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the years ended December 31, 2004 and 2003, respectively.

     Depreciation and amortization. Depreciation and amortization expense decreased from $4.2 million in 2003 to $3.9 million in 2004, primarily due to a reduction in depreciation expense as a result of assets becoming fully depreciated.

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

     Interest, net. Net interest expense decreased to $1.7 million or 0.2% of revenue in 2004 from $3.7 million or 0.7% of revenue in 2003 as a result of a reduction in borrowings outstanding.

     Income tax provision (benefit). The income tax benefit for the year ended December 31, 2004 was $3.5 million or 0.5% of revenue as compared to an income tax provision of $0.8 million or 0.2% of revenue in 2003. During the quarter ended June 30, 2004, the Company recorded an income tax benefit of $5.3 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets. This credit has been partially offset by a tax provision recorded for the last six months of the year and recognition of a tax contingency reserve of approximately $0.5 million. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets. As a result of the valuation allowance in place during 2003, the income tax provision for the year ended December 31, 2003 primarily reflects state income taxes paid and is significantly lower than the Company’s statutory tax rate.

     Income from continuing operations. Income from continuing operations for the year ended December 31, 2004 was $8.0 million, or 1.2% of revenue, as compared with $11.0 million, or 2.1% of revenue in 2003. The decrease is due to the factors discussed above.

     Income from discontinued operations, net of taxes. Income from discontinued operations for the year ended December 31, 2004 was $1.0 million, or 0.2% of revenue, as compared with $0.9 million, or 0.2% of revenue in 2003. Income from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 5 of the Company’s Consolidated Financial Statements for further discussion of SFAS No. 144. Approximately $0.1 million and $3.7 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the years ended December 31, 2004 and 2003, respectively.

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

     The second quarter increase in the reserve of $4.5 million and the third quarter decrease of $1.7 million in the reserve for loss contracts are reflected as components of income from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

     Net income. Net income for the year ended December 31, 2004 was $9.0 million or 1.4% of revenue, as compared with net income of $11.9 million, or 2.3% of revenue, in 2003. The decrease is due to the factors discussed above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Healthcare revenues. Healthcare revenues for the year ended December 31, 2003 increased $106.9 million, or 26.1%, from $409.9 million in 2002 to $516.8 million in 2003. Healthcare revenues in 2003 included $49.1 million of revenue growth resulting from new correctional healthcare services contracts added in 2003 and 2002. Correctional healthcare services contracts in place at December 31, 2001 and in continuing operations at December 31, 2004, produced an increase in revenue of $45.7 million during 2003 as the result of contract renegotiations and automatic price adjustments. Correctional healthcare services contracts in place throughout the entire year during both 2003 and 2002, including any correctional healthcare services contracts that terminated on December 31, 2003 or during 2004 which are classified as discontinued operations, experienced healthcare revenue growth of 12.4%. SPP pharmaceutical distribution revenue increased $12.1 million as the result of new customers added in 2003 and 2002. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the year ended December 31, 2003 increased $96.5 million, or 25.0%, from $385.9 million in 2002 to $482.4 million in 2003. Expenses related to new correctional healthcare services contracts added in 2002 and 2003 through marketing activities accounted for $37.6 million of the increase. Healthcare expenses as a percentage of revenues decreased by 0.9% in 2003 as compared to 2002. This percentage decrease results primarily from increased healthcare revenues associated with the Company’s ongoing efforts, when renewing or negotiating contracts, to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $4.0 million and $4.8 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the years ended December 31, 2003 and 2002, respectively.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses for year ending December 31, 2003 increased $0.5 million from $14.4 million, or 3.5% of revenues, in 2002 to $14.9 million, or 2.9% of revenues, in 2003. Approximately $0.5 million and $1.2 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the years ended December 31, 2003 and 2002, respectively.

     Depreciation and amortization. Depreciation and amortization expense decreased from $4.7 million in 2002 to $4.2 million in 2003. This overall decrease is primarily the result of an increase in amortization in the second half of 2002, due to an adjustment of the estimated life for a portion of the Company’s contract intangibles from 20 years to 10 years.

     Interest, net. Net interest expense decreased to $3.7 million or 0.7% of revenue in 2003 from $5.8 million or 1.4% of revenue in 2002 primarily as a result of a reduction in borrowings outstanding.

     Charge for early retirement of debt. On October 31, 2002, the Company entered into a new $60 million revolving credit and term loan agreement. An initial advance pursuant to the new agreement was used to retire all indebtedness outstanding under the Company’s previous secured credit facility. The Company incurred a one-time charge of $0.7 million in the fourth quarter of 2002 for early debt retirement. The charge represents the write-off of the remaining unamortized loan arrangement fees related to the Company’s previous secured credit facility.

     Income tax provision. The provision for income taxes for the year ended December 31, 2003 was $0.8 million or 0.2% of revenue, as compared $0.3 million or 0.1% of revenue in 2002. These amounts represent state income taxes paid and are significantly lower than the Company’s statutory tax rate due to the valuation allowance that was applied to the Company’s deferred tax assets during those periods.

     Income from continuing operations. Income from continuing operations for the year ended December 31, 2003 was $11.0 million, or 2.1% of revenue, as compared with $1.3 million, or 0.3% of revenue in 2002. The increase is due to the factors discussed above.

     Income from discontinued operations, net of taxes. Income from discontinued operations for the year ended December 31, 2003 was $0.9 million, or 0.2% of revenue, as compared with $10.6 million, or 2.6% of revenue in 2002. Income from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 5 of the Company’s consolidated financial statements for further discussion of SFAS No. 144. Approximately $3.7 and $2.4 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the year ended December 31, 2003 and 2002, respectively.

     As discussed above in the section titled “Year Ended December 31, 2004 Compared to Year Ended December 31, 2003,” in the second quarter of 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated thereby increasing its reserve for loss contracts by $4.5 million. Additionally, in the third quarter of 2003, the Company decreased its reserve for loss contracts by $1.7 million related to the assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003.

     The second quarter of 2003 increase in the reserve of $4.5 million and the third quarter of 2003 decrease of $1.7 million in the reserve for loss contracts are reflected as components of income from discontinued operations, net of tax, in the Company’s statements of operation.

     Net income. Net income for the year ended December 31, 2003 was $11.9 million or 2.3% of revenue, as compared with $11.9 million, or 2.9% of revenue, in 2002.

Liquidity and Capital Resources

Overview

     The Company had negative working capital of $4.4 million at December 31, 2004 compared to $19.9 million at December 31, 2003. The improvement in working capital of $15.5 million in 2004 was primarily the result of cash flows from operations of $9.8 million and an increase of $3.9 million in current deferred tax assets which represents the amount by which net operating loss carryforwards were increased in 2004 as a result of the reversal of the Company’s previously recorded deferred tax valuation allowance related to the deferred tax benefits resulting from the exercise of employee stock options. Days sales outstanding in accounts receivable were 50 at December 31, 2004 while accounts payable days outstanding at December 31, 2004 were 63 and medical claims liability days outstanding at December 31, 2004 were 69.

     The Company generated net income of $9.0 million for the year ended December 31, 2004 compared to net income of $11.9 million for the year ended December 31, 2003. The Company had stockholders’ equity of $55.0 million at December 31, 2004 as compared to $39.0 million at December 31, 2003. The Company’s cash and cash equivalents increased to $7.2 million at December 31, 2004 from $1.2 million at December 31, 2003, an increase of $6.0 million. The increase in cash was primarily the result of cash flows from operations. The Company’s outstanding balance on its Revolver and Term Loan totaling $3.6 million at December 31, 2003 was reduced to zero at December 31, 2004.

     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. Cash flows from operating activities decreased to $9.8 million for the year ended December 31, 2004 from $22.4 million for the year ended December 31, 2003. The decrease in cash flows from operating activities of $12.6 million was primarily due to a $5.2 million settlement related to a Florida legal matter discussed above and an increase of $31.9 million in outstanding accounts receivable which resulted from a combination of certain client receivables becoming past due and an increase in risk sharing receivables not yet billable to clients based on stated contract terms. These negative factors were offset by an increase of $23.5 in accounts payable and accrued medical claims liability.

     Cash flows used in investing activities were $2.7 million and $1.6 million for the years ended December 31, 2004 and 2003, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.

     Cash flows used in financing activities during the year ended December 31, 2004 were $1.0 million and include net payments totaling $3.6 million to reduce the amount of debt outstanding from $3.6 million at December 31, 2003 to $0 at December 31, 2004. Also included in cash flows used in financing activities during 2004 were cash receipts of $2.5 million resulting from stock option exercises and the issuance of common stock under an employee stock purchase plan and $0.1 million in proceeds from stockholders’ notes receivable.

     Credit Facility

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes a $55.0 million revolving credit facility (the “Revolver”) and, prior to the third quarter of 2004, also included a $5.0 million term loan (the “Term Loan”).

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At December 31, 2004, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2004, the Company had no borrowings outstanding under the Revolver and $45.6 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

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

     During the third quarter of 2004, the Company prepaid the remaining balance of $2.1 million and retired its Term Loan which was set to mature on October 31, 2005. In conjunction with the retirement of the Term Loan, the Company paid a $0.1 million loan fee which was due upon maturity.

     The CapitalSource Credit Facility requires the Company to achieve a minimum level of EBITDA of $3.0 million on a rolling three-month measurement period. The CapitalSource Credit Facility defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business, non-recurring gains, and utilization of the Company’s loss contract reserve.

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

     The Company was in compliance with these financial covenants as of December 31, 2004.

     The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions, including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

     The Company’s credit facility with CapitalSource Finance LLC expires on October 31, 2005. As a result, the Company will be required to replace this credit facility during 2005. No assurances can be made that the Company can obtain replacement financing arrangements on terms acceptable to it, or at all.

     Contractual Obligations And Commercial Commitments

     The Company has certain contractual obligations as of December 31, 2004, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating leases	$1,500	$1,408	$1,352	$847	$285	$—
Payable to Health Cost Solutions, Inc.	$1,691	$—	$—	$—	$—	$—

     The amounts included in the table above do not include future cash payments for interest. At December 31, 2004, the Company was contingently liable for $22.5 million of performance bonds. The performance bonds are collateralized by the standby letters of credit.

     Off-Balance Sheet Transactions

     As of December 31, 2004, the Company did not have any off-balance sheet financing transactions or arrangements except the $4.0 million standby letters of credit utilized to secure performance bonds.

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

     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and any compensatory discounts received by employees in connection with stock purchased under employee stock purchase plans, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer appropriate.

     SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.

     SFAS No. 123(R) permits the Company to adopt its requirements using one of two methods, a modified prospective method or a modified retrospective method. When applying the modified prospective method, compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits the Company to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either all prior periods presented or prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123(R) using the modified prospective method.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of the Company’s consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2004 for such excess tax deductions was $0.5 million. No amounts were recognized in the Company’s cash flows statements for 2003 and 2002 as the Company had a deferred tax valuation allowance in those years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. For the year ended December 31, 2004, a hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the Credit Facility, as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.2% and 0.7% of the Company’s revenues, respectively, for the years ended December 31, 2004 and 2003. The Company has no debt outstanding at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

     The Company’s Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated March 10, 2005, begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

     As of December 31, 2004, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings.

     Management’s Report on Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 31.

     Changes in Internal Controls

     There have been no changes in the Company’s internal control over financial reporting during the period covered by this annual report that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of America Service Group Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that America Service Group Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America Service Group Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 10, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

     For information regarding the Directors and Executive Officers of the Company, the heading “Information as to Directors, Nominees and Executive Officers” and the subsection “Compliance with Section 16(a) of the Securities Exchange Act” under the heading “Additional Information” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on June 15, 2005 (the “Company’s 2005 Proxy Statement”) and the accompanying text are incorporated herein by reference.

     America Service Group Code Of Ethics

     America Service Group has a Business Ethics Policy that applies to all its employees, including senior executives. This ethics policy may be viewed on the Company’s web site at www.asgr.com. Any changes to this policy will be reflected in the web site.

Item 11. Executive Compensation

     The subsections under the heading “Information as to Directors, Nominees and Executive Officers” entitled “Committees and Meetings” and “Compensation of Directors” and the heading entitled “Executive Compensation” in the Company’s 2005 Proxy Statement and the accompanying text are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The headings “Security Ownership of Directors and Officers,” “Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2005 Proxy Statement and the accompanying text are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The heading “Certain Transactions” in the Company’s 2005 Proxy Statement and the accompanying text is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The heading “Independent Public Accountants” in the Company’s 2005 Proxy Statement and the accompanying text is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	(1) Financial Statements

Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

(2)	Financial Statement Schedule

Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

(3)	Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.2	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

4.2	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	Registration Rights Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.2	Reserved.

10.3	America Service Group Inc. 401(k) Retirement Savings Plan, 2002 Amendment and Restatement (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.4	Amended and Restated Employment Agreement, dated September 1, 1998, between Michael Catalano and America Service Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ending September 30, 1998).*

10.5	America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.6	America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 16, 2004, which Definitive Proxy Statement was filed on April 29, 2004).*

10.7	Employment Agreement, dated October 15, 2001, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001).*

10.8	Revolving Credit, Term Loan and Security Agreement, dated as of October 31, 2002, between the Company and CapitalSource Finance LLC (incorporated herein by reference to Exhibit 10.1 to the Company s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2002).

10.9	Joinder Agreement and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement between the Company and CapitalSource Finance LLC (incorporated herein by reference to Exhibit 10.1

Exhibit	Description
to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2003).

10.10	Employment Agreement, dated January 11, 2004, between America Service Group Inc. and Richard D. Wright (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.11	Amendment No. 9 — Assignment of Agreement, dated as of August 19, 2003, between the Kansas Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003).

10.12	General Assignment, Novation and Assumption Agreement, dated as of August 20, 2003, between Prison Health Services, Inc. and Health Cost Solutions, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003).

10.13	Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2004, between America Service Group Inc. and CapitalSource Finance LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2004).

10.14	Employment Agreement, dated March 24, 1998, between Lawrence H. Pomeroy and America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2004).*

10.15	Employment Agreement, dated September 20, 2000, by and between America Service Group Inc. and Trey Hartman (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 3, 2005).*

10.16	Amended and Restated Employee Stock Purchase Plan of America Service Group Inc.*

10.17	Summary of Director and Executive Officer Compensation.*

10.18	2005 Incentive Compensation Plan of America Service Group Inc.*

10.19	Form of Director Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan.*

10.20	Form of Employee Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan.*

10.21	Form of Director Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan.*

10.22	Form of Employee Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan.*

10.23	Form of Employee Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan.*

10.24	Form of Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan.*

10.25	Stock Purchase Agreement, dated as of December 18, 1998, between the Company and InPhyNet Administrative Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 5, 1999).

10.26	First Amendment to Stock Purchase Agreement, dated as of January 26, 1999, between the Company and InPhyNet Administrative Services, Inc. (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

11.0	Computation of Per Share Earnings.**

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Data required by SFAS No. 128, Earnings Per Share, is provided in note 18 to the consolidated financial statements in this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2005.

AMERICA SERVICE GROUP INC.

By:	/s/ MICHAEL CATALANO

Michael Catalano
Chairman, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

Signatures	Title
/s/ MICHAEL CATALANO Michael Catalano	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL W. TAYLOR Michael W. Taylor	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ WILLIAM D. EBERLE William D. Eberle	Director

/s/ BURTON C. EINSPRUCH Burton C. Einspruch	Director

/s/ MICHAEL E. GALLAGHER Michael E. Gallagher	Director

/s/ CAROL R. GOLDBERG	Director

Carol R. Goldberg

/s/ RICHARD M. MASTALER	Director

Richard M. Mastaler

/s/ RICHARD D. WRIGHT	Vice Chairman of Operations and Director

Richard D. Wright

AMERICA SERVICE GROUP INC.

     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of America Service Group Inc.

     We have audited the accompanying consolidated balance sheets of America Service Group Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule referenced at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 10, 2005

AMERICA SERVICE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(shown in 000’s except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,191	$1,157
Accounts receivable: healthcare and other, less allowances of $162, and $1,272, respectively	93,111	61,236
Inventories	7,639	6,640
Prepaid expenses and other current assets	17,186	12,104
Current deferred tax assets	9,349	—

Total current assets	134,476	81,137
Property and equipment, net	5,356	4,619
Goodwill, net	43,896	43,896
Contracts, net	8,793	10,421
Other intangibles, net	1,076	1,283
Other assets	12,548	17,067

Total assets	$206,145	$158,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,786	$32,059
Accrued medical claims liability	25,808	20,068
Accrued expenses	45,351	38,581
Deferred revenue	11,869	7,962
Current portion of loss contract reserve	6,062	322
Current portion of long-term debt	—	1,667
Revolving credit facility classified as current	—	365

Total current liabilities	138,876	101,024
Noncurrent portion of payables and accrued expenses	11,259	16,513
Noncurrent portion of loss contract reserve	—	402
Long-term debt, net of current portion	—	1,527
Noncurrent deferred tax liabilities	1,017	—

Total liabilities	151,152	119,466

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2004 and 2003; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 and 15,000,000 shares authorized at December 31, 2004 and 2003, respectively; 10,811,093 and 10,581,830 shares issued and outstanding at December 31, 2004 and 2003, respectively	108	106
Additional paid-in capital	55,203	48,080
Stockholder note receivable	—	(48)
Deferred compensation	(143)	—
Accumulated deficit	(175)	(9,181)

Total stockholders’ equity	54,993	38,957

Total liabilities and stockholders’ equity	$206,145	$158,423

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	(shown in 000’s except share and per share amounts)
	2004	2003	2002
Healthcare revenues	$665,113	$516,828	$409,885
Healthcare expenses	619,433	482,350	385,949
Increase in reserve for loss contracts	12,800	—	—
Reduction in reserve for loss contracts	—	—	3,320

Gross margin	32,880	34,478	27,256
Selling, general, and administrative expenses	17,543	14,879	14,411
Depreciation and amortization	3,887	4,150	4,701
Charge for settlement of Florida legal matter	5,200	—	—

Income from operations	6,250	15,449	8,144
Interest, net	1,707	3,663	5,825
Charge for early retirement of debt	—	—	726

Income from continuing operations before income taxes	4,543	11,786	1,593
Income tax provision (benefit)	(3,486)	829	307

Income from continuing operations	8,029	10,957	1,286
Income from discontinued operations, net of taxes	983	918	10,615

Net income	$9,012	$11,875	$11,901

Net income per common share – basic:
Income from continuing operations	$0.75	$1.14	$0.15
Income from discontinued operations, net of taxes	0.09	0.10	1.27

Net income	$0.84	$1.24	$1.42

Net income per common share – diluted:
Income from continuing operations	$0.73	$1.11	$0.15
Income from discontinued operations, net of taxes	0.09	0.09	1.24

Net income	$0.82	$1.20	$1.39

Weighted average common shares outstanding:
Basic	10,721,138	9,596,987	8,404,037

Diluted	11,047,522	9,906,135	8,577,168

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(shown in 000’s except share amounts)

							Accumulated
			Additional	Stockholders’			Other
	Common Stock		Paid-In	Notes	Deferred	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivables	Compensation	Deficit	Loss	Total
Balance at December 31, 2001	8,155,692	$82	$31,349	$(1,383)	$—	$(32,957)	$(645)	$(3,554)
Unrealized gain on interest rate collar	—	—	—	—	—	—	645	645
Net income	—	—	—	—	—	11,901	—	11,901

Total comprehensive income								12,546
Sale of common stock, net of issuance costs	720,000	7	3,983	—	—	—	—	3,990
Issuance of common stock under employee stock plan	72,255	1	317	—	—	—	—	318
Exercise of options and related tax benefits	134,181	1	882	—	—	—	—	883
Exercise of warrants	101,169	1	(1)	—	—	—	—	—
Interest income on stockholders’ notes receivable	—	—	—	(77)	—	—	—	(77)
Proceeds from stockholders’ notes receivable	—	—	—	219	—	—	—	219

Balance at December 31, 2002	9,183,297	92	36,530	(1,241)	—	(21,056)	—	14,325
Net income	—	—	—	—	—	11,875	—	11,875

Total comprehensive income								11,875
Issuance of common stock under employee stock plan	53,502	1	379	—	—	—	—	380
Exercise of options and related tax benefits	1,313,117	13	11,171	—	—	—	—	11,184
Exercise of warrants	31,914	—	—	—	—	—	—	—
Interest income on stockholders’ notes receivable	—	—	—	(59)	—	—	—	(59)
Proceeds from stockholders’ notes receivable	—	—	—	1,252	—	—	—	1,252

Balance at December 31, 2003	10,581,830	106	48,080	(48)	—	(9,181)	—	38,957
Net income	—	—	—	—	—	9,012	—	9,012

Total comprehensive income								9,012
Issuance of common stock under employee stock plan	37,599	—	515	—	—	—	—	515
Exercise of options and related tax benefits	184,378	2	2,493	—	—	—	—	2,495
Reversal of deferred tax valuation allowance	—	—	3,940	—	—	—	—	3,940
Issuance of restricted shares	7,500	—	175	—	(175)	—	—	—
Amortization of deferred compensation	—	—	—	—	32	—	—	32
Cash in lieu of stock split fractional shares	(214)	—	—	—	—	(6)	—	(6)
Interest income on stockholder note receivable	—	—	—	(2)	—	—	—	(2)
Proceeds from stockholder note receivable	—	—	—	50	—	—	—	50

Balance at December 31, 2004	10,811,093	$108	$55,203	$—	$(143)	$(175)	$—	$54,993

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Amounts shown in 000's)
Operating Activities
Net income	$9,012	$11,875	$11,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,926	4,201	4,813
Loss on retirement of fixed assets	—	179	—
Finance cost amortization	639	566	1,010
Charge for early retirement of debt	—	—	726
Stock option income tax benefits	541	—	—
Deferred income taxes	(4,392)	—	—
Amortization of deferred compensation	32	—	—
Increase (reduction in) loss contract reserve	12,800	2,786	(3,320)
Interest on stockholders’ notes receivable	(2)	(59)	(77)
Other comprehensive income charged to interest expense	—	—	645
Changes in operating assets and liabilities:
Accounts receivable, net	(31,875)	11,241	(8,014)
Inventories	(999)	(437)	1,356
Prepaid expenses and other current assets	(5,082)	996	(4,029)
Other assets	3,818	(7,240)	(9,249)
Accounts payable	17,727	(12,790)	9,733
Accrued medical claims liability	5,740	6,371	(1,541)
Accrued expenses	1,453	7,471	9,308
Deferred revenue	3,907	1,759	2,042
Loss contract reserve utilization	(7,462)	(4,549)	(6,011)

Net cash provided by operating activities	9,783	22,370	9,293

Investing Activities
Capital expenditures, net	(2,703)	(1,612)	(1,246)

Net cash used in investing activities	(2,703)	(1,612)	(1,246)

Financing Activities
Net (payments) on previous line of credit facility	—	—	(58,100)
Net borrowings (payments) on new line of credit facility	(365)	(40,770)	41,135
Net borrowings (payments) on term loan	(3,194)	(1,667)	4,861
Finance costs paid	—	—	(1,626)
Restricted cash used to collateralize letters of credit	—	6,250	(6,250)
Proceeds from stockholders’ notes receivable	50	1,252	219
Issuance of common stock, net	509	380	3,990
Exercise of stock options	1,954	11,184	1,112

Net cash used in financing activities	(1,046)	(23,371)	(14,659)

Net increase (decrease) in cash and cash equivalents	6,034	(2,613)	(6,612)
Cash and cash equivalents at beginning of year	1,157	3,770	10,382

Cash and cash equivalents at end of year	$7,191	$1,157	$3,770

Supplemental Cash Flow Information
Cash paid for interest	$1,255	$3,143	$3,834

Cash paid for income taxes	$308	$724	$279

Noncash Transactions
Payable to Health Cost Solutions, Inc. (See Note 4)	$—	$5,632	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership, Correctional Health Services, LLC (“CHS”), Prison Health Services of Indiana, LLC and Secure Pharmacy Plus, LLC (“SPP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the recording of the accruals of unbilled medical services calculated based upon a claims payment lag methodology, allowance for doubtful accounts, loss contract reserves, legal contingencies and employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.

Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments reported in the Consolidated Balance Sheets, consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, approximate their fair values.

Revenue and Cost Recognition

     The Company’s contracts with correctional institutions are principally fixed price contracts with revenue adjustments for census fluctuations and risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site medical services or pharmaceutical costs. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by either party at will and without cause upon proper notice. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.

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

     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools for off-site expenses, stop loss provisions, cost plus fee arrangements or, in some cases, the entire exclusion of off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues that would be due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.

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

     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care including the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. An actuarial analysis is also prepared periodically by an independent actuary to evaluate the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay.

     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2004, 2003 and 2002, the Company recorded a decrease of approximately $1.2 million and increases of approximately $888,000 and $617,000, respectively, to its prior year claims liabilities as a result of differences between actual and estimated claims experience.

     Additionally, reserves have been recorded for the Company’s self-insurance retention for certain reported and unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and noncurrent portion of accrued expenses on the accompanying Consolidated Balance Sheets.

     The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred (i.e., expected future healthcare costs and maintenance costs will exceed anticipated future revenue) and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis (see Note 4).

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

Accounts Receivable

     Accounts receivable represent amounts due from state and local governments and certain private entities for healthcare services provided by the Company and pharmaceutical sales of the Company. Included in unbilled accounts receivable is the Company’s estimate of revenue earned under risk sharing provisions.

     Accounts receivable are stated at estimated net realizable value. The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are established based on a variety of factors, including the length of time receivables are past due, significant one-time events, discussions with clients and historical experience. If circumstances change, estimates of the recoverability of receivables would be further adjusted.

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

Software Costs

     Under the provisions of the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with internally developed software systems that have reached the application development stage. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Goodwill

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis, at December 31 of each year, or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. Important factors taken into consideration when evaluating the need for an impairment review, other than the required annual review, include the following:

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

     Based on the results of its annual review at December 31, 2004, management has determined that goodwill is not impaired. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. Contract amortization expense totaled approximately $1.6 million, $1.6 million and $1.9 million for 2004, 2003 and 2002, respectively. The estimated useful life of the Company’s contract intangibles was determined by an independent appraisal at the time of the acquisition. Subsequent to the acquisition, the Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to July 1, 2002, the estimated useful life of the Company’s contract intangibles was 20 years. In the third quarter of 2002, the Company revised the estimated life of the contract intangibles, acquired in its 1999 acquisition of EMSA Government Services, Inc., from 20 years to 10 years. The revised life impacted contract intangibles with a gross value of $11.2 million and resulted in an increase to amortization expense of approximately $434,000, or $0.05 per fully diluted share, for the year ended December 31, 2002.

     Other intangibles are comprised primarily of non-compete agreements. Amortization of non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $200,000 for each of the three years ended December 31, 2004, 2003 and 2002.

Other Assets

     Other assets at December 31, 2004 and 2003 include cash deposits totaling $12.0 million and $15.8 million, respectively, which are held by the Company’s professional liability insurer. In addition to cash deposits recorded within other assets, the Company has recorded cash deposits for professional liability claims losses totaling $5.7 million at December 31, 2004 within prepaid expenses and other current assets. Under the terms of the Company’s professional liability insurance policies for 2004, 2003 and 2002, this cash will be used by the insurer to pay any professional liability claims made against the Company during those years. Each policy includes a retro-premium adjustment under the terms of which any cash deposits in excess of the ultimate losses incurred under these policies after a 42 month period will be refunded to the Company. As discussed further in the Professional and General Liability Insurance section of this Note and Note 20, management monitors the Company’s estimated exposure related to claims made under the policies using external and internal evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Based on this information, management estimates the amount of cash deposits that will be utilized by the insurer to pay losses and the amount that will ultimately be refunded to the Company at the end of the 42-month settlement period.

     Also included in other assets at December 31, 2004 and 2003 are deferred financing costs associated with the Company’s credit facility executed in October 2002 (see Note 13). Such costs are being amortized over the life of the credit facility and are included in interest expense on the accompanying Consolidated Statements of Operations. Amortization expense associated with deferred financing costs was approximately $576,000, $566,000 and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The amortization expense in 2002 also included amortization of deferred finance costs associated with a prior credit facility. As discussed further in Note 13, the remaining balance of these costs associated with the prior credit facility was written-off in the fourth quarter of 2002.

Long-Lived Assets

     Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires the Company to consider whether indicators of impairment of long-lived assets held for use (including the Company’s property and equipment, contracts and other intangibles) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and intangible assets and considers events, circumstances and operating results, including consideration of contract performance at the fixed price contract level, to determine if impairment exists. If long-lived assets are deemed impaired, management adjusts the asset value to fair value.

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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since December 31, 2001 and until June 30, 2004, the Company maintained a 100% valuation allowance equal to their net deferred tax assets, after considering deferred tax assets that could be realized through offsets to existing taxable temporary differences.

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At December 31, 2004, the Company’s valuation allowance of approximately $175,000 represents management’s estimate of state net operating loss carryforwards which will expire unused.

     The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions will be challenged and a risk exists that the Company’s positions will not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The Company’s tax contingency accruals are reflected as a component of accrued liabilities.

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

     To mitigate a portion of this risk, the Company maintains its primary professional liability insurance program, principally on a claims-made basis. However, due to the use of a large deductible in 2001 and the use of adjustable premium policies in 2002, 2003 and 2004 the Company is self-insured for professional liability claims incurred under its primary program. In addition to its primary program, the Company also has insurance policies that related to certain specific healthcare services contracts. For 2002, 2003 and 2004, the Company is covered by separate policies, each of which contains a 42-month retro-premium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002, 2003 and 2004 policies will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses related to known claims are provided for on an undiscounted basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis, which is obtained on a quarterly basis.

     At December 31, 2004, the Company’s reserves for known and incurred but not reported claims totaled $18.7 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2004, 2003 and 2002, the Company recorded increases of approximately $4.7 million, $719,000 and $285,000, respectively, to its prior year claims reserves as a result of adverse development. The 2004 increase primarily relates to adverse development in eight claims. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations.

Other Self-funded Insurance Reserves

     As of December 31, 2004, the Company has approximately $8.8 million in accrued liabilities for employee health and workers’ compensation claims. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claims history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserve. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2004, 2003 and 2002, the Company recorded an increase of approximately $0.2 million and decreases of approximately $0.8 million and $0.3 million, respectively, to its prior year other self-insurance reserves as a result of differences between actual and estimated claims experience.

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

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options issued in 2004, 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Volatility	0.85	0.85	0.84
Interest rate	3-4%	3-4%	4-5%
Expected life (years)	4.5	4	4
Dividend yields	0.0%	0.0%	0.0%

     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the three years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002
Income from continuing operations as reported	$8,029	$10,957	$1,286
Add: Stock based compensation expense included in reported net income	32	—	—
Deduct: Stock based compensation expense determined under SFAS 123, net of taxes	(1,664)	(801)	(1,817)

Pro forma income (loss) from continuing operations	6,397	10,156	(531)
Income from discontinued operations, net of taxes	983	918	10,615

Pro forma net income attributable to common shares	$7,380	$11,074	$10,084

As reported net income per common share – basic:
As reported income from continuing operations	$0.75	$1.14	$0.15
As reported income from discontinued operations, net of taxes	0.09	0.10	1.27

As reported net income	$0.84	$1.24	$1.42

Pro forma net income per common share – basic:
Pro forma income (loss) from continuing operations	$0.60	$1.06	$(0.07)
Pro forma income from discontinued operations	0.09	0.10	1.27

Pro forma net income	$0.69	$1.16	$1.20

As reported net income per common share – diluted:
As reported income from continuing operations	$0.73	$1.11	$0.15
As reported income from discontinued operations, net of taxes	0.09	0.09	1.24

As reported net income	$0.82	$1.20	$1.39

Pro forma net income per common share – diluted:
Pro forma income (loss) from continuing operations	$0.58	$1.03	$(0.07)
Pro forma income from discontinued operations	0.09	0.09	1.27

Pro forma net income	$0.67	$1.12	$1.20

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2004, 2003 and 2002, as determined under the fair value provisions of SFAS No. 123, is $14.71, $6.88 and $4.05, respectively. For the periods prior to July 1, 2004, the above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during those periods.

     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and any compensatory discounts received by employees in connection with stock purchased under employee stock purchase plans, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer appropriate.

     SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.

     SFAS No. 123(R) permits the Company to adopt its requirements using one of two methods, a modified prospective method or a modified retrospective method. When applying the modified prospective method, compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits the Company to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either all prior periods presented or prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123(R) using the modified prospective method.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2004 for such excess tax deductions was $541,000. No amounts were recognized in the Company’s consolidated statements of cash flows for 2003 and 2002 as the Company had a deferred tax valuation allowance in those years.

Credit and Other Concentration Risks

     The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable and deposits on professional liability and other insurance programs. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s accounts receivable represent amounts due primarily from governmental agencies. Accounts receivable due from the Alabama Department of Corrections and the New York City Department of Health and Mental Hygiene represent approximately 14% and 10%, respectively, of accounts receivable less allowances at December 31, 2004. Deposits on professional liability and other insurance programs represent amounts paid by the Company that are subject to future refund from the insurance company which provides the coverage. Currently, these balances are carried by American International Group for workers compensation and Lexington Insurance Company, a subsidiary of American International Group, for professional liability. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.

     Substantially all of the Company’s revenue for the year ended December 31, 2004 relates to amounts earned under contracts with state and local governments.

     Approximately 5.1% of the Company’s workforce is represented by labor unions.

Other Recently Issued Accounting Pronouncement

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

4. Reserve for Loss Contracts

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

     During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated due to an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract, which was to expire in June 2005. This increase in the reserve for loss contracts is reflected as a component of income from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

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

     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract, therefore the operating results of this contract have been reclassified to discontinued operations for all periods presented. Under the terms of the Company’s agreement with HCS, the Company agreed to pay HCS net consideration of $5.6 million in 21 monthly installments, which commenced October 31, 2003 and will continue through June 30, 2005. As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts. This decrease in the reserve for loss contracts is reflected as a component of income from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) has historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The contract is presently in its second renewal term and is non-cancelable by the Company. The Maryland DPS pays the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily for nurses, and the cost of medications related to certain specific illnesses. The Company is fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contains provisions that allow the Maryland DPS to assess penalties if certain staffing or performance criteria are not maintained. The flat fee paid to the Company is increased annually based on a portion of the consumer price index.

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

     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $974,000 per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005. A fundamental assumption of the $6.0 million increase in loss reserve was that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.

     During the further quarter, the Company utilized $3.4 million of its loss contract reserve, which relates to the Maryland DPS and a county contract. As of December 31, 2004, the Company had a loss contract reserve totaling $6.1 million.

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

5. Discontinued Operations

     Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), each of the Company’s correctional healthcare services contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a correctional healthcare services contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the

Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated statements of operations have been reclassified.

     The components of income from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Healthcare revenues	$25,789	$63,357	$150,096
Healthcare expenses	24,637	59,523	139,311
Reduction in reserve for loss contracts (see Note 4)	—	1,714	—
Increase in reserve for loss contracts (see Note 4)	—	4,500	—

Gross margin	1,152	1,048	10,785
Depreciation and amortization	39	51	112

Income from discontinued operations before taxes	1,113	997	10,673
Income tax provision	130	79	58

Income from discontinued operations, net of taxes	$983	$918	$10,615

     Approximately $0.1 million, $3.7 million and $2.4 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the Company’s loss contract reserve during the years ended December 31, 2004, 2003 and 2002, respectively.

6. Stock Split

     On September 24, 2004, the Company’s Board of Directors authorized and approved a three-for-two stock split effected in the form of a 50 percent dividend on the Company’s common stock. Such additional shares of common stock were issued on October 29, 2004 to all shareholders of record as of the close of business on October 8, 2004. All share and per share amounts presented herein have been adjusted to reflect the stock split.

7. Accounts Receivable

     Accounts receivable consist of the following (in thousands):

	December 31,
	2004	2003
Billed accounts receivable	$60,691	$41,448
Unbilled accounts receivable	31,723	20,067
Other accounts receivable	859	993

	93,273	62,508
Less: Allowances	(162)	(1,272)

	$93,111	$61,236

     Unbilled accounts receivable primarily represent additional revenue earned under shared-risk contracting models that remain unbilled at December 31, 2004, due to provisions within the contracts governing the timing for billing such amounts.

8. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2004	2003
Prepaid insurance	$10,979	$11,670
Prepaid cash deposits for professional liability claims losses	5,700	—
Prepaid performance bonds	230	253
Prepaid other	277	181

	$17,186	$12,104

9. Property and Equipment

     Property and equipment are stated at cost and comprised of the following (in thousands):

	December 31,		Estimated
	2004	2003	Useful Lives
Leasehold improvements	$1,200	$1,237	5 years
Equipment and furniture	8,519	10,764	5 years
Computer software	1,436	1,449	3 years
Medical equipment	2,559	2,485	5 years
Automobiles	32	30	5 years
Management information systems under development	1,076	—	—

	14,822	15,965
Less: Accumulated depreciation	(9,466)	(11,346)

	$5,356	$4,619

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $2.1 million, $2.4 million and $2.7 million, respectively.

10. Other Assets

     Other assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2004	2003
Deferred financing costs	$1,695	$1,686
Less: Accumulated amortization	(1,212)	(636)

	483	1,050
Estimated prepaid professional liability claims losses	4,674	7,366
Excess deposits for professional liability claims	7,321	8,465
Other refundable deposits	70	186

	$12,548	$17,067

11. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	December 31,
	2004	2003
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(7,077)	(5,449)

	$8,793	$10,421

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,324)	(1,117)

	$1,076	$1,283

     Estimated aggregate amortization expense related to the above intangibles for the five years subsequent to December 31, 2004 are approximately $1.9 million, $1.9 million, $1.9 million, $1.9 million, and $354,000.

12. Accounts Payable and Accrued Expenses

     Accounts payable consist of the following (in thousands):

	December 31,
	2004	2003
Trade payables	$48,095	$28,737
Payable to Health Cost Solutions, Inc. (see Note 4)	1,691	5,023

	49,786	33,760
Less: Noncurrent portion	—	(1,701)

	$49,786	$32,059

     The noncurrent portion at December 31, 2003 consists of approximately $1.7 million payable to Health Cost Solutions, Inc. (see Note 4) and approximately $27,000 of other noncurrent payables.

     Accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Salaries and employee benefits	$20,461	$22,273
Professional liability claims	18,659	18,312
Accrued workers’ compensation claims	6,557	4,859
Other	10,933	7,949

	56,610	53,393
Less: Noncurrent portion of professional liability claims	(11,259)	(14,812)

	$45,351	$38,581

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

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At December 31, 2004, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2004, the Company had no borrowings outstanding under the Revolver and $45.6 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

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

     During the third quarter of 2004, the Company prepaid the remaining balance of $2.1 million and retired its Term Loan which was set to mature on October 31, 2005. In conjunction with the retirement of the Term Loan, the Company paid a $0.1 million loan fee which was due upon maturity.

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At December 31, 2004, the Company was in compliance with these covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

14. Income Taxes

     Significant components of the provision (benefit) for income taxes, related to continuing operations, included in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current income taxes:
Federal	$418	$—	$(320)
State	60	829	627

	478	829	307

Deferred income taxes:
Federal	(3,468)	—	—
State	(496)	—	—

	(3,964)	—	—

Income tax provision (benefit)	$(3,486)	$829	$307

     The Company’s tax benefit for 2004 is net of approximately $2.6 million of deferred tax expense resulting from the utilization of net operating loss carryforwards.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets/(liabilities):
Accrued vacation	$1,542	$617
Bad debt allowance	65	1,056
Prepaid insurance	(1,525)	(1,868)
Current portion of loss contract reserve	2,425	129
Net operating loss carryforwards	6,656	—

Other	186	439
Net current deferred tax asset	9,349	373
Valuation allowance	—	(373)

Current deferred tax asset	9,349	—

Self insurance reserves	2,514	3,575
Depreciation	(141)	(302)
Amortization	(4,899)	(4,285)
Noncurrent portion of loss contract reserve	—	161
Other	288	128
Net operating loss carryforwards	1,396	9,722

Net deferred tax asset (liability)	(842)	8,999
Valuation allowance	(175)	(8,999)

Noncurrent deferred tax asset (liability)	(1,017)	—

Net deferred tax asset	$8,332	$—

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical financial results, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since December 31, 2001 and until June 30, 2004, the Company maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s consolidated balance sheet as of June 30, 2004. At December 31, 2004, the Company’s valuation allowance of approximately $175,000 represents management’s estimate of state net operating loss carryforwards which will expire unused.

     Beginning in the third quarter of 2004, the Company began providing for an income tax provision at the estimated combined federal and state effective tax rates.

     At December 31, 2004, the Company has federal and state net operating loss carryforwards of $15.7 million and $46.4 million, respectively, which expire at various dates from 2016 through 2022. Included in current deferred tax assets at December 31, 2004 are federal and state net operating loss carryforwards that management estimates will be utilized in 2005.

     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income (loss) from continuing operations, is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal tax	35.0%	35.0%	35.0%
State income taxes	5.0	5.0	5.0
Permanent differences	3.2	0.5	2.0
Tax contingency reserves	10.5	—	—
Other	(2.3)	0.1	3.8
Increase (decrease) in valuation allowance	(128.1)	(33.6)	(26.5)

Effective rate	(76.7%)	7.0%	19.3%

     At December 31, 2004, the Company had tax contingency reserves totaling approximately $475,000 which are included in accrued expenses on the accompanying consolidated balance sheet.

15. Capital Structure

     On October 21, 2002, the Company completed a private placement of 720,000 shares of newly issued common stock at $6.33 per share, realizing proceeds of approximately $4.0 million, net of issuance costs. The net proceeds were used to repay borrowings under the Company’s prior credit facility. The Company registered the resale of all of the shares on a Form S-3 registration statement (No. 333-98355), filed with the Securities and Exchange Commission on August 19, 2002 and declared effective on October 18, 2002.

     On June 16, 2004, stockholders of the Company authorized a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock it is authorized to issue from 15,000,000 shares to 30,000,000. Currently, the Company has 2,000,000 authorized but unissued shares of preferred stock.

     On June 16, 2004, the Company issued 7,500 shares of restricted stock to its Board of Directors.

16. Stock Option Plans

     The Company has an Incentive Stock Plan (the “Incentive Plan”) which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 2,224,500 shares of the Company’s common stock. Awards and vesting periods under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options cannot be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

     On August 30, 1999, stockholders of the Company approved the America Service Group Inc. 1999 Incentive Stock Plan (the “1999 Plan”) to allow for the issuance of stock options, restricted stock, stock appreciation rights and for the purchase of shares of the Company’s common stock and the extension of recourse loans to certain of the Company’s key employees and outside directors to permit them to purchase such shares of common stock. Effective June 16, 2004, stockholders of the Company approved the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (the “Amended Plan”) to attract and retain eligible employees and outside directors of the Company, to provide an incentive to eligible employees and outside directors to work to increase the value of the Company’s common stock and to provide eligible employees and outside directors with a stake in the future of the Company which corresponds to the stake of each stockholder. There are 2,439,000 shares of the Company’s common stock available under the Amended Plan, which include 1,179,000 shares of the Company’s common stock authorized for issuance under the 1999 Plan. Accordingly, during 2004, the number of shares authorized for issuance increased by 1,260,000 shares of the Company’s common stock. No shares remain available under the 1999 Plan. The exercise price of the options cannot be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date. Additionally, the Amended Plan does not permit loans to eligible employees and outside directors for the purchase of common stock.

     In addition to the Incentive Plan and the Amended Plan, the Company has also granted options to certain members of executive management to purchase 352,500 shares of the Company’s common stock (the “Executive Plans”). The exercise price of these options equaled the fair market value of the Company’s common stock at the date of grant. The options expire ten years from the date of grant.

     The following summary presents combined stock option activity under all of the above plans for each of the three years in the period ended December 31, 2004:

			Weighted
			Average
	Options	Price Range	Exercise Price
Outstanding, December 31, 2001	2,268,023	$2.07 — $16.42	$9.08
Granted	93,000	3.19 — 6.77	6.48
Exercised	(134,181)	6.21 — 9.50	7.68
Canceled	(111,102)	6.46 — 15.77	9.89

Outstanding, December 31, 2002	2,115,740	2.07 — 16.42	8.99
Granted	120,750	10.62 — 11.16	10.96
Exercised	(1,313,117)	2.07 — 16.42	8.52
Canceled	(152,667)	6.71 — 15.77	10.97

Outstanding, December 31, 2003	770,706	2.07 — 16.42	9.60
Granted	703,212	23.31 — 25.57	23.44
Exercised	(184,378)	3.18 — 16.42	10.57
Canceled	(26,150)	6.77 — 23.31	14.39

Outstanding, December 31, 2004	1,263,390	2.07 — 25.57	17.06

     At December 31, 2004 there were 643,347 options available for future grants under the above plans. The following summary presents information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.07 — $7.08	193,069	5.8 years	$4.98	190,557	$5.01
8.67 — 10.62	207,874	5.5 years	10.01	207,874	10.01
11.16 — 16.42	169,735	7.1 years	13.38	119,012	14.33
23.31 — 25.57	692,712	9.5 years	23.44	—	—

2.07 — 25.57	1,263,390	7.9 years	17.06	517,443	9.16

     The above share and per share information reflects the Company’s stock split authorized on September 24, 2004. See Note 6 for further information.

17. Stockholders’ Notes Receivable

     Under the 1999 Plan, prior to July 29, 2002, the Company was allowed to extend recourse loans to certain of its key employees and outside directors to permit them to purchase shares of the Company’s common stock. No loans were issued in 2002, 2003 or 2004 and no future loans will be issued. As of December 31, 2004, all outstanding loans were paid in full. Effective June 16, 2004, the Amended Plan does not permit loans to eligible employees and outside directors for the purchase of common stock.

18. Net Income Per Share

     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”), for the three years in the period ended December 31, 2004 (dollars in thousands except per share amounts).

	Year Ended December 31,
	2004	2003	2002
Numerator:
Income from continuing operations	$8,029	$10,957	$1,286
Income from discontinued operations, net of taxes	983	918	10,615

Net income	$9,012	$11,875	$11,901

Denominator:
Denominator for basic net income per share — weighted average shares	10,721,138	9,596,987	8,404,037
Effect of dilutive securities:
Warrants	—	7,747	74,152
Employee stock options	326,384	301,401	98,979

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	11,047,522	9,906,135	8,577,168

Net income per common share — basic:
Income from continuing operations	$0.75	$1.14	$0.15
Income from discontinued operations, net of taxes	0.09	0.10	1.27

Net income	$0.84	$1.24	$1.42

Net income per common share – diluted:
Income from continuing operations	$0.73	$1.11	$0.15
Income from discontinued operations, net of taxes	0.09	0.09	1.24

Net income	$0.82	$1.20	$1.39

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Year Ended December 31,
	2004	2003	2002
Options excluded from computation of diluted income per share as effect would be anti-dilutive	11,000	540,000	1,998,000

Weighted average exercise price of excluded options	$25.09	$11.86	$9.39

     The above share and per share information reflects the Company’s stock split authorized on September 24, 2004. See Note 6 for further information.

19. Other Employee Benefit Plans

     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2004, 2003 or 2002.

     The Company instituted an Employee Stock Purchase Plan during 1996. The Employee Stock Purchase Plan allows eligible employees to elect to purchase shares of common stock through voluntary automatic payroll deductions of up to 10% of the employee’s annual salary. Purchases of stock under the plan are made at the end of two six-month offering periods each year, one beginning on January 1 and one beginning on July 1. At the end of each six-month period, the employee’s contributions during that six-month period are used to purchase shares of common stock from the Company at 85% of the fair market value of the common stock on the first or last day of that six-month period, whichever is lower. The employee may elect to discontinue participation in the plan at any time.

20. Professional and General Liability Self-insurance Retention

     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $18.7 million and $18.3 million at December 31, 2004 and 2003, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the Consolidated Balance Sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2004 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

21. Commitments and Contingencies

Operating Leases

     The Company leases office space and equipment under certain noncancelable operating leases.

     Future minimum annual lease payments at December 31, 2004 are as follows (in thousands):

Year Ending December 31:
2005	$1,500
2006	1,408
2007	1,352
2008	847
2009	285
Thereafter	—

$5,392

     Rental expense under operating leases was $2.6 million, $2.6 million and $2.2 million for the years ended December 2004, 2003 and 2002, respectively.

Catastrophic Limits

     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500,000 per inmate up to an annual cap of $1.0 million per inmate and a lifetime cap of $2.0 million per inmate. The Company believes this insurance helps mitigate its exposure to individually material expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses.

Litigation and Claims

     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The trial judge has yet to enter the jury’s verdict as a final judgment and the Company has filed a motion for new trial, a motion for remittitur or new trial as to damages, a motion for judgment notwithstanding the verdict, and for judgment in accordance with its previous motion for a directed verdict. The matter currently remains under advisement with the court and the Company will continue to vigorously defend the lawsuit and believes that it will ultimately be successful, through either its post-trial motions or on appeal, in having the verdict award reduced or overturned. However, in the event the Company is not successful at the trial court level or on appeal, or if the Company decides not to appeal an unfavorable verdict, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2004, the Company, after giving consideration to its post-trial motions and appeal rights, estimates that its probable loss related to this matter will be significantly below the $1.2 million jury verdict amount. The Company’s reserves related to this matter are included in its reserves for all general legal matters, which total approximately $900,000 as of December 31, 2004. In addition to its rights under post-verdict motions and the potential for appeal, the Company has filed suit against Caremark RX, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the Company does not know whether it will prevail against Caremark. Accordingly, such reimbursement has not been reflected in the Company’s reserve estimate discussed above.

     Polk County matter. During 2003, the Company was successful on its appeal of a previous summary judgment granted against it in January 2002 on an indemnification claim by the insurer of a client. The case has now been remanded to the lower court in accordance with the appellate court’s opinion as discussed below. In December 1995, the Florida Association of Counties Trust (“FACT”), as the insurer for the Polk County Sheriff’s Office, and the Sheriff of Polk County, Florida, (the “Sheriff’s Office”) brought an action against the Company’s wholly owned subsidiary, PHS, in the Circuit Court, 10th Judicial Circuit, Polk County, Florida seeking indemnification for $1.0 million allegedly paid on behalf of FACT for settlement of a lawsuit brought against the Sheriff’s Office. The recovery is sought for amounts paid in settlement of a wrongful death claim brought by the estate of an inmate who died as a result of injuries sustained from a beating from several corrections officers employed by the Sheriff’s Office. In addition, the Sheriff’s Office released the Company from any liability for this claim subsequent to filing the FACT lawsuit. The plaintiffs contend that an indemnification provision in the contract between PHS and the Sheriff’s Office obligates the Company to indemnify the Sheriff’s Office against losses caused by its own wrongful acts. The Company was represented by counsel provided by Reliance Insurance Company (“Reliance”), the Company’s insurer. In April 2001, FACT’s motion for summary judgment on the question of liability for indemnity was denied, but on rehearing in July 2001 the prior denial was reversed and summary judgment was granted. In October 2001, Reliance filed for receivership. In January 2002, the court entered final judgment in favor of FACT for approximately $1.7 million at a hearing at which the Company was not represented, as counsel provided by Reliance had simultaneously filed a motion to withdraw. The Company retained new counsel in February 2002 and obtained a reversal of the summary judgment motion on October 31, 2003. The case has been remanded to the trial court to determine if the actions of the officers, for which some of them were indicted and convicted, were indemnifiable as a matter of public policy and whether the claims for which indemnity was sought arose out of the provision of medical services and not the actions of the officers. The parties agreed to submit the matter to nonbinding arbitration and the Company received a successful ruling in July 2004. FACT has not moved to engage in discovery necessary for any trial. Should the matter go forward to trial the Company believes it will ultimately be successful at the trial court level. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2004, the Company has no reserves associated with this proceeding.

     Other Matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2004. The Company is not aware of any material unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At December 31, 2004, the Company has outstanding performance bonds totaling approximately $22.5 million. These performance bonds are collateralized by letters of credit totaling $4.0 million (see Note 13).

22. Related Party Transaction

     During 2001, the Company entered into a consulting arrangement with an entity affiliated with a member of its board of directors. During 2004, 2003 and 2002, the Company paid approximately $0, $40,000 and $94,000, respectively, to this related entity.

23. Major Customers

     The following is a summary of revenues from major customers, as compared to revenues from both continuing and discontinued operations combined (in thousands):

	Year Ended December 31,
	2004		2003		2002
	Revenue	Percent	Revenue	Percent	Revenue	Percent
New York City Department of Health and Mental Hygiene	$96,413	14.0%	$88,055	15.2%	$87,069	15.5%
Commonwealth of Pennsylvania Department of Corrections (previous contracts)	—	—	—	—	53,800	9.6
Commonwealth of Pennsylvania Department of Corrections (new contract)	63,480	9.2	19,296	3.3	—	—
Alabama Department of Corrections	59,896	8.7	7,692	1.3	—	—
Maryland Department of Public Safety and Correctional Services	55,404	8.0	53,998	9.3	51,414	9.2

     The Company’s previous contracts with the State of Pennsylvania expired during 2002 and, as a result, have been classified as discontinued operations.

24. Segment Data

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

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Year ended December 31, 2004:
Healthcare revenues	$622,403	$85,948	$(43,238)	$665,113
Healthcare expenses	581,815	80,856	(43,238)	619,433
Increase in reserve for loss contracts	12,800	—	—	12,800

Gross margin	$27,788	$5,092	$—	$32,880

Depreciation and amortization expense	$2,934	$953	$—	$3,887

Year ended December 31, 2003:
Healthcare revenues	$473,786	$76,376	$(33,334)	$516,828
Healthcare expenses	443,027	72,657	(33,334)	482,350

Gross margin	$30,759	$3,719	$—	$34,478

Depreciation and amortization expense	$3,176	$974	$—	$4,150

Year ended December 31, 2002:
Healthcare revenues	$378,941	$74,478	$(43,534)	$409,885
Healthcare expenses	357,231	72,252	(43,534)	385,949
Reduction in loss contract reserve	3,320	—	—	3,320

Gross margin	$25,030	$2,226	$—	$27,256

Depreciation and amortization expense	$3,763	$938	$—	$4,701

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of December 31, 2004:
Inventory	$4,410	$3,229	$7,639

Fixed assets, net	$3,118	$2,238	$5,356

Goodwill	$40,771	$3,125	$43,896

Total assets	$190,323	$15,822	$206,145

As of December 31, 2003:
Inventory	$3,794	$2,846	$6,640

Fixed assets, net	$2,779	$1,840	$4,619

Goodwill	$40,771	$3,125	$43,896

Total assets	$147,346	$11,077	$158,423

As of December 31, 2002:
Inventory	$3,267	$3,123	$6,390

Fixed assets, net	$3,620	$2,620	$6,240

Goodwill	$40,771	$3,125	$43,896

Total assets	$163,898	$12,150	$176,048

25. Quarterly Financial Data (Unaudited)

     As discussed further in Notes 2 and 5, the Company follows the guidance in SFAS No. 144, which requires that terminated or expired correctional healthcare service contracts be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period quarterly financial data has been reclassified.

     The following is a summary of the Company’s unaudited quarterly statements of operations data for 2004 and 2003 (in thousands except per share data):

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$159,009	$165,244	$172,179	$168,681
Gross margin	10,627	4,499	5,826	11,928
Income (loss) from continuing operations	(822)	3,932	108	4,811
Income (loss) from discontinued operations, net of taxes	464	371	185	(37)
Net income (loss)	(358)	4,303	293	4,774

Net income per common share — basic:
Income (loss) from continuing operations	(0.08)	0.37	0.01	0.45
Income (loss) from discontinued operations, net of taxes	0.05	0.03	0.02	(0.01)
Net income (loss)	(0.03)	0.40	0.03	0.44

Net income per common share – diluted:
Income (loss) from continuing operations	(0.08)	0.36	0.01	0.43
Income from discontinued operations, net of taxes	0.05	0.03	0.02	—
Net income (loss)	(0.03)	0.39	0.03	0.43

     See Note 3 for a discussion of the pre-tax charge totaling $5.2 million recorded in the first quarter of 2004 for final settlement of a Florida legal matter. See Note 4 for a discussion of the pre-tax charges totaling $12.8 million in the loss contract reserve recorded in the second and third quarters of 2004. See Note 14 for a discussion of the income tax benefit of $5.3 million recorded in the second quarter of 2004 related to the reversal of substantially all of a previously recorded valuation allowance. In the fourth quarter of 2004, the Company realized an effective tax rate of 23% due to the recognition of an income tax benefit related to an increase on the Company’s previously estimated net operating loss carryforwards.

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$117,630	$121,502	$129,917	$147,779
Gross margin	7,267	6,855	8,393	11,963
Income from continuing operations	1,498	1,034	2,504	5,921
Income (loss) from discontinued operations, net of taxes	1,401	(2,959)	2,823	(347)
Net income (loss)	2,899	(1,925)	5,327	5,574

Net income per common share - basic:
Income from continuing operations	0.16	0.11	0.26	0.59
Income (loss) from discontinued operations, net of taxes	0.15	(0.32)	0.30	(0.04)
Net income (loss)	0.31	(0.21)	0.56	0.55

Net income per common share – diluted:
Income from continuing operations	0.16	0.11	0.25	0.56
Income (loss) from discontinued operations, net of taxes	0.15	(0.31)	0.29	(0.02)
Net income (loss)	0.31	(0.20)	0.54	0.54

     See Note 5 for a discussion of discontinued operations and Note 4 for a discussion of adjustments to the Company’s reserve for loss contracts in the second and third quarters of 2003.

SCHEDULE II

AMERICA SERVICE GROUP INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
December 31, 2004
Allowance for doubtful accounts	$1,272	$1,192	$(2,302)	$162
December 31, 2003
Allowance for doubtful accounts	327	2,302	(1,357)	1,272
December 31, 2002
Allowance for doubtful accounts	344	1,019	(1,036)	327