Form 10-Q
period 2005-03-31
AMERICA SERVICE GROUP INC /DE
filed 2005-05-10
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     There were 10,871,502 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2005.

AMERICA SERVICE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004
	(shown in 000’s except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,576	$7,191
Accounts receivable: healthcare and other, less allowances of $447, and $162, respectively	85,018	93,111
Inventories	7,739	7,639
Prepaid expenses and other current assets	16,612	17,186
Current deferred tax assets	6,906	9,349

Total current assets	131,851	134,476
Property and equipment, net	5,869	5,356
Goodwill, net	43,896	43,896
Contracts, net	8,386	8,793
Other intangibles, net	1,018	1,076
Other assets	13,121	12,548

Total assets	$204,141	$206,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,647	$49,786
Accrued medical claims liability	26,251	25,808
Accrued expenses	46,877	45,351
Deferred revenue	9,477	11,869
Loss contract reserve	3,006	6,062

Total current liabilities	130,258	138,876
Noncurrent portion of accrued expenses	12,725	11,259
Noncurrent deferred tax liabilities	1,043	1,017

Total liabilities	144,026	151,152

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2005 and December 31, 2004; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized at March 31, 2005 and December 31, 2004; 10,871,502 and 10,811,093 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	109	108
Additional paid-in capital	56,397	55,203
Deferred compensation	(129)	(143)
Retained earnings (accumulated deficit)	3,738	(175)

Total stockholders’ equity	60,115	54,993

Total liabilities and stockholders’ equity	$204,141	$206,145

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2004 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended
	March 31,
	2005	2004
	(shown in 000’s except share
	and per share amounts)
Healthcare revenues	$168,717	$157,026
Healthcare expenses	156,708	146,170

Gross margin	12,009	10,856
Selling, general, and administrative expenses	4,304	4,416
Depreciation and amortization	980	968
Charge for settlement of Florida legal matter	—	5,200

Income from operations	6,725	272
Interest, net	228	511

Income (loss) from continuing operations before income taxes	6,497	(239)
Income tax provision	2,609	352

Income (loss) from continuing operations	3,888	(591)
Income from discontinued operations, net of taxes	25	233

Net income (loss)	$3,913	$(358)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.36	$(0.06)
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$0.36	$(0.03)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.35	$(0.06)
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$0.35	$(0.03)

Weighted average common shares outstanding:
Basic	10,846,671	10,603,625

Diluted	11,161,051	10,603,625

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended
	March 31,
	2005	2004
	(Amounts shown in 000’s)
Cash flows from operating activities:
Net income (loss)	$3,913	$(358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	984	979
Finance cost amortization	146	147
Stock option income tax benefits	81	—
Deferred income taxes	2,469	—
Amortization of deferred compensation	14	—
Interest on stockholders’ notes receivable	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	8,093	(11,168)
Inventories	(100)	560
Prepaid expenses and other current assets	574	1,071
Other assets	(595)	(46)
Accounts payable	(5,139)	5,844
Accrued medical claims liability	443	4,786
Accrued expenses	2,992	712
Deferred revenue	(2,392)	603
Loss contract reserve utilization	(3,056)	(138)

Net cash provided by operating activities	8,427	2,991

Cash flows from investing activities:
Capital expenditures, net	(1,156)	(563)

Net cash used in investing activities	(1,156)	(563)

Cash flows from financing activities:
Net payments on line of credit and term loan	—	(496)
Issuance of common stock, net	369	206
Exercise of stock options	745	117

Net cash provided by (used in) financing activities	1,114	(173)

Net increase in cash and cash equivalents	8,385	2,255
Cash and cash equivalents at beginning of period	7,191	1,157

Cash and cash equivalents at end of period	$15,576	$3,412

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of March 31, 2005 and for the quarters ended March 31, 2005 and 2004 are unaudited, but in the opinion of management, have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2004 available in the Company’s Annual Report on Form 10-K.

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

3. Recently Issued Accounting Pronouncements

     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and any compensatory discounts received by employees in connection with stock purchased under employee stock purchase plans, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer appropriate.

     SFAS No. 123(R) must be adopted for all fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

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

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the quarter ended March 31, 2005 for such excess tax deductions was $0.1 million. No amounts were recognized in the Company’s cash flow statement for the quarter ended March 31, 2004 as the Company had a deferred tax valuation allowance in that quarter.

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

5. Stock Options

     The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is generally recognized as the difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. No options were issued during the quarter ended March 31, 2004. The fair value of options issued during the quarter ended March 31, 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2005
Volatility	0.84
Interest rate	3-4%
Expected life (years)	4.5
Dividend yields	0.0%

     The following table illustrates the effect on net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the quarters ended March 31, 2005 and 2004 (in thousands except per share data):

	Quarter ended
	March 31,
	2005	2004
Income (loss) from continuing operations as reported	$3,888	$(591)
Add: Stock based compensation expense included in reported net income	14	—
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	(397)	(263)

Pro forma income (loss) from continuing operations	3,505	(854)
Income from discontinued operations, net of taxes	25	233

Pro forma net income (loss) attributable to common shares	$3,530	$(621)

As reported net income (loss) per common share – basic:
As reported income (loss) from continuing operations	$0.36	$(0.06)
As reported income from discontinued operations, net of taxes	—	0.03

As reported net income (loss)	$0.36	$(0.03)

Pro forma net income (loss) per common share – basic:
Pro forma income (loss) from continuing operations	$0.32	$(0.08)
Pro forma income from discontinued operations	—	0.02

Pro forma net income (loss)	$0.32	$(0.06)

As reported net income (loss) per common share – diluted:
As reported income (loss) from continuing operations	$0.35	$(0.06)
As reported income from discontinued operations, net of taxes	—	0.03

As reported net income (loss)	$0.35	$(0.03)

Pro forma net income (loss) per common share – diluted:
Pro forma income (loss) from continuing operations	$0.32	$(0.08)
Pro forma income from discontinued operations	—	0.02

Pro forma net income (loss)	$0.32	$(0.06)

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during the quarter ended March 31, 2005 as determined under the fair value provisions of SFAS No. 123, is $16.99. No options were issued during the quarter ended March 31, 2004. For periods prior to July 1, 2004, the above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during those periods.

6. Discontinued Operations

     Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), each of the Company’s correctional healthcare services contracts is a component of an entity, whose operations can be distinguished from the rest of the Company. Therefore, when a correctional healthcare services contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period condensed consolidated statements of operations have been reclassified.

     The components of income from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended
	March 31,
	2005	2004
Healthcare revenues	$877	$11,279
Healthcare expenses	832	11,022

Gross margin	45	257
Depreciation and amortization	4	11

Income from discontinued operations before taxes	41	246
Income tax provision	16	13

Income from discontinued operations, net of taxes	$25	$233

7. Accounts Receivable

     Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Billed accounts receivable	$57,728	$60,691
Unbilled accounts receivable	26,963	31,723
Other accounts receivable	774	859

	85,465	93,273
Less: Allowances	(447)	(162)

	$85,018	$93,111

     Unbilled accounts receivable primarily represent additional revenue earned under shared-risk contracting models that remain unbilled at March 31, 2005, due to provisions within the contracts governing the timing for billing such amounts.

8. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Prepaid insurance	$10,821	$10,979
Prepaid cash deposits for professional liability claims losses	5,100	5,700
Prepaid performance bonds	152	230
Prepaid other	539	277

	$16,612	$17,186

9. Property and Equipment

     Property and equipment are stated at cost and comprised of the following (in thousands):

	March 31,	December 31,	Estimated
	2005	2004	Useful Lives
Leasehold improvements	$1,200	$1,200	5 years
Equipment and furniture	8,847	8,519	5 years
Computer software	1,451	1,436	3 years
Medical equipment	2,518	2,559	5 years
Automobiles	50	32	5 years
Management information systems under development	1,757	1,076	—

	15,823	14,822
Less: Accumulated depreciation	(9,954)	(9,466)

	$5,869	$5,356

     Depreciation expense for the quarters ended March 31, 2005 and 2004 was approximately $519,000 and $522,000, respectively.

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

10. Other Assets

     Other assets are comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Deferred financing costs	$1,698	$1,695
Less: Accumulated amortization	(1,358)	(1,212)

	340	483
Estimated prepaid professional liability claims losses	5,614	4,674
Excess deposits for professional liability claims	7,096	7,321
Other refundable deposits	71	70

	$13,121	$12,548

11. Contracts and Other Intangible Assets

     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(7,484)	(7,077)

	$8,386	$8,793

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,382)	(1,324)

	$1,018	$1,076

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2005 is $1.4 million and for each of the next four years is $1.9 million, $1.9 million, $1.9 million and $354,000.

12. Accounts Payable and Accrued Expenses

     Accounts payable consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Trade payables	$43,788	$48,095
Payable to Health Cost Solutions, Inc.	859	1,691

	$44,647	$49,786

     Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Salaries and employee benefits	$23,281	$20,461
Professional liability claims	19,125	18,659
Accrued workers’ compensation claims	6,645	6,557
Other	10,551	10,933

	59,602	56,610
Less: Noncurrent portion of professional liability claims	(12,725)	(11,259)

	$46,877	$45,351

13. Reserve for Loss Contracts

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

     As of March 31, 2005, the Company had a loss contract reserve totaling $3.0 million, which relates to the Maryland DPS contract discussed above and a county contract. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $3.1 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively. The amounts charged against the loss contract reserve during 2005 and 2004 represent losses associated with the Maryland DPS contract and a county contract.

     In the course of performing its reviews in future periods, the Company might revise its estimate of future losses related to the contracts currently identified as loss contracts. It might also identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in a revised estimate of future losses or the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. Should the Company identify circumstances that would result in a revision of its estimate of future losses for a loss contract, the Company would, in the period in which the revision is made, increase or decrease the reserve for loss contracts. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. A revision to a current loss contract or the identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.

14. Banking Arrangements

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes a $55.0 million revolving credit facility (the “Revolver”) and prior to the third quarter of 2004 also included a $5.0 million term loan (the “Term Loan”).

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At March 31, 2005, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2005, the Company had no borrowings outstanding under the Revolver and $43.1 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

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

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At March 31, 2005, the Company was in compliance with these covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including acquisition of the Company’s own stock, payment of dividends, indebtedness and sales or transfers of assets.

15. Income Taxes

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

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At March 31, 2005, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.

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

16. Professional and General Liability Self-insurance Retention

     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $19.1 and $18.7 million at March 31, 2005 and December 31, 2004, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at March 31, 2005 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

17. Commitments and Contingencies

Catastrophic Limits

     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500,000 per inmate up to an annual cap of $1.0 million per inmate and a lifetime cap of $2.0 million per inmate. The Company believes this insurance helps mitigate its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums and recoveries, neither of which is significant, are included in healthcare expenses. Receivables for insurance recoveries, which are not significant, are included in accounts receivable.

Litigation and Claims

     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The trial judge has yet to enter the jury’s verdict as a final judgment and the Company has filed a motion for new trial, a motion for remittitur or new trial as to damages, a motion for judgment notwithstanding the verdict, and for judgment in accordance with its previous motion for a directed verdict. The matter currently remains under advisement with the court and the Company will continue to vigorously defend the lawsuit and believes that it will ultimately be successful, through either its post-trial motions or on appeal, in having the verdict award reduced or overturned. However, in the event the Company is not successful at the trial court level or on appeal, or if the Company decides not to appeal an unfavorable verdict, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of March 31, 2005, the Company, after giving consideration to its post-trial motions and appeal rights, estimates that its probable loss related to this matter will be less than the $1.2 million jury verdict amount. The Company’s reserves related to this matter are included in its reserves for all general legal matters, which total approximately $1.0 million as of March 31, 2005. In addition to its rights under post-verdict motions and the potential for appeal, the Company has filed suit against Caremark RX, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the Company does not know whether it will prevail against Caremark. Accordingly, such reimbursement has not been reflected in the Company’s reserve estimate discussed above.

     Other matters. In addition to the matter discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2005 and December 31, 2004. The Company is not aware of any material unasserted claims and would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Performance Bonds

     The Company is required under certain contracts to provide performance bonds. At March 31, 2005, the Company has outstanding performance bonds totaling approximately $22.3 million. These performance bonds are collateralized by letters of credit totaling $4.0 million (see Note 14).

18. Net Income Per Share

     Net income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters ended March 31, 2005 and 2004 (dollars in thousands, except per share amounts).

	Quarter Ended
	March 31,
	2005	2004
Numerator:
Income (loss) from continuing operations	$3,888	$(591)
Income from discontinued operations, net of taxes	25	233

Numerator for basic and diluted net income (loss)	$3,913	$(358)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	10,846,671	10,603,625
Effect of dilutive securities:
Employee stock options	314,380	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	11,161,051	10,603,625

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.36	$(0.06)
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$0.36	$(0.03)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.35	$(0.06)
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$0.35	$(0.03)

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

	Quarter Ended
	March 31,
	2005	2004
Options excluded from computation of diluted income per share as effect would be anti-dilutive	25,000	757,911

Weighted average exercise price of excluded options	$25.61	$9.59

19. Comprehensive Income

     For the quarters ended March 31, 2005 and 2004, the Company’s comprehensive income (loss) was equal to net income (loss).

20. Segment Data

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

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended March 31, 2005:
Healthcare revenues	$157,759	$22,300	$(11,342)	$168,717
Healthcare expenses	147,028	21,022	(11,342)	156,708

Gross margin	$10,731	$1,278	$—	$12,009

Depreciation and amortization expense	$727	$253	$—	$980

Quarter ended March 31, 2004:
Healthcare revenues	$147,497	$19,056	$(9,527)	$157,026
Healthcare expenses	137,819	17,878	(9,527)	146,170

Gross margin	$9,678	$1,178	$—	$10,856

Depreciation and amortization expense	$734	$234	$—	$968

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of March 31, 2005:
Inventories	$4,620	$3,119	$7,739

Property and equipment, net	$3,209	$2,660	$5,869

Goodwill, net	$40,771	$3,125	$43,896

Total assets	$187,917	$16,224	$204,141

As of December 31, 2004:
Inventories	$4,410	$3,229	$7,639

Property and equipment, net	$3,118	$2,238	$5,356

Goodwill, net	$40,771	$3,125	$43,896

Total assets	$190,323	$15,822	$206,145

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     America Service Group Inc. (“ASG” or the “Company”) is the leading non-governmental provider of managed correctional healthcare services in the United States. The Company is a provider of managed healthcare services to county/municipal jails and detention centers and is also a distributor of pharmaceuticals and medical supplies. The Company provides managed healthcare and/or pharmaceutical distribution services under 109 contracts to approximately 270,000 inmates at over 380 sites in 39 states.

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans but actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include, among other things, the following:

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

     In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the heading “Item 1. Business – Risk Factors”. Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $974,000 per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration in June 2005. A fundamental assumption of the $6.0 million increase in loss reserve is that the contract will incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.

     As of March 31, 2005, the Company had a loss contract reserve totaling $3.0 million, which relates to the Maryland DPS and a county contract.

     While the Company believes it is adequately reserved at present, there can be no assurance that in the course of performing its reviews in future periods, the Company might revise its estimate of future losses related to the contracts currently identified as loss contracts. It might also identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in a revised estimate of future losses or the identification of a contract as a loss contract in a future period include unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. Should the Company identify circumstances that would result in a revision of its estimate of future losses for a loss contract, the Company would, in the period in which the revision is made, increase or decrease the reserve for loss contracts. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. A revision to a current loss contract or the identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.

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

     To mitigate a portion of this risk, the Company maintains its primary professional liability insurance program, principally on a claims-made basis. However, the Company assumes significant self-insurance risks resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002, 2003, 2004 and 2005. For 2002, 2003, 2004 and 2005, the Company is covered by separate policies each of which contains a 42-month retro-premium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002, 2003, 2004 and 2005 policies will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses related to known claims are provided for on an undiscounted basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis, which is obtained on a quarterly basis.

     At March 31, 2005, the Company’s reserves for known and incurred but not reported claims totaled $19.1 million. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known.

Other Self-Funded Insurance Reserves

     At March 31, 2005, the Company had approximately $8.8 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserves. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.

Legal Contingencies

     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. When estimable, the Company accrues an estimate of the probable costs for the resolution of these claims. Such estimates are developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation. See discussion of certain outstanding legal matters in Part II – Item 1 “Legal Proceedings”.

Impairment of Intangible Assets and Goodwill

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2004. Based on the results of this annual review, management determined that goodwill was not impaired as of December 31, 2004. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At March 31, 2005, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.

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

	Quarter ended
	March 31,
Percentage of Healthcare Revenues	2005	2004
Healthcare revenues	100.0%	100.0%
Healthcare expenses	92.9	93.1

Gross margin	7.1	6.9
Selling, general and administrative expenses	2.5	2.8
Depreciation and amortization	0.6	0.6
Charge for settlement of Florida legal matter	—	3.3

Income from operations	4.0	0.2
Interest, net	0.1	0.4

Income (loss) from continuing operations before income taxes	3.9	(0.2)
Income tax provision	1.6	0.2

Income (loss) from continuing operations	2.3	(0.4)
Income from discontinued operations, net of taxes	0.0	0.2

Net income (loss)	2.3%	(0.2)%

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2005

     Healthcare revenues. Healthcare revenues for the quarter ended March 31, 2005 increased $11.7 million, or 7.4%, from $157.0 million for the quarter ended March 31, 2004 to $168.7 million for the quarter ended March 31, 2005. Healthcare revenues in 2005 included $2.6 million of revenue growth resulting from correctional healthcare services contracts added in 2004 and 2005 through marketing activities. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond March 31, 2005 experienced revenue growth of 5.2% consisting of additional revenue of $7.7 million during the first quarter of 2005 as the result of contract renegotiations and automatic price adjustments. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $1.4 million. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.

     Healthcare expenses. Healthcare expenses for the quarter ended March 31, 2005 increased $10.5 million, or 7.2%, from $146.2 million for the quarter ended March 31, 2004 to $156.7 million for the quarter ended March 31, 2005. Expenses related to new correctional healthcare services contracts added in 2004 and 2005 through marketing activities accounted for $2.4 million of the increase. Healthcare expenses as a percentage of healthcare revenues decreased by 0.2% in 2005 as compared to 2004. This percentage decrease results primarily from increased healthcare revenues associated with the Company’s ongoing efforts, when renewing or negotiating contracts, to negotiate risk-sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Approximately $2.8 million and $0.1 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the quarters ended March 31, 2005 and 2004, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.3 million, or 2.5% of healthcare revenues, for the quarter ended March 31, 2005 as compared to $4.4 million, or 2.8% of healthcare revenues, for the quarter ended March 31, 2004. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues discussed above. Approximately $0.3 million and $15,000 in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the quarters ended March 31, 2005 and 2004, respectively.

     Depreciation and amortization. Depreciation and amortization expense for each of the quarters ended March 31, 2005 and 2004 was approximately $1.0 million.

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

     Interest, net. Net interest expense decreased to $0.2 million, or 0.1% of healthcare revenues, for the quarter ended March 31, 2005 from $0.5 million, or 0.4% of healthcare revenues, for the quarter ended March 31, 2004. This decrease is primarily the result of a reduction in the level of debt outstanding.

     Income tax provision. The provision for income taxes for the quarter ended March 31, 2005 was $2.6 million or 1.6% of healthcare revenues as compared with a provision of $0.4 million or 0.2% of healthcare revenues for the quarter ended March 31, 2004. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets. As a result of the valuation allowance in place during the first quarter of 2004, the income tax provision for the quarter ended March 31, 2004 primarily reflects state income taxes paid and is significantly lower than the Company’s statutory tax rate.

     Income (loss) from continuing operations. Income from continuing operations for the quarter ended March 31, 2005 was $3.9 million, as compared with a loss from continuing operations of $0.6 million for the quarter ended March 31, 2004, as the result of the factors discussed above.

     Income from discontinued operations, net of taxes. Income from discontinued operations for the quarter ended March 31, 2005 was $25,000 as compared with $0.2 million for the quarter ended March 31, 2004. Income from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144. Approximately $0.1 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the quarter ended March 31, 2004. There was no income (loss) from discontinued operations, net of tax, charged against the loss contract reserve for the quarter ended March 31, 2005.

     Net income (loss). Net income for the quarter ended March 31, 2005 was $3.9 million as compared with a net loss of $0.4 million for the quarter ended March 31, 2004 as the result of the factors discussed above.

Liquidity and Capital Resources

     Overview

     The Company had positive working capital of $1.6 million at March 31, 2005 compared to negative working capital of $4.4 million at December 31, 2004. The improvement in working capital of $6.0 million was primarily the result of cash flows from operations. Days sales outstanding in accounts receivable were 45 at March 31, 2005 while accounts payable days outstanding at March 31, 2005 were 55 and accrued medical claims liability days outstanding at March 31, 2005 were 73.

     The Company generated net income of $3.9 million for the quarter ended March 31, 2005 compared to a net loss of $0.4 million for the quarter ended March 31, 2004. The Company had stockholders’ equity of $60.1 million at March 31, 2005 as compared to $55.0 million at December 31, 2004. The Company’s cash and cash equivalents increased to $15.6 million at March 31, 2005 from $7.2 million at December 31, 2004, an increase of $8.4 million. The increase in cash was primarily the result of cash flows from operations.

     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. Cash flows from operating activities during the quarter ended March 31, 2005 were $8.4 million, an increase of $5.4 million from cash flows from operations for the quarter ended March 31, 2004 of $3.0 million. The increase was primarily due to a decrease of $8.1 million in outstanding accounts receivable which resulted from collection of certain client receivables that had become past due. Included in the Company’s net loss for the quarter ended March 31, 2004 was a cash payment of $5.2 million for the settlement of a Florida legal matter.

     Cash flows used in investing activities were $1.2 million and $0.6 million for the quarters ended March 31, 2005 and 2004, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.

     Cash flows provided by financing activities during the quarter ended March 31, 2005 were $1.1 million which represent cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan. The Company has no debt outstanding at March 31, 2005.

     Credit Facility

     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes a $55.0 million revolving credit facility (the “Revolver”) and prior to the third quarter of 2004 also included a $5.0 million term loan (the “Term Loan”).

     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At March 31, 2005, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.

     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2005, the Company had no borrowings outstanding under the Revolver and $43.1 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

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

     The Company was in compliance with these financial covenants as of March 31, 2005.

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

     Other Financing Transactions

     At March 31, 2005, the Company had standby letters of credit outstanding totaling $4.0 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.

     Contractual Obligations And Commercial Commitments

     The Company has certain contractual obligations for the nine month period in 2005 and the years ended December 31, 2006, 2007, 2008 and 2009, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	2005	2006	2007	2008	2009	Thereafter
Operating leases	$1,245	$1,564	$1,504	$860	$285	$—
Payable to Health Cost Solutions, Inc.	$859	$—	$—	$—	$—	$—

     At March 31, 2005, the Company was contingently liable for $22.3 million of performance bonds. The performance bonds are collateralized by the standby letters of credit discussed above.

     Off-Balance Sheet Transactions

     As of March 31, 2005 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above.

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

     SFAS No. 123(R) must be adopted for all fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

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

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 of the Company’s condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the quarter ended March 31, 2005 for such excess tax deductions was $0.1 million. No amounts were recognized in the Company’s cash flow statement for the quarter ended March 31, 2004 as the Company had a deferred tax valuation allowance in those years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. A hypothetical 10% change in the underlying interest rate would have had no effect on interest expense paid under the CapitalSource Credit Facility, as the resulting interest rate would have remained below the minimum stated interest rate. Interest expense represents 0.1% and 0.4% of the Company’s revenues, respectively, for the quarters ended March 31, 2005 and 2004. The Company has no debt outstanding at March 31, 2005.

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

     As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The trial judge has yet to enter the jury’s verdict as a final judgment and the Company has filed a motion for new trial, a motion for remittitur or new trial as to damages, a motion for judgment notwithstanding the verdict, and for judgment in accordance with its previous motion for a directed verdict. The matter currently remains under advisement with the court and the Company will continue to vigorously defend the lawsuit and believes that it will ultimately be successful, through either its post-trial motions or on appeal, in having the verdict award reduced or overturned. However, in the event the Company is not successful at the trial court level or on appeal, or if the Company decides not to appeal an unfavorable verdict, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of March 31, 2005, the Company, after giving consideration to its post-trial motions and appeal rights, estimates that its probable loss related to this matter will be less than the $1.2 million jury verdict amount. The Company’s reserves related to this matter are included in its reserves for all general legal matters, which total approximately $1.0 million as of March 31, 2005. In addition to its rights under post-verdict motions and the potential for appeal, the Company has filed suit against Caremark RX, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the Company does not know whether it will prevail against Caremark. Accordingly, such reimbursement has not been reflected in the Company’s reserve estimate discussed above.

     Other matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2005 and December 31, 2004. The Company is not aware of any material unasserted claims and would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURTIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

2.1 —	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1 —	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2 —	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.3 —	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1 —	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2 —	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1 —	Consulting Agreement with healthprojects, LLC, dated April 22, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 26, 2005).

11—	Computation of Per Share Earnings.*

31.1 —	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 18 to the condensed consolidated financial statements in this report.

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

     Dated: May 9, 2005