Form 10-Q
period 2005-06-30
AMERICA SERVICE GROUP INC /DE
filed 2005-08-09
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
There were 10,857,626 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2005.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004
	(shown in 000’s except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,484	$7,191
Accounts receivable, less allowances of $268 and $162, respectively	89,781	93,111
Inventories	7,287	7,639
Prepaid expenses and other current assets	16,121	17,186
Current deferred tax assets	4,641	9,349

Total current assets	129,314	134,476
Property and equipment, net	6,000	5,356
Goodwill, net	43,896	43,896
Contracts, net	7,979	8,793
Other intangibles, net	960	1,076
Other assets	8,396	12,548

Total assets	$196,545	$206,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,437	$49,786
Accrued medical claims liability	28,423	25,808
Accrued expenses	50,079	45,351
Deferred revenue	1,893	11,869
Loss contract reserve	—	6,062

Total current liabilities	123,832	138,876
Noncurrent portion of accrued expenses	8,556	11,259
Noncurrent deferred tax liabilities	876	1,017

Total liabilities	133,264	151,152

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at June 30, 2005 and December 31, 2004; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized at June 30, 2005 and December 31, 2004; 10,880,702 and 10,811,093 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	109	108
Additional paid-in capital	56,574	55,203
Deferred compensation	(287)	(143)
Retained earnings (accumulated deficit)	6,885	(175)

Total stockholders’ equity	63,281	54,993

Total liabilities and stockholders’ equity	$196,545	$206,145

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2004 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(shown in 000’s except share and per share amounts)
Healthcare revenues	$160,996	$148,088	$314,630	$289,874
Healthcare expenses	148,562	135,048	289,957	265,034

Gross margin	12,434	13,040	24,673	24,840
Selling, general, and administrative expenses	4,329	4,465	8,633	8,881
Discontinued acquisition expenses	451	—	451	—
Depreciation and amortization	1,000	959	1,979	1,900
Charge for settlement of Florida legal matter	—	—	—	5,200

Income from operations	6,654	7,616	13,610	8,859
Interest, net	205	453	433	964
Late fee income	249	—	249	—

Income from continuing operations before income tax provision (benefit)	6,698	7,163	13,426	7,895
Income tax provision (benefit)	2,680	(5,329)	5,381	(4,977)

Income from continuing operations	4,018	12,492	8,045	12,872
Loss from discontinued operations, net of taxes	(871)	(8,189)	(985)	(8,927)

Net income	$3,147	$4,303	$7,060	$3,945

Net income per common share – basic:
Income from continuing operations	$0.37	$1.17	$0.74	$1.21
Loss from discontinued operations, net of taxes	(0.08)	(0.77)	(0.09)	(0.84)

Net income	$0.29	$0.40	$0.65	$0.37

Net income per common share – diluted:
Income from continuing operations	$0.36	$1.13	$0.72	$1.17
Loss from discontinued operations, net of taxes	(0.08)	(0.74)	(0.09)	(0.81)

Net income	$0.28	$0.39	$0.63	$0.36

Weighted average common shares outstanding:
Basic	10,873,100	10,692,357	10,859,959	10,647,990

Diluted	11,123,438	11,034,272	11,142,318	10,982,604

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2005	2004
	(Amounts shown in 000’s)
Cash flows from operating activities:
Net income	$7,060	$3,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,987	1,965
Finance cost amortization	291	297
Stock option income tax benefits	81	—
Deferred income taxes	4,567	(5,255)
Amortization of deferred compensation	31	—
Increase in reserve for loss contracts	1,295	6,800
Interest on stockholders’ notes receivable	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	3,330	(13,370)
Inventories	352	26
Prepaid expenses and other current assets	1,065	3,492
Other assets	3,989	(2,203)
Accounts payable	(6,349)	10,176
Accrued medical claims liability	2,615	5,316
Accrued expenses	2,025	2,222
Deferred revenue	(9,976)	(4,951)
Loss contract reserve utilization	(7,357)	(1,430)

Net cash provided by operating activities	5,006	7,028

Cash flows from investing activities:
Capital expenditures, net	(1,829)	(1,165)

Net cash used in investing activities	(1,829)	(1,165)

Cash flows from financing activities:
Net payments on line of credit and term loan	—	(1,198)
Issuance of common stock, net	369	205
Exercise of stock options	747	1,533

Net cash provided by financing activities	1,116	540

Net increase in cash and cash equivalents	4,293	6,403
Cash and cash equivalents at beginning of period	7,191	1,157

Cash and cash equivalents at end of period	$11,484	$7,560

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of June 30, 2005 and for the quarters and six month periods ended June 30, 2005 and 2004 are unaudited, but in the opinion of management, have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and six month periods presented. The results of operations for the quarters and six month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended December 31, 2004 available in the Company’s Annual Report on Form 10-K.
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
2. Description of Business
     The Company provides managed healthcare services to correctional facilities under contracts with state and local governments and certain private entities. The health status of inmates impacts the results of operations under such contractual arrangements. In addition to providing managed healthcare services, the Company also provides pharmaceutical distribution services through one of its operating subsidiaries, Secure Pharmacy Plus, LLC.
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

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the six months ended June 30, 2005 for such excess tax deductions was $0.1 million. No amounts were recognized in the Company’s cash flow statement for the six months ended June 30, 2004 as the Company had a deferred tax valuation allowance in that period.
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
     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of options issued during 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
Volatility	0.85	0.84
Interest rate	3-4%	3-4%
Expected life (years)	4.5	4
Dividend yields	0.0%	0.0%
     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the quarters and six month periods ended June 30, 2005 and 2004 (in thousands except per share data):

	Quarter ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Income from continuing operations as reported	$4,018	$12,492	$8,045	$12,872
Add: Stock based compensation expense included in reported net income	17	—	31	—
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	(508)	(203)	(905)	(466)

Pro forma income from continuing operations	3,527	12,289	7,171	12,406
Loss from discontinued operations, net of taxes	(871)	(8,189)	(985)	(8,927)

Pro forma net income attributable to common shares	$2,656	$4,100	$6,186	$3,479

As reported net income per common share – basic:
As reported income from continuing operations	$0.37	$1.17	$0.74	$1.21
As reported loss from discontinued operations, net of taxes	(0.08)	(0.77)	(0.09)	(0.84)

As reported net income	$0.29	$0.40	$0.65	$0.37

Pro forma net income per common share – basic:
Pro forma income from continuing operations	$0.32	$1.15	$0.66	$1.17
Pro forma loss from discontinued operations	(0.08)	(0.77)	(0.09)	(0.84)

Pro forma net income	$0.24	$0.38	$0.57	$0.33

As reported net income per common share – diluted:
As reported income from continuing operations	$0.36	$1.13	$0.72	$1.17
As reported loss from discontinued operations, net of taxes	(0.08)	(0.74)	(0.09)	(0.81)

As reported net income	$0.28	$0.39	$0.63	$0.36

Pro forma net income per common share – diluted:
Pro forma income from continuing operations	$0.32	$1.11	$0.65	$1.13
Pro forma loss from discontinued operations	(0.08)	(0.74)	(0.09)	(0.81)

Pro forma net income	$0.24	$0.37	$0.56	$0.32

     The resulting pro forma disclosures may not be representative of that to be expected in future years. For periods prior to July 1, 2004, the above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during those periods. The weighted average fair value of options granted during the quarter and six month periods ended June 30, 2005 as determined under the fair value provisions of SFAS No. 123, is $12.94 and $13.01, respectively. The weighted average fair value of options granted during the quarter and six month periods ended June 30, 2004 as determined under the fair value provisions of SFAS No. 123, is $14.60.
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
     The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Healthcare revenues	$14,781	$24,568	$30,741	$51,087
Healthcare expenses	14,935	25,926	31,080	53,132
Increase in reserve for loss contracts	1,295	6,800	1,295	6,800

Gross margin	(1,449)	(8,158)	(1,634)	(8,845)
Depreciation and amortization	3	27	8	65

Loss from discontinued operations before taxes	(1,452)	(8,185)	(1,642)	(8,910)
Income tax provision (benefit)	(581)	4	(657)	17

Loss from discontinued operations, net of taxes	$(871)	$(8,189)	$(985)	$(8,927)

7. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Billed accounts receivable	$54,529	$60,691
Unbilled accounts receivable	34,681	31,723
Other accounts receivable	839	859

	90,049	93,273
Less: Allowances	(268)	(162)

	$89,781	$93,111

     Unbilled accounts receivable primarily represent additional revenue earned under shared-risk contracting models that remain unbilled at June 30, 2005 and December 31, 2004, due to provisions within the contracts governing the timing for billing such amounts.
8. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004
Prepaid insurance	$8,699	$10,979
Prepaid cash deposits for estimated professional liability claims losses	6,900	5,700
Prepaid performance bonds	39	230
Prepaid other	483	277

	$16,121	$17,186

9. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	June 30,	December 31,	Estimated
	2005	2004	Useful Lives
Leasehold improvements	$1,230	$1,200	5 years
Equipment and furniture	9,376	8,519	5 years
Computer software	2,849	1,436	3-5 years
Medical equipment	2,598	2,559	5 years
Automobiles	63	32	5 years
Management information systems under development	357	1,076	—

	16,473	14,822
Less: Accumulated depreciation	(10,473)	(9,466)

	$6,000	$5,356

     Depreciation expense for the quarters ended June 30, 2005 and 2004 was approximately $539,000 and $529,000, respectively. Depreciation expense for the six months ended June 30, 2005 and 2004 was approximately $1,059,000 and $1,051,000, respectively.
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

10. Other Assets
     Other assets are comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004
Deferred financing costs	$1,698	$1,695
Less: Accumulated amortization	(1,504)	(1,212)

	194	483
Prepaid cash deposits for estimated professional liability claims losses	1,280	4,674
Excess deposits for professional liability claims	6,851	7,321
Other refundable deposits	71	70

	$8,396	$12,548

11. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(7,891)	(7,077)

	$7,979	$8,793

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,440)	(1,324)

	$960	$1,076

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2005 is $929,000 million and for each of the next four years is $1.9 million, $1.9 million, $1.9 million and $354,000.
12. Accounts Payable and Accrued Expenses
     Accounts payable consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Trade payables	$43,437	$48,095
Payable to Health Cost Solutions, Inc.	—	1,691

	$43,437	$49,786

     Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Salaries and employee benefits	$24,098	$20,461
Professional liability claims	17,356	18,659
Accrued workers’ compensation claims	6,790	6,557
Other	10,391	10,933

	58,635	56,610
Less: Noncurrent portion of professional liability claims	(8,556)	(11,259)

	$50,079	$45,351

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
     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the consumer price index.
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This increase in the reserve for loss contracts is reflected as a component of loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.
     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May 2004, losses once again increased in September 2004, driven primarily by off-site medical costs.
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 2005. A fundamental assumption of the $6.0 million increase in loss contract reserve was that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005 resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This pre-tax loss contract charge of $1.3 million is reflected as a component of loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. On June 30, 2005, the Company’s contract with the Maryland DPS expired.

     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. On July 1, 2005, the Company sent a letter to Baltimore County (the “County”) stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide a timely extension notice. The County is disputing the Company’s interpretation of the contract and asserting that the contract is still in place with extension options through 2011. For the twelve month period ended June 30, 2005, this contract operated at a breakeven level of profit on revenues of $3.3 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings, which have been initiated. In the interim, the Company is continuing to provide services under the contract.
     As of June 30, 2005, the Company no longer has a loss contract reserve. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $7.4 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. The amounts charged against the loss contract reserve during 2005 and 2004 represent losses associated with the Maryland DPS contract and the County contract.
     In the course of performing its reviews in future periods, the Company might identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include interpretations regarding contract termination or expiration provisions, unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. The identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.
14. Banking Arrangements
     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes a $55.0 million revolving credit facility (the “Revolver”) and prior to the third quarter of 2004 also included a $5.0 million term loan (the “Term Loan”).
     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At June 30, 2005, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.
     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2005, the Company had no borrowings outstanding under the Revolver and $45.7 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.
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

     The CapitalSource Credit Facility requires the Company to meet certain financial covenants related to minimum levels of earnings. At June 30, 2005, the Company was in compliance with these covenants. The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets. On July 25, 2005, the CapitalSource Credit Facility was amended to allow the Company to repurchase shares of its common stock up to an aggregate dollar amount of $30 million (see Note 21).
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
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At June 30, 2005, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
16. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $17.4 and $18.7 million at June 30, 2005 and December 31, 2004, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at June 30, 2005 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.

17. Commitments and Contingencies
Catastrophic Limits
     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer for annual hospitalization amounts in excess of $500,000 per inmate up to an annual cap of $1.0 million per inmate and a lifetime cap of $2.0 million per inmate. The Company believes this insurance helps mitigate its exposure to unanticipated expenses of catastrophic hospitalization. Catastrophic insurance premiums are included in healthcare expenses. The Company had no insurance recoveries during the periods presented.
Litigation and Claims
     Professional Liability Suit. On July 15, 2005, EMSA Limited Partnership (“EMSA LP”), a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the medical care of the plaintiff while the plaintiff was incarcerated at the Schoharie County, New York and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA LP in 1999. The verdict consisted of an indemnity award of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $623,000 against EMSA LP. The Company has accrued its estimated portion of the indemnity award; however, no amounts have been reserved related to the assessment of punitive damages. The Company plans to challenge the assessment of punitive damages in this matter as it believes that the punitive damages in this case are unwarranted and should be overturned under post trial motions or, if necessary, upon appeal. The Company believes it will ultimately be successful in having the award reduced or overturned, however, in the event the Company is not successful in having the award reduced or overturned, the assessment of punitive damages could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
     EMSA lease matter. On July 12, 2004, EMSA LP received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA LP prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The trial judge has yet to enter the jury’s verdict as a final judgment and the Company has filed a motion for new trial, a motion for remittitur or new trial as to damages, a motion for judgment notwithstanding the verdict, and for judgment in accordance with its previous motion for a directed verdict. The matter currently remains under advisement with the court and the Company will continue to vigorously defend the lawsuit and believes that it will ultimately be successful, through either its post-trial motions or on appeal, in having the verdict award reduced or overturned. However, in the event the Company is not successful at the trial court level or on appeal, or if the Company decides not to appeal an unfavorable verdict, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of June 30, 2005, the Company, after giving consideration to its post-trial motions and appeal rights, estimates that its probable loss related to this matter will be less than the $1.2 million jury verdict amount. The Company’s reserves related to this matter are included in its reserves for all general legal matters, which total approximately $0.8 million as of June 30, 2005. In addition to its rights under post-verdict motions and the potential for appeal, the Company has filed suit against Caremark RX, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the Company does not know whether it will prevail against Caremark. Accordingly, such reimbursement has not been reflected in the Company’s reserve estimate discussed above.
     Other matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2005 and December 31, 2004. The Company is not aware of any material unasserted claims and would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At June 30, 2005, the Company has outstanding performance bonds totaling approximately $21.7 million. These performance bonds are collateralized by letters of credit totaling $4.0 million (see Note 14).
18. Net Income Per Share
     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and six month periods ended June 30, 2005 and 2004 (dollars in thousands, except share and per share amounts).

	Quarter ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$4,018	$12,492	$8,045	$12,872
Loss from discontinued operations, net of taxes	(871)	(8,189)	(985)	(8,927)

Numerator for basic and diluted net income	$3,147	$4,303	$7,060	$3,945

Denominator:
Denominator for basic net income per share — weighted average shares	10,873,100	10,692,357	10,859,959	10,647,990
Effect of dilutive securities:
Employee stock options	250,338	341,915	282,359	334,614

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	11,123,438	11,034,272	11,142,318	10,982,604

Net income per common share — basic:
Income from continuing operations	$0.37	$1.17	$0.74	$1.21
Loss from discontinued operations, net of taxes	(0.08)	(0.77)	(0.09)	(0.84)

Net income	$0.29	$0.40	$0.65	$0.37

Net income per common share – diluted:
Income from continuing operations	$0.36	$1.13	$0.72	$1.17
Loss from discontinued operations, net of taxes	(0.08)	(0.74)	(0.09)	(0.81)

Net income	$0.28	$0.39	$0.63	$0.36

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

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income per share because the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Options excluded from computation of diluted income per share as effect would be anti-dilutive	563,712	—	294,356	378,956

Weighted average exercise price of excluded options	$23.49	$—	$23.58	$9.59

19. Comprehensive Income
     For the quarters and six month periods ended June 30, 2005 and 2004, the Company’s comprehensive income was equal to net income.
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
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended June 30, 2005:
Healthcare revenues	$149,535	$23,524	$(12,063)	$160,996
Healthcare expenses	138,556	22,069	(12,063)	148,562

Gross margin	$10,979	$1,455	$—	$12,434

Depreciation and amortization expense	$748	$252	$—	$1,000

Quarter ended June 30, 2004:
Healthcare revenues	$137,952	$20,805	$(10,669)	$148,088
Healthcare expenses	126,420	19,297	(10,669)	135,048

Gross margin	$11,532	$1,508	$—	$13,040

Depreciation and amortization expense	$721	$238	$—	$959

Six month period ended June 30, 2005:
Healthcare revenues	$292,211	$45,824	$(23,405)	$314,630
Healthcare expenses	270,271	43,091	(23,405)	289,957

Gross margin	$21,940	$2,733	$—	$24,673

Depreciation and amortization expense	$1,474	$505	$—	$1,979

Six month period ended June 30, 2004:
Healthcare revenues	$270,209	$39,861	$(20,196)	$289,874
Healthcare expenses	248,055	37,175	(20,196)	265,034

Gross margin	$22,154	$2,686	$—	$24,840

Depreciation and amortization expense	$1,428	$472	$—	$1,900

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of June 30, 2005:
Inventories	$3,814	$3,473	$7,287

Property and equipment, net	$3,163	$2,837	$6,000

Goodwill, net	$40,771	$3,125	$43,896

Total assets	$179,350	$17,195	$196,545

As of December 31, 2004:
Inventories	$4,410	$3,229	$7,639

Property and equipment, net	$3,118	$2,238	$5,356

Goodwill, net	$40,771	$3,125	$43,896

Total assets	$190,323	$15,822	$206,145

21. Subsequent Events
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over the next 24 months. Under the stock repurchase program, no shares shall be repurchased directly from officers or directors of the Company and the common stock repurchased shall be retired. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of August 5, 2005, the Company has repurchased and will subsequently retire a total of 44,000 common shares at an aggregate cost of approximately $950,000.
     During 2005, the Company incurred costs related to a potential acquisition. In July 2005, these acquisition discussions were discontinued and the related costs were recorded as expense. The costs which were incurred prior to June 30, 2005, have been classified as discontinued acquisition expenses in the accompanying condensed consolidated statements of operations. The Company expects to record an additional $150,000 to $250,000 in discontinued acquisition expenses during the third quarter of 2005 related to costs incurred subsequent to June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider of managed correctional healthcare services in the United States. The Company is a provider of managed healthcare services to county/municipal jails and detention centers and is also a distributor of pharmaceuticals and medical supplies. As of July 1, 2005, the Company provided managed healthcare and/or pharmaceutical distribution services under 110 contracts to approximately 247,000 inmates at over 350 sites in 37 states.
     The Company operates through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA LP”), Correctional Health Services, LLC (“CHS”), Prison Health Services of Indiana, LLC and Secure Pharmacy Plus, LLC (“SPP”). ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.
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
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over the next 24 months. Under the stock repurchase program, no shares shall be repurchased directly from officers or directors of the Company and the common stock repurchased shall be retired. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans but actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include, among other things, the following:
•	the Company’s ability to retain existing client contracts and obtain new contracts;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity regarding the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to comply with government regulations and/or orders of judicial authorities;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the outcome of pending litigation;

•	the Company’s dependence on key personnel; and

•	the Company’s determination whether to repurchase shares under the stock repurchase program.
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
Critical Accounting Policies And Estimates
General
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:
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
     Revenues are calculated based on the specific contract terms and fall into one of three general categories: fixed fee, population based, or cost plus a margin. For fixed fee contracts, revenues are recorded based on fixed monthly amounts established in the service contract. Revenues for population based contracts are calculated either as a fixed fee adjusted using a per diem rate for variances in the inmate population from predetermined population levels or by a per diem rate times the average inmate population for the period of service. For cost plus a margin contracts, revenues are calculated based on actual expenses incurred during the service period plus a contractual margin.
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
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care including the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. An actuarial analysis is also prepared at least quarterly by an independent actuary to evaluate the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay.

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
     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the consumer price index.
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This increase in the reserve for loss contracts is reflected as a component of loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $523,000 per month, including allocated overhead, an amount significantly above recent historical levels.
     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May 2004, losses once again increased in September 2004, driven primarily by off-site medical costs.
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $974,000 per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 2005. A fundamental assumption of the $6.0 million increase in loss reserve is that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005 resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This pre-tax loss contract charge of $1.3 million is reflected as a component of loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. On June 30, 2005, the Company’s contract with the Maryland DPS expired.
     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide a timely extension notice. The County is disputing the Company’s interpretation of the contract and asserting that the contract is still in place with extension options through 2011. For the twelve month period ended June 30, 2005, this contract operated at a breakeven level of profit on revenues of $3.3 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings, which have been initiated. In the interim, the Company is continuing to provide services under the contract.
     As of June 30, 2005, the Company no longer has a loss contract reserve. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $7.4 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. The amounts charged against the loss contract reserve during 2005 and 2004 represent losses associated with the Maryland DPS contract and the County contract.
     In the course of performing its reviews in future periods, the Company might identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include interpretations regarding contract termination or expiration provisions, unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. The identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.
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
     To mitigate a portion of this risk, the Company maintains its primary professional liability insurance program, principally on a claims-made basis. However, the Company assumes significant self-insurance risks resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002, 2003, 2004 and 2005. For 2002, 2003, 2004 and 2005, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. The Company’s ultimate premium for its 2002, 2003, 2004 and 2005 policies will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses related to known claims are provided for on an undiscounted basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.

     In addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis, which is obtained on a quarterly basis.
     At June 30, 2005, the Company’s reserves for known and incurred but not reported medical malpractice claims totaled $17.4 million. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meets its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known.
Other Self-Funded Insurance Reserves
     At June 30, 2005, the Company had approximately $8.6 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserves. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
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
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in this and future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $5.3 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’

equity portion of the Company’s balance sheet as of June 30, 2004. At June 30, 2005, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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

	Quarter ended		Six months ended
	June 30,		June 30,
Percentage of Healthcare Revenues	2005	2004	2005	2004
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	92.3	91.2	92.2	91.4

Gross margin	7.7	8.8	7.8	8.6
Selling, general and administrative expenses	2.7	3.0	2.7	3.1
Discontinued acquisition expenses	0.3	—	0.2	—
Depreciation and amortization	0.6	0.7	0.6	0.6
Charge for settlement of Florida legal matter	—	—	—	1.8

Income from operations	4.1	5.1	4.3	3.1
Interest, net	0.1	0.3	0.1	0.4
Late fee income	0.2	—	0.1	—

Income from continuing operations before income tax provision (benefit)	4.2	4.8	4.3	2.7
Income tax provision (benefit)	1.7	(3.6)	1.7	(1.7)

Income from continuing operations	2.5	8.4	2.6	4.4
Loss from discontinued operations, net of taxes	(0.5)	(5.5)	(0.4)	(3.0)

Net income	2.0%	2.9%	2.2%	1.4%

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
     Healthcare revenues. Healthcare revenues for the quarter ended June 30, 2005 increased $12.9 million, or 8.7%, from $148.1 million for the quarter ended June 30, 2004 to $161.0 million for the quarter ended June 30, 2005. Healthcare revenues in 2005 included $4.9 million of revenue growth resulting from correctional healthcare services contracts added in 2004 and 2005 through marketing activities. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond June 30, 2005 experienced revenue growth of 4.8% consisting of additional revenue of $6.7 million during the second quarter of 2005 as the result of contract renegotiations and automatic price adjustments. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $1.3 million. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended June 30, 2005 increased $13.6 million, or 10.0%, from $135.0 million for the quarter ended June 30, 2004 to $148.6 million for the quarter ended June 30, 2005. Expenses related to new correctional healthcare services contracts added in 2004 and 2005 through marketing activities accounted for $4.4 million of the increase. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond June 30, 2005 accounted for $7.8 million of the increase during the second quarter of 2005 as a result of increases in the levels of staff and staff compensation, increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts and increases in medical malpractice expenses. In addition to these healthcare expense increases, SPP pharmaceutical distribution expense increased $1.4 million which is consistent with the increase in SPP pharmaceutical distribution revenue.
     Approximately $19,000 and $95,000 in negative operating margin related to the Company’s loss contract classified as continuing operations was charged against the loss contract reserve during the quarters ended June 30, 2005 and 2004, respectively. This negative operating margin is related to the Company’s contract to provide services to a county jail in Baltimore County, Maryland. On July 1, 2005, the Company sent a letter to Baltimore County (the “County”) stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide a timely extension notice. The County is disputing the Company’s interpretation of the contract and asserting that the contract is still in place with extension options through 2011. For the twelve month period ended June 30, 2005, this contract operated at a breakeven level of profit on revenues of $3.3 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceeding, which have been initiated. In the interim, the Company is continuing to provide services under the contract.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.3 million, or 2.7% of healthcare revenues, for the quarter ended June 30, 2005 as compared to $4.5 million, or 3.0% of healthcare revenues, for the quarter ended June 30, 2004. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues discussed above. Approximately $0.3 million and $0.1 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the quarters ended June 30, 2005 and 2004, respectively.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.5 million, or 0.3% of healthcare revenues, for the quarter ended June 30, 2005. There were no discontinued acquisition expenses incurred in the quarter ended June 30, 2004. The discontinued acquisition expenses incurred in the quarter ended June 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005. The Company expects to record an additional $150,000 to $250,000 in discontinued acquisition expenses during the third quarter of 2005 related to costs incurred subsequent to June 30, 2005.
     Depreciation and amortization. Depreciation and amortization expense for each of the quarters ended June 30, 2005 and 2004 was approximately $1.0 million.
     Interest, net. Net interest expense decreased to $0.2 million, or 0.1% of healthcare revenues, for the quarter ended June 30, 2005 from $0.5 million, or 0.3% of healthcare revenues, for the quarter ended June 30, 2004. This decrease is primarily the result of a reduction in the level of debt outstanding.
     Late fee income. Late fee income was $0.2 million, or 0.2% of healthcare revenues, for the quarter ended June 30, 2005. There was no late fee income received in the quarter ended June 30, 2004. The late fee income received in the quarter ended June 30, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision (benefit). The provision for income taxes for the quarter ended June 30, 2005 was $2.7 million or 1.7% of healthcare revenues as compared with an income tax benefit of $5.3 million or 3.6% of healthcare revenues for the quarter ended June 30, 2004. During the quarter ended June 30, 2004, the Company recorded an income tax benefit of $5.3 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets.
     Income from continuing operations. Income from continuing operations for the quarter ended June 30, 2005 was $4.0 million, as compared with $12.5 million for the quarter ended June 30, 2004. The $8.5 million decrease in income from continuing operations is primarily due to $0.5 million of discontinued acquisition expenses incurred in the quarter ended June 30, 2005 combined with an $8.0 million change in the income tax provision (benefit) as discussed above.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations for the quarter ended June 30, 2005 was $0.9 as compared with $8.2 million for the quarter ended June 30, 2004. Loss from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144. Approximately $4.0 million and $1.1 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the quarters ended June 30, 2005 and 2004, respectively.
     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the consumer price index.

     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This increase in the reserve for loss contracts is reflected as a component of loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $523,000 per month, including allocated overhead, an amount significantly above recent historical levels.
     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May 2004, losses once again increased in September 2004, driven primarily by off-site medical costs.
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $974,000 per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 2005. A fundamental assumption of the $6.0 million increase in loss reserve is that the contract will incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005 resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This pre-tax loss contract charge of $1.3 million is reflected as a component of loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations.
     Net income. Net income for the quarter ended June 30, 2005 was $3.1 million as compared with $4.3 million for the quarter ended June 30, 2004 as the result of the factors discussed above.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Healthcare revenues. Healthcare revenues for the six months ended June 30, 2005 increased $24.7 million, or 8.5%, from $289.9 million for the six months ended June 30, 2004 to $314.6 million for the six months ended June 30, 2005. Healthcare revenues in the first six months of 2005 included $7.6 million of revenue growth resulting from correctional healthcare services contracts added in 2004 and 2005 through marketing activities. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond June 30, 2005 experienced revenue growth of 5.4% consisting of additional revenue of $14.4 million during the first six months of 2005 as the result of contract renegotiations and automatic price adjustments. In addition to these revenue increases, SPP pharmaceutical distribution revenue increased $2.7 million. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the six months ended June 30, 2005 increased $25.0 million, or 9.4%, from $265.0 million for the six months ended June 30, 2004 to $290.0 million for the six months ended June 30, 2005. Expenses related to new contracts from marketing activities accounted for $6.9 million of the increase. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond June 30, 2005 accounted for $15.4 million of the increase during the first six months of 2005 as a result of increases in the levels of staff and staff compensation, increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts and increases in medical malpractice expenses. In addition to these healthcare expense increases, SPP pharmaceutical distribution expense increased $2.7 million which is consistent with the increase in SPP pharmaceutical distribution revenue.
     Approximately $0.2 million in negative operating margin related to the Company’s loss contracts classified as continuing operations was charged against the loss contract reserve during the six months ended June 30, 2004. There was no negative operating margin related to the Company’s loss contract classified as continuing operations charged against the loss contract reserve during the six months ended June 30, 2005. The Company’s loss contract classified as continuing operations is related to the Company’s contract to provide services to a county jail in Baltimore county Maryland. On July 1, 2005, the Company sent a letter to Baltimore County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide a timely extension notice. The County is disputing the Company’s interpretation of the contract and asserting that the contract is still in place with extension options through 2011. For the twelve month period ended June 30, 2005, this contract operated at a breakeven level of profit on revenues of $3.3 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings, which have been initiated. In the interim, the Company is continuing to provide services under the contract.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.6 million, or 2.7% of healthcare revenues, for the six months ended June 30, 2005 as compared to $8.9 million, or 3.1% of healthcare revenues, for the six months ended June 30, 2004. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues discussed above. Approximately $0.6 million and $0.1 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the six months ended June 30, 2005 and 2004, respectively.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.5 million, or 0.2% of healthcare revenues, for the six months ended June 30, 2005. There were no discontinued acquisition expenses incurred in the six months ended June 30, 2004. The discontinued acquisition expenses incurred in the six months ended June 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005. The Company expects to record an additional $150,000 to $250,000 in discontinued acquisition expenses during the third quarter of 2005 related to costs incurred subsequent to June 30, 2005.
     Depreciation and amortization. Depreciation and amortization expense for each of the six months ended June 30, 2005 and 2004 was $2.0 million and $1.9 million, respectively.
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

     Interest, net. Net interest expense decreased to $0.4 million, or 0.1% of revenue, for the six months ended June 30, 2005 from $1.0 million, or 0.4% of revenue, for the six months ended June 30, 2004. This decrease is primarily the result of a reduction in the level of debt outstanding.
     Late fee income. Late fee income was $0.2 million, or 0.1% of healthcare revenues, for the six months ended June 30, 2005. There was no late fee income received in the six months ended June 30, 2004. The late fee income received in the six months ended June 30, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision (benefit). The provision for income taxes for the six months ended June 30, 2005 was $5.4 million or 1.7% of healthcare revenues as compared with an income tax benefit of $5.0 million or 1.7% of healthcare revenues for the six months ended June 30, 2004. As discussed above in the section titled “Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004,” in the second quarter of 2004, the Company recorded an income tax benefit of $5.3 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets.
     Income from continuing operations. Income from continuing operations for the six months ended June 30, 2005 was $8.0 million, or 2.6% of revenue, as compared with $12.9 million, or 4.4% of revenue, for the six months ended June 30, 2004. The $4.9 million decrease in income from continuing operations is primarily due to $0.5 million of discontinued acquisition expenses incurred in the six months ended June 30, 2005 combined with a $10.4 million change in the income tax provision (benefit) discussed above, offset by the $5.2 million charge for settlement of a Florida legal matter in the six months ended June 30, 2004.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations for the six months ended June 30, 2005 was $1.0 million, as compared with $8.9 million for the six months ended June 30, 2004. Loss from discontinued operations represents the operating results of the Company’s contracts that have expired or otherwise been terminated subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144. Approximately $6.7 million and $1.2 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the six months ended June 30, 2005 and 2004, respectively. As discussed above in the section titled “Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004,” in the second quarter of 2004, the Company recorded a pre-tax contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005 and additionally, in the second quarter of 2005, the Company incurred an additional $1.3 million in losses under the contract, as compared to previous estimates.
     Net income. Net income for the six months ended June 30, 2005 was $7.1 million, or 2.2% of revenue, as compared with $3.9 million, or 1.4% of revenue, for the six months ended June 30, 2004 as the result of the factors discussed above.

Liquidity and Capital Resources
     Overview
     The Company had positive working capital of $5.5 million at June 30, 2005 compared to negative working capital of $4.4 million at December 31, 2004. The improvement in working capital of $9.9 million was primarily the result of cash flows from operations. Days sales outstanding in accounts receivable were 46 at June 30, 2005 while accounts payable days outstanding at June 30, 2005 were 52 and accrued medical claims liability days outstanding at June 30, 2005 were 74. Days sales outstanding in accounts receivable were 50 at December 31, 2004 while accounts payable days outstanding at December 31, 2004 were 63 and accrued medical claims liability days outstanding at December 31, 2004 were 69. The decrease of 4 days sales outstanding from December 31, 2004 to June 30, 2005 was primarily due to a $3.3 million decrease in outstanding accounts receivable which resulted from collection of certain client receivables that had become past due at December 31, 2004.
     The Company generated net income of $7.1 million for the six months ended June 30, 2005 compared to net income of $3.9 million for the six months ended June 30, 2004. The Company had stockholders’ equity of $63.3 million at June 30, 2005 as compared to $55.0 million at December 31, 2004. The Company’s cash and cash equivalents increased to $11.5 million at June 30, 2005 from $7.2 million at December 31, 2004, an increase of $4.3 million. The increase in cash was primarily the result of cash flows from operations.
     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. Cash flows from operating activities during the six months ended June 30, 2005 were $5.0 million, a decrease of $2.0 million from cash flows from operations for the six months ended June 30, 2004 of $7.0 million. The decrease was primarily due to a decrease of $6.3 million in accounts payable offset by a decrease of $3.3 million in outstanding accounts receivable which resulted from collection of certain client receivables that had become past due. Included in the Company’s net loss for the six months ended June 30, 2004 was a cash payment of $5.2 million for the settlement of a Florida legal matter.
     Cash flows used in investing activities were $1.8 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.
     Cash flows provided by financing activities during the six months ended June 30, 2005 were $1.1 million which represent cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan. The Company has no debt outstanding at June 30, 2005.
     Credit Facility
     On October 31, 2002, the Company entered into a new credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matures on October 31, 2005 and includes a $55.0 million revolving credit facility (the “Revolver”) and prior to the third quarter of 2004 also included a $5.0 million term loan (the “Term Loan”).
     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company may have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility is reduced by the amount of each outstanding standby letter of credit. At June 30, 2005, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.
     The CapitalSource Credit Facility is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2005, the Company had no borrowings outstanding under the Revolver and $45.7 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.

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
     The Company was in compliance with these financial covenants as of June 30, 2005.
     The CapitalSource Credit Facility also contains restrictions on the Company with respect to certain types of transactions, including payment of dividends, indebtedness and sales or transfers of assets. On July 25, 2005, the CapitalSource Credit Facility was amended to allow the Company to repurchase shares of its common stock up to an aggregate dollar amount of $30 million.
     The Company’s credit facility with CapitalSource Finance LLC expires on October 31, 2005. As a result, the Company will be required to replace this credit facility during 2005. No assurances can be made that the Company can obtain replacement financing arrangements on terms acceptable to it, or at all.
     Other Financing Transactions
     At June 30, 2005, the Company had standby letters of credit outstanding totaling $4.0 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.
     Contractual Obligations And Commercial Commitments
     As of June 30, 2005, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$815	$3,059	$1,145	$—
Professional and general liability claims	8,800	4,642	2,485	1,421

Total	$9,615	$7,701	$3,630	$1,421

     At June 30, 2005, the Company was contingently liable for $21.7 million of performance bonds. The performance bonds are collateralized by the standby letters of credit discussed above.

     Off-Balance Sheet Transactions
     As of June 30, 2005 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above.
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
     Stock Repurchase Program
     As discussed above in Note 21 of the Company’s condensed consolidated financial statements, on July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over the next 24 months. The timing, prices and size of purchases will depend on the prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash generated from operations and also from funds on hand, including amounts available under the Company’s credit facility. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion.
     Outlook
     The Company believes that cash flow from operating activities, available cash, and available credit under the CapitalSource Credit Facility will continue to enable the Company to meet its contractual obligations and to fund the current level of growth in its operations for the foreseeable future. However, if expanding the Company’s operations requires significant additional financial resources, such as capital expenditures for technology improvements and/or letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new contracts, the Company may need to raise additional capital by expanding the CapitalSource Credit Facility or another credit facility and/or issuing debt or equity. If the Company faces a limited ability to arrange such financing, it may restrict its ability to expand operations.
     In addition, the Company is continuing to evaluate acquisition opportunities both within the corrections industry and outside the corrections industry with healthcare companies that complement the Company’s core competencies in the delivery of healthcare and pharmacy services. If such acquisition opportunities arise, the Company may need to issue additional debt or equity to provide the funding for these growth opportunities. The Company may also issue equity in connection with future acquisitions. No assurances can be made that the Company will be able to issue additional debt or equity on terms that would be acceptable to it.
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
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 of the Company’s condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the six months ended June 30, 2005 for such excess tax deductions was $0.1 million. No amounts were recognized in the Company’s cash flow statement for the six months ended June 30, 2004 as the Company had a deferred tax valuation allowance in that period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the Citibank N.A. prime rate, subject to a minimum stated interest rate; therefore the Company’s cash flow may be affected by changes in the prime rate. A hypothetical 10% change in the underlying interest rate would have had no material effect on interest expense paid under the CapitalSource Credit Facility. Interest expense represents 0.1% and 0.4% of the Company’s revenues, respectively, for the six month periods ended June 30, 2005 and 2004. The Company has no debt outstanding at June 30, 2005.
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
     As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Professional Liability Suit. On July 15, 2005, EMSA Limited Partnership (“EMSA LP”), a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the medical care of the plaintiff while the plaintiff was incarcerated at the Schoharie County, New York and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA LP in 1999. The verdict consisted of an indemnity award of $150,000 to be split among four defendants and an assessment of punitive damages totaling approximately $623,000 against EMSA LP. The Company has accrued its estimated portion of the indemnity award; however, no amounts have been reserved related to the assessment of punitive damages. The Company plans to challenge the assessment of punitive damages in this matter as it believes that the punitive damages in this case are unwarranted and should be overturned under post trial motions or, if necessary, upon appeal. The Company believes it will ultimately be successful in having the award reduced or overturned, however, in the event the Company is not successful in having the award reduced or overturned, the assessment of punitive damages could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
     EMSA lease matter. On July 12, 2004, EMSA Limited Partnership, a limited partnership owned by the Company, received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (wholly owned by Dr. Carlos Vicaria) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA Limited Partnership prior to its acquisition by the Company in 1999. The Company did not acquire this line of business or assume the expired sublease from the seller under the transaction. The Company has, to date, been forced to defend the case as the seller has not yet assumed responsibility. The trial judge has yet to enter the jury’s verdict as a final judgment and the Company has filed a motion for new trial, a motion for remittitur or new trial as to damages, a motion for judgment notwithstanding the verdict, and for judgment in accordance with its previous motion for a directed verdict. The matter currently remains under advisement with the court and the Company will continue to vigorously defend the lawsuit and believes that it will ultimately be successful, through either its post-trial motions or on appeal, in having the verdict award reduced or overturned. However, in the event the Company is not successful at the trial court level or on appeal, or if the Company decides not to appeal an unfavorable verdict, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of June 30, 2005, the Company, after giving consideration to its post-trial motions and appeal rights, estimates that its probable loss related to this matter will be less than the $1.2 million jury verdict amount. The Company’s reserves related to this matter are included in its reserves for all general legal matters, which total approximately $0.8 million as of June 30, 2005. In addition to its rights under post-verdict motions and the potential for appeal, the Company has filed suit against Caremark RX, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the Company does not know whether it will prevail against Caremark. Accordingly, such reimbursement has not been reflected in the Company’s reserve estimate discussed above.
     Other matters. In addition to the matters discussed above, the Company is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2005 and December 31, 2004. The Company is not aware of any material unasserted claims and would not anticipate that potential future claims would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on Wednesday, June 15, 2005.

(b)	Not applicable.

(c)	The results of the vote for election of directors to the Company’s Board of Directors were as follows:

Director	Votes For	Votes Withheld
Michael Catalano	9,165,238	183,197
Michael E. Gallagher	8,856,552	491,883
Carol R. Goldberg	9,049,114	299,321
William D. Eberle	9,083,083	266,352
Burton C. Einspruch, M.D.	9,257,362	91,073
Richard M. Mastaler	8,966,959	381,476
Richard D. Wright	9,112,397	236,038
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

2.1 —	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1 —	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2 —	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.3 —	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1 —	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2 —	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1 —	Amendment No. 3 to Revolving Credit, Term Loan and Security Agreement dated as of October 31, 2002, by and between America Service Group Inc., Prison Health Services, Inc., EMSA Limited Partnership, Prison Health Services Of Indiana, L.L.C., Correctional Health Services, LLC, and Secure Pharmacy Plus, LLC, Capitalsource Finance LLC, (“CapitalSource”), as agent for the Lenders, and CapitalSource and Wells Fargo Foothill, Inc., as Lenders.

11 —	Computation of Per Share Earnings.*

31.1 —	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 18 to the condensed consolidated financial statements in this report.

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

Dated: August 9, 2005