Form 10-Q
period 2005-09-30
AMERICA SERVICE GROUP INC /DE
filed 2006-04-03
CIK 877476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one)
Large Accelerated Filer ☐           Accelerated Filer ☑           Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 10,780,136 shares of common stock, par value $0.01 per share, outstanding as of March 21, 2006.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2005	2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,495	$7,191
Accounts receivable, less allowances of $744 and $162, respectively	89,228	93,242
Inventories	7,389	7,511
Prepaid expenses and other current assets	16,310	17,186
Current deferred tax assets	6,830	10,733

Total current assets	125,252	135,863
Property and equipment, net	5,983	5,357
Goodwill, net	43,813	43,813
Contracts, net	7,573	8,793
Other intangibles, net	903	1,076
Other assets	11,879	12,548

Total assets	$195,403	$207,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,292	$49,786
Accrued medical claims liability	27,817	25,808
Accrued expenses	42,184	48,709
Deferred revenue	4,399	11,869
Loss contract reserve	—	6,062
Revolving credit facility	4,104	—

Total current liabilities	119,796	142,234
Noncurrent portion of accrued expenses	17,588	11,259
Noncurrent deferred tax liabilities	964	1,017

Total liabilities	138,348	154,510

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2005 and December 31, 2004; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at September 30, 2005 and December 31, 2004; 10,752,526 and 10,811,093 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	108	108
Additional paid-in capital	53,892	55,203
Deferred compensation	(258)	(143)
Retained earnings (accumulated deficit)	3,313	(2,228)

Total stockholders’ equity	57,055	52,940

Total liabilities and stockholders’ equity	$195,403	$207,450

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2004 is taken from the audited financial statements (as restated) at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Healthcare revenues	$140,083	$134,784	$413,373	$386,920
Healthcare expenses	135,766	123,204	386,217	352,776

Gross margin	4,317	11,580	27,156	34,144
Selling, general, and administrative expenses	4,566	4,199	13,199	13,080
Discontinued acquisition expenses	207	—	658	—
Audit Committee investigation and related expenses	370	—	370	—
Depreciation and amortization	1,107	933	3,052	2,796
Charge for settlement of Florida legal matter	—	—	—	5,200

Income (loss) from operations	(1,933)	6,448	9,877	13,068
Interest, net	305	530	847	1,573
Late fee income	—	—	249	—

Income (loss) from continuing operations before income tax provision (benefit)	(2,238)	5,918	9,279	11,495
Income tax provision (benefit)	(671)	2,368	3,954	(3,903)

Income (loss) from continuing operations	(1,567)	3,550	5,325	15,398
Income (loss) from discontinued operations, net of taxes	405	(3,469)	215	(10,342)

Net income (loss)	$(1,162)	$81	$5,540	$5,056

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.14)	$0.33	$0.49	$1.44
Income (loss) from discontinued operations, net of taxes	0.03	(0.32)	0.02	(0.97)

Net income (loss)	$(0.11)	$0.01	$0.51	$0.47

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.14)	$0.32	$0.48	$1.40
Income (loss) from discontinued operations, net of taxes	0.03	(0.31)	0.02	(0.94)

Net income (loss)	$(0.11)	$0.01	$0.50	$0.46

Weighted average common shares outstanding:
Basic	10,822,759	10,780,242	10,847,422	10,692,396

Diluted	10,822,759	11,083,849	11,106,649	11,016,674

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Nine months ended
	September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$5,540	$5,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,101	2,938
Finance cost amortization	437	493
Stock option income tax benefits	97	—
Deferred income taxes	3,850	(7,437)
Amortization of deferred compensation	60	—
Increase in reserve for loss contracts	1,295	12,800
Interest on stockholder note receivable	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	4,014	(18,413)
Inventories	122	(934)
Prepaid expenses and other current assets	876	619
Other assets	373	(2,296)
Accounts payable	(8,494)	12,921
Accrued medical claims liability	2,009	8,670
Accrued expenses	(196)	3,832
Deferred revenue	(7,470)	1,535
Loss contract reserve utilization	(7,357)	(4,024)

Net cash provided by (used in) operating activities	(1,743)	15,758

Cash flows from investing activities:
Capital expenditures, net	(2,474)	(1,743)

Net cash used in investing activities	(2,474)	(1,743)

Cash flows from financing activities:
Net borrowings (payments) on line of credit and term loan	4,104	(3,559)
Proceeds from stockholder note receivable	—	50
Share repurchases, net	(2,931)	—
Issuance of common stock, net	600	515
Exercise of stock options	748	1,848

Net cash provided by (used in) financing activities	2,521	(1,146)

Net increase (decrease) in cash and cash equivalents	(1,696)	12,869
Cash and cash equivalents at beginning of period	7,191	1,157

Cash and cash equivalents at end of period	$5,495	$14,026

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of September 30, 2005 and for the quarters and nine months ended September 30, 2005 and 2004 are unaudited, but in the opinion of management, have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and nine month periods presented. The results of operations for the quarters and nine month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Such Annual Report on Form 10-K was filed prior to the filing of this Quarterly Report on Form 10-Q due to delays associated with the Company’s restatement of its consolidated financial statements, as more fully described in Note 3.
2. Description of Business
     The Company provides and/or administers managed healthcare services to correctional facilities under contracts with state and local governments and certain private entities. The health status of inmates impacts the results of operations under such contractual arrangements. In addition to providing and/or administering managed healthcare services, the Company also provides pharmaceutical distribution services through one of its operating subsidiaries, Secure Pharmacy Plus, LLC (“SPP”).
3. Restatement of Financial Statements
Restatement of Financial Statements
     On October 24, 2005, the Company announced that the Audit Committee of its Board of Directors (the “Audit Committee”) had initiated an internal investigation into certain matters related to its subsidiary, SPP. The Company also announced that it would not be able to file its Form 10-Q for the quarter ended September 30, 2005 until the completion of the investigation. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (which was filed on March 31, 2006), on March 15, 2006, the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The restatement reduces previously reported net income for these periods by $2.1 million, in the aggregate, and reduces previously reported retained earnings as of January 1, 2001 by $347,000.
     In addition to the financial impact of the Audit Committee’s investigation findings summarized below, the Company incurred $3.4 million of expenses in the fourth quarter of 2005.

     A summary of the total financial impact of the Audit Committee’s investigation findings for the period from September 2000 to June 2005 is summarized below (in thousands):

Restatement adjustments by category:
Pricing adjustment including interest	$(4,304)
Accruals and reserves	356
Other	(85)

Total adjustments prior to income taxes	(4,033)
Income tax adjustments	1,622

Total adjustments	$(2,411)

     Consistent with the conclusions reached by the Audit Committee, the Company restated, by means of its Form 10-K filing for the year ended December 31, 2005, the audited consolidated financial statements for the years ended December 31, 2003 and 2004, its unaudited selected financial data for the years ended December 31, 2001 and 2002 and certain of its unaudited condensed consolidated financial information for each quarter in 2004 and the first and second quarters of 2005. Previously filed or furnished financial information for such periods should not be relied upon.
     Refer to Item 9A. “Controls and Procedures” of the Company’s 2005 Annual Report for further discussion of the impact of the restatement adjustments on management’s conclusions with respect to controls and procedures, as well as the Company’s remedial measures taken in response to the findings from the Audit Committee investigation. Refer to Item 1. “Business—Significant Developments,” and Item 1A. “Risk Factors” of the Company’s 2005 Annual Report for further discussion of potential legal and other matters which could have a material adverse effect on the Company’s financial condition and results of operations.
     Descriptions of the categories of the restatement adjustments for the periods presented are set forth below.
Pricing Adjustment
     In certain instances, SPP did not charge its customers (including PHS) in accordance with applicable contracts. The Audit Committee’s investigation involved testing the amounts SPP charged for pharmaceuticals against SPP’s purchase invoice cost or the applicable third-party reference price. The Audit Committee’s investigation also estimated rebates received by SPP from manufacturers for the purchase of certain pharmaceuticals, savings that SPP realized in purchasing certain pharmaceuticals from alternative sources (“buy-in savings”), and the dollar amounts of returns to SPP of pharmaceutical products. The Company, in consultation with special pharmaceutical counsel, determined the requirements of each of PHS’ or SPP’s contracts with respect to the pricing of pharmaceuticals sold as well as any contractually required sharing of rebates, savings and credits for returns described above. Applying that information to the results of the testing, the Company then concluded that, in certain instances, SPP charged customers more than SPP’s purchase invoice cost or the applicable third-party reference price. The Company further concluded that SPP failed to properly credit certain customers with discounts, rebates or buy-in savings and, in certain instances, failed to provide customers with contractually required credit for the return of pharmaceutical products. As a result, the Company intends to provide aggregate refunds to affected customers of approximately $3.7 million through June 2005, plus $0.6 million of interest calculated using the applicable federal rate (which ranged from 4% to 9%) during the period covered by the investigation. These amounts represent management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. The ultimate amounts paid could differ from such estimates. The Company also concluded that SPP charged some customers less than should have been charged under applicable contracts relative to SPP’s purchase invoice cost or the applicable third party reference price. Such amounts total approximately $5.9 million from September 2000 to June 2005; however, because collectibility of such amounts is uncertain, these amounts have not been recognized as revenue.
Accruals and Reserves
     The Company determined that accruals and reserves maintained by SPP were not established and utilized in accordance with generally accepted accounting principles as key members of SPP’s senior management inappropriately established and used certain reserves during various periods over the last five years to more closely match SPP’s reported earnings to its budgeted results. The effect of the adjustments related to this matter necessitated by the internal investigation has been determined by the Company to be an increase in previously reported pre-tax income of approximately, $355,000 in the aggregate, since January 1, 2001.
Other
     The Audit Committee’s investigation identified certain other issues, relating to accruals for rebates and inventory valuation, which resulted in changes to the Company’s previously reported financial results. To correct the identified issues, the Company determined that adjustments representing an increase in previously reported pre-tax income of $146,000, in the aggregate, since January 1, 2001 was needed.
Income Tax Adjustments
     Income tax adjustments were recorded to correct the Company’s income tax expense for the impact of the restatement adjustments discussed above.
Reconciliation to Previously Filed Interim Financial Statements
     The following tables present the impact of the restatement adjustments on previously reported net income (loss) for the respective periods presented herein (in thousands):
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)
Quarter Ended June 30, 2005

		Restatement
	As Previously	Related
	Reported (1)	Adjustments	As Restated
Healthcare revenues	$140,029	$(81)	$139,948
Healthcare expenses	128,264	387	128,651

Gross margin	11,765	(468)	11,297
Selling, general, and administrative expenses	4,329	—	4,329
Depreciation and amortization	983	—	983
Discontinued acquisition expenses	451	—	451

Income (loss) from operations	6,002	(468)	5,534
Interest, net	205	60	265
Late fee income	249	—	249

Income (loss) from continuing operations before income tax provision (benefit)	6,046	(528)	5,518
Income tax provision (benefit)	2,419	(206)	2,213

Income (loss) from continuing operations	3,627	(322)	3,305
Income (loss) from discontinued operations, net of taxes	(480)	14	(466)

Net income (loss)	$3,147	$(308)	$2,839

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.33	$(0.03)	$0.30
Income (loss) from discontinued operations, net of taxes	(0.04)	—	(0.04)

Net income (loss)	$0.29	$(0.03)	$0.26

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.33	$(0.03)	$0.30
Income (loss) from discontinued operations, net of taxes (2)	(0.05)	—	(0.04)

Net income (loss) (2)	$0.28	$(0.03)	$0.26

Weighted average common shares outstanding:
Basic	10,873,100	10,873,100	10,873,100

Diluted	11,123,438	10,873,100	11,123,438

(1)	Certain amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144.

(2)	Does not sum due to rounding.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)
Quarter Ended March 31, 2005

		Restatement
	As Previously	Related
	Reported (1)	Adjustments	As Restated
Healthcare revenues	$133,379	$(37)	$133,342
Healthcare expenses	121,805	(5)	121,800

Gross margin	11,574	(32)	11,542
Selling, general, and administrative expenses	4,304	—	4,304
Depreciation and amortization	962	—	962

Income (loss) from operations	6,308	(32)	6,276
Interest, net	228	49	277

Income (loss) from continuing operations before income tax provision (benefit)	6,080	(81)	5,999
Income tax provision (benefit)	2,442	(30)	2,412

Income (loss) from continuing operations	3,638	(51)	3,587
Income from discontinued operations, net of taxes	275	1	276

Net income (loss)	$3,913	$(50)	$3,863

Net income (loss) per common share — basic:
Income (loss) from continuing operations (2)	$0.34	$—	$0.33
Income from discontinued operations, net of taxes (2)	0.02	—	0.03

Net income (loss)	$0.36	$—	$0.36

Net income (loss) per common share — diluted:
Income (loss) from continuing operations (2)	$0.33	$—	$0.32
Income from discontinued operations, net of taxes (2)	0.02	—	0.03

Net income (loss)	$0.35	$—	$0.35

Weighted average common shares outstanding:
Basic	10,846,671	10,846,671	10,846,671

Diluted	11,161,051	11,161,051	11,161,051

(1)	Certain amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144.

(2)	Does not sum due to rounding.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)
Quarter Ended September 30, 2004

		Restatement
	As Previously	Related
	Reported (1)	Adjustments	As Restated
Healthcare revenues	$134,833	$(49)	$134,784
Healthcare expenses	122,937	267	123,204

Gross margin	11,896	(316)	11,580
Selling, general, and administrative expenses	4,199	—	4,199
Depreciation and amortization	933	—	933

Income (loss) from operations	6,764	(316)	6,448
Interest, net	493	37	530

Income (loss) from continuing operations before income tax provision (benefit)	6,271	(353)	5,918
Income tax provision (benefit)	2,508	(140)	2,368

Income (loss) from continuing operations	3,763	(213)	3,550
Income (loss) from discontinued operations, net of taxes	(3,470)	1	(3,469)

Net income (loss)	$293	$(212)	$81

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.35	$(0.02)	$0.33
Income (loss) from discontinued operations, net of taxes	(0.32)	—	(0.32)

Net income (loss)	$0.03	$(0.02)	$0.01

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.34	$(0.02)	$0.32
Income (loss) from discontinued operations, net of taxes	(0.31)	—	(0.31)

Net income (loss)	$0.03	$(0.02)	$0.01

Weighted average common shares outstanding:
Basic	10,780,242	10,780,242	10,780,242

Diluted	11,083,849	11,083,849	11,083,849

(1)	Certain amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)
Quarter Ended June 30, 2004

		Restatement
	As Previously	Related
	Reported (1)	Adjustments	As Restated
Healthcare revenues	$128,746	$(2)	$128,744
Healthcare expenses	116,680	50	116,730

Gross margin	12,066	(52)	12,014
Selling, general, and administrative expenses	4,465	—	4,465
Depreciation and amortization	940	—	940

Income (loss) from operations	6,661	(52)	6,609
Interest, net	453	44	497

Income (loss) from continuing operations before income tax benefit	6,208	(96)	6,112
Income tax benefit	(5,329)	(1,294)	(6,623)

Income from continuing operations	11,537	1,198	12,735
Income (loss) from discontinued operations, net of taxes	(7,234)	—	(7,234)

Net income	$4,303	$1,198	$5,501

Net income per common share — basic:
Income from continuing operations	$1.08	$0.11	$1.19
Income (loss) from discontinued operations, net of taxes	(0.68)	—	(0.68)

Net income	$0.40	$0.11	$0.51

Net income per common share — diluted:
Income from continuing operations (2)	$1.05	$0.11	$1.15
Income (loss) from discontinued operations, net of taxes (2)	(0.66)	—	(0.65)

Net income	$0.39	$0.11	$0.50

Weighted average common shares outstanding:
Basic	10,692,357	10,692,357	10,692,357

Diluted	11,034,272	11,034,272	11,034,272

(1)	Certain amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144.

(2)	Does not sum due to rounding.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)
Quarter Ended March 31, 2004

		Restatement
	As Previously	Related
	Reported (1)	Adjustments	As Restated
Healthcare revenues	$123,646	$(254)	$123,392
Healthcare expenses	112,961	(119)	112,842

Gross margin	10,685	(135)	10,550
Selling, general, and administrative expenses	4,416	—	4,416
Depreciation and amortization	923	—	923
Charge for settlement of Florida legal matter	5,200	—	5,200

Income (loss) from operations	146	(135)	11
Interest, net	511	35	546

Loss from continuing operations before income tax provision	(365)	(170)	(535)
Income tax provision	352	—	352

Loss from continuing operations	(717)	(170)	(887)
Income from discontinued operations, net of taxes	359	2	361

Net loss	$(358)	$(168)	$(526)

Net loss per common share — basic:
Loss from continuing operations (2)	$(0.07)	$(0.02)	$(0.08)
Income from discontinued operations, net of taxes (2)	0.04	—	0.03

Net loss	$(0.03)	$(0.02)	$(0.05)

Net loss per common share — diluted:
Loss from continuing operations (2)	$(0.07)	$(0.02)	$(0.08)
Income from discontinued operations, net of taxes (2)	0.04	—	0.03

Net loss	$(0.03)	$(0.02)	$(0.05)

Weighted average common shares outstanding:
Basic	10,603,625	10,603,625	10,603,625

Diluted	10,603,625	10,603,625	10,603,625

(1)	Certain amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144.

(2)	Does not sum due to rounding.

CONSOLIDATED BALANCE SHEET
December 31, 2004
(shown in 000’s except share and per share amounts)

		Restatement
	As Previously	Related
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,191	$—	$7,191
Accounts receivable: healthcare and other, less allowances of $162	93,111	131	93,242
Inventories	7,639	(128)	7,511
Prepaid expenses and other current assets	17,186	—	17,186
Current deferred tax assets	9,349	1,384	10,733

Total current assets	134,476	1,387	135,863
Property and equipment, net	5,356	1	5,357
Goodwill, net	43,896	(83)	43,813
Contracts, net	8,793	—	8,793
Other intangibles, net	1,076	—	1,076
Other assets	12,548	—	12,548

Total assets	$206,145	$1,305	$207,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,786	$—	$49,786
Accrued medical claims liability	25,808	—	25,808
Accrued expenses	45,351	3,358	48,709
Deferred revenue	11,869	—	11,869
Loss contract reserve	6,062	—	6,062

Total current liabilities	138,876	3,358	142,234
Noncurrent portion of payables and accrued expenses	11,259	—	11,259
Noncurrent deferred tax liabilities	1,017	—	1,017

Total liabilities	151,152	3,358	154,510

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,811,093 shares issued and outstanding	108	—	108
Additional paid-in capital	55,203	—	55,203
Deferred compensation	(143)	—	(143)
Accumulated deficit	(175)	(2,053)	(2,228)

Total stockholders’ equity	54,993	(2,053)	52,940

Total liabilities and stockholders’ equity	$206,145	$1,305	$207,450

CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004
(shown in 000’s)

		Restatement
	As Previously	Related
	Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net income	$4,238	$818	$5,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,938	—	2,938
Finance cost amortization	493	—	493
Deferred income taxes	(6,002)	(1,435)	(7,437)
Increase in loss contract reserve	12,800	—	12,800
Interest on stockholder note receivable	(2)	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,509)	96	(18,413)
Inventories	(850)	(84)	(934)
Prepaid expenses and other current assets	619	—	619
Other assets	(2,299)	3	(2,296)
Accounts payable	12,921	—	12,921
Accrued medical claims liability	8,670	—	8,670
Accrued expenses	3,230	602	3,832
Deferred revenue	1,535	—	1,535
Loss contract reserve utilization	(4,024)	—	(4,024)

Net cash provided by operating activities	15,758	—	15,758

Cash Flows from Investing Activities
Capital expenditures, net	(1,743)	—	(1,743)

Net cash used in investing activities	(1,743)	—	(1,743)

Cash Flows from Financing Activities
Net payments on line of credit and term loan	(3,559)	—	(3,559)
Proceeds from stockholder note receivable	50	—	50
Issuance of common stock, net	515	—	515
Exercise of stock options	1,848	—	1,848

Net cash used in financing activities	(1,146)	—	(1,146)

Net increase in cash and cash equivalents	12,869	—	12,869
Cash and cash equivalents at beginning of year	1,157	—	1,157

Cash and cash equivalents at end of year	$14,026	$—	$14,026

4. Recently Issued Accounting Pronouncements
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
     SFAS No. 123(R) must be adopted for all fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) effective January 1, 2006.
     SFAS No. 123(R) permits the Company to adopt its requirements using one of two methods, a modified prospective method or a modified retrospective method. When applying the modified prospective method, compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits the Company to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either all prior periods presented or prior interim periods of the year of adoption. The Company will adopt SFAS No. 123(R) using the modified prospective method.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 6. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the nine months ended September 30, 2005 for such excess tax deductions was $0.1 million. No amounts were recognized in the Company’s cash flow statement for the nine months ended September 30, 2004.
5. Settlement of Florida Legal Matter
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
6. Stock Options
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

	2005	2004
Volatility	0.85	0.84
Interest rate	3-4%	3-4%
Expected life (years)	4.5	4.0
Dividend yields	0.0%	0.0%

     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the quarters and nine months ended September 30, 2005 and 2004 (in thousands except per share data):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Income (loss) from continuing operations as reported	$(1,567)	$3,550	$5,325	$15,398
Add: Stock based compensation expense included in reported net income, net of taxes	17	—	36	—
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	(802)	(540)	(1,695)	(1,006)

Pro forma income (loss) from continuing operations	(2,352)	3,010	3,666	14,392
Income (loss) from discontinued operations, net of taxes	405	(3,469)	215	(10,342)

Pro forma net income (loss) attributable to common shares	$(1,947)	$(459)	$3,881	$4,050

As reported net income (loss) per common share — basic:
As reported income (loss) from continuing operations	$(0.14)	$0.33	$0.49	$1.44
As reported income (loss) from discontinued operations, net of taxes	0.03	(0.32)	0.02	(0.97)

As reported net income (loss)	$(0.11)	$0.01	$0.51	$0.47

Pro forma net income (loss) per common share — basic:
Pro forma income from continuing operations	$(0.21)	$0.28	$0.34	$1.35
Pro forma income (loss) from discontinued operations	0.03	(0.32)	0.02	(0.97)

Pro forma net income (loss)	$(0.18)	$(0.04)	$0.36	$0.38

As reported net income (loss) per common share — diluted:
As reported income (loss) from continuing operations	$(0.14)	$0.32	$0.48	$1.40
As reported income (loss) from discontinued operations, net of taxes	0.03	(0.31)	0.02	(0.94)

As reported net income (loss)	$(0.11)	$0.01	$0.50	$0.46

Pro forma net income (loss) per common share — diluted:
Pro forma income from continuing operations	$(0.21)	$0.27	$0.33	$1.31
Pro forma income (loss) from discontinued operations	0.03	(0.31)	0.02	(0.94)

Pro forma net income (loss)	$(0.18)	$(0.04)	$0.35	$0.37

     The resulting pro forma disclosures may not be representative of that to be expected in future years. For periods prior to July 1, 2004, the above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during those periods. The weighted average fair value of options granted during the nine months ended September 30, 2005, as determined under the fair value provisions of SFAS No. 123, is $13.01. No options were issued during the quarter ended September 30, 2005. The weighted average fair value of options granted during the quarter and nine months ended September 30, 2004, as determined under the fair value provisions of SFAS No. 123, is $15.44 and $14.63, respectively.
7. Discontinued Operations
     Pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), each of the Company’s correctional healthcare services contracts is a component of an entity whose operations can be distinguished from the rest of the Company. Therefore, when a correctional healthcare services contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period condensed consolidated statements of operations have been reclassified.

     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Healthcare revenues	$14,224	$44,739	$86,187	$133,316
Healthcare expenses	13,520	44,480	84,469	133,005
Increase in reserve for loss contracts	—	6,000	1,295	12,800

Gross margin	704	(5,741)	423	(12,489)
Depreciation and amortization	7	40	49	141
Interest, net	9	2	14	6

Income (loss) from discontinued operations before taxes	688	(5,783)	360	(12,636)
Income tax provision (benefit)	283	(2,314)	145	(2,294)

Income (loss) from discontinued operations, net of taxes	$405	$(3,469)	$215	$(10,342)

8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
		(Restated)
Billed accounts receivable	$51,391	$60,822
Unbilled accounts receivable	38,235	31,723
Other accounts receivable	346	859

	89,972	93,404
Less: Allowances	(744)	(162)

	$89,228	$93,242

     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at September 30, 2005 and December 31, 2004, due to provisions within the contracts governing the timing for billing such amounts. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $1.9 million in unbilled receivables at September 30, 2005 which grew to approximately $7.0 million at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of March 24, 2006, approximately $2.4 million of payments have been received related to these amounts. In addition, as a result of the investigation, collection of billed receivables at SPP has been slower than normal resulting in an increase in past due balances. At December 31, 2005, SPP has approximately $1.3 million in billed receivables that are over 61 days past due. The Company has recorded no reserves related to these amounts, as it believes that the amounts represent valid receivables that will be collected now that the Audit Committee’s investigation of matters at SPP has been concluded.
     In addition to the SPP receivables discussed above, at September 30, 2005, the Company has approximately $4.6 million of billed receivables due from former clients which remain uncollected as of December 31, 2005, approximately $1.7 million of this amount is due from clients whose contracts expired prior to December 31, 2004. In addition to the billed receivables due from former clients at September 30, 2005, the Company also has approximately $6.1 million of unbilled receivables related to former clients which represent aggregate pool receivable amounts which remain unbillable at December 31, 2005 based on stated contract terms. Approximately $4.8 million of this unbilled receivable amount relates to three clients whose contracts expired prior to December 31, 2004. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of collectibility related to these receivables.
     In addition to the receivables discussed above, the Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where its concludes that a loss from such disputes is probable. At September 30, 2005, the Company is involved in a dispute with one client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $600,000 of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.

     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above there is a heightened risk of collectibility related to each of these circumstances which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the receivables discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Prepaid insurance	$9,949	$10,979
Prepaid cash deposits for estimated professional liability claims losses	5,900	5,700
Prepaid performance bonds	69	230
Prepaid other	392	277

	$16,310	$17,186

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	September 30,	December 31,	Estimated
	2005	2004	Useful Lives
		(Restated)
Leasehold improvements	$1,230	$1,200	5 years
Equipment and furniture	9,257	8,519	5 years
Computer software	3,280	1,436	3-5 years
Medical equipment	2,543	2,560	5 years
Automobiles	63	32	5 years
Management information systems under development	381	1,076	—

	16,754	14,823
Less: Accumulated depreciation	(10,771)	(9,466)

	$5,983	$5,357

     Depreciation expense for the quarters ended September 30, 2005 and 2004 was approximately $649,000 and $516,000, respectively. Depreciation expense for the nine months ended September 30, 2005 and 2004 was approximately $1.7 million and $1.6 million, respectively.
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

11. Other Assets
     Other assets are comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Deferred financing costs	$1,699	$1,695
Less: Accumulated amortization	(1,649)	(1,212)

	50	483
Prepaid cash deposits for estimated professional liability claims losses	7,705	4,674
Excess deposits for professional liability claims	4,055	7,321
Other refundable deposits	69	70

	$11,879	$12,548

12. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(8,297)	(7,077)

	$7,573	$8,793

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,497)	(1,324)

	$903	$1,076

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2005 is $464,000 and for each of the next four years is $1.9 million, $1.9 million, $1.9 million and $354,000.
13. Accounts Payable and Accrued Expenses
     Accounts payable consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Trade payables	$41,292	$48,095
Payable to Health Cost Solutions, Inc.	—	1,691

	$41,292	$49,786

     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
		(Restated)
Salaries and employee benefits	$18,852	$20,461
Professional liability claims	24,189	18,659
Accrued workers’ compensation claims	6,163	6,557
Other	10,568	14,291

	59,772	59,968
Less: Noncurrent portion of professional liability claims	(17,588)	(11,259)

	$42,184	$48,709

14. Reserve for Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its fixed price contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases.
     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (the “Maryland DPS”) historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000 to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the consumer price index.
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on September 30, 2005. This increase in the reserve for loss contracts is reflected as a component of loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.
     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May 2004, losses once again increased in September 2004, driven primarily by off-site medical costs.
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 2005. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. A fundamental assumption of the $6.0 million increase in loss contract reserve was that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005, resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This pre-tax loss contract charge of $1.3 million is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. On June 30, 2005, the Company’s contract with the Maryland DPS expired.
     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. If this happens, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the nine month period ended September 30, 2005, this contract had a loss of approximately $150,000 on revenues of $2.4 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $7.4 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively. The amounts charged against the loss contract reserve during 2005 and 2004 represent losses associated with the Maryland DPS contract and the County contract.
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
15. Banking Arrangements
     On September 30, 2005, the Company’s debt consisted of a $55.0 million revolving credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matured on October 31, 2005 and prior to the third quarter of 2004 also included a $5.0 million term loan (the “Term Loan”).
     During the third quarter of 2004, the Company prepaid the remaining balance of $2.1 million and retired its Term Loan which was set to mature on October 31, 2005. In conjunction with the retirement of the Term Loan, the Company paid a $0.1 million loan fee which was due upon maturity.
     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company was allowed to have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility was reduced by the amount of each outstanding standby letter of credit. At September 30, 2005, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.
     The CapitalSource Credit Facility was secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2005, the Company had borrowings outstanding under the revolving credit facility totaling $4.1 million and $40.5 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.
     The CapitalSource Credit Facility matured and on October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Finance LLC

(“Lender”) upon the maturity of the CapitalSource Credit Facility. The Credit Agreement was subsequently amended on March 14, 2006 to amend debt covenant requirements with which the Company would not have been in compliance at December 31, 2005. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $10.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million through October 31, 2006, $10.0 million from November 1, 2006 to October 31, 2007 and $7.5 million from November 1, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month less a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 5.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.
16. Income Taxes
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

     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $6.6 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At September 30, 2005, the Company’s valuation allowance of approximately $0.3 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions will be challenged and a risk exists that the Company’s positions will not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations in future periods. The Company’s tax contingency accruals are reflected as a component of accrued liabilities.
17. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $24.2 and $18.7 million at September 30, 2005 and December 31, 2004, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2005 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.
18. Commitments and Contingencies
Catastrophic Limits
     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $300,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lessor of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers. The policy has an aggregate maximum benefit over the life of the policy of $3.0 million.
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. The Company will vigorously defend the appeal. If the company is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company is appealing the underlying indemnity award against EMSA. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. As of September 30, 2005, the Company has no reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of September 30, 2005, the Company has no reserves associated with this proceeding. CHRS has filed a Notice of Appeal in the Florida Third District Court of Appeal. EMSA will vigorously defend the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
     In addition, the Company has filed suit against Caremark RX, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the trial court has stayed all proceedings until final resolution of the above referenced CHRS matter is reached. Accordingly, the Company does not know whether it will prevail against Caremark.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. The Company believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2005, the Company has no reserves associated with this proceeding.
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2005. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At September 30, 2005, the Company had outstanding performance bonds totaling approximately $17.9 million. These performance bonds are collateralized by letters of credit totaling $4.0 million (see Note 15).
19. Net Income (Loss) Per Share
     Net income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and nine months ended September 30, 2005 and 2004 (dollars in thousands, except share and per share amounts).

	Quarter ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Income (loss) from continuing operations	$(1,567)	$3,550	$5,325	$15,398
Income (loss) from discontinued operations, net of taxes	405	(3,469)	215	(10,342)

Numerator for basic and diluted net income (loss)	$(1,162)	$81	$5,540	$5,056

Denominator:
Denominator for basic net income per share — weighted average shares	10,822,759	10,780,242	10,847,422	10,692,396
Effect of dilutive securities:
Employee stock options	—	303,607	259,227	324,278

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	10,822,759	11,083,849	11,106,649	11,016,674

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.14)	$0.33	$0.49	$1.44
Income (loss) from discontinued operations, net of taxes	0.03	(0.32)	0.02	(0.97)

Net income (loss)	$(0.11)	$0.01	$0.51	$0.47

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.14)	$0.32	$0.48	$1.40
Income (loss) from discontinued operations, net of taxes	0.03	(0.31)	0.02	(0.94)

Net income (loss)	$(0.11)	$0.01	$0.50	$0.46

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Options excluded from computation of diluted income per share as effect would be anti-dilutive	836,212	22,500	474,975	7,500

Weighted average exercise price of excluded options	$22.17	$24.67	$22.76	$24.67

20. Comprehensive Income
     For the quarters and nine months ended September 30, 2005 and 2004, the Company’s comprehensive income (loss) was equal to net income (loss).

21. Segment Data
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
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended September 30, 2005:
Healthcare revenues	$133,304	$19,646	$(12,867)	$140,083
Healthcare expenses	128,723	19,910	(12,867)	135,766

Gross margin	$4,581	$(264)	$—	$4,317

Depreciation and amortization expense	$750	$357	$—	$1,107

Quarter ended September 30, 2004 (Restated):
Healthcare revenues	$123,150	$23,118	$(11,484)	$134,784
Healthcare expenses	112,623	22,065	(11,484)	123,204

Gross margin	$10,527	$1,053	$—	$11,580

Depreciation and amortization expense	$694	$239	$—	$933

Nine months ended September 30, 2005:
Healthcare revenues	$384,284	$65,400	$(36,311)	$413,373
Healthcare expenses	359,146	63,382	(36,311)	386,217

Gross margin	$25,138	$2,018	$—	$27,156

Depreciation and amortization expense	$2,190	$862	$—	$3,052

Nine months ended September 30, 2004 (Restated):
Healthcare revenues	$355,879	$62,742	$(31,701)	$386,920
Healthcare expenses	325,306	59,171	(31,701)	352,776

Gross margin	$30,573	$3,571	$—	$34,144

Depreciation and amortization expense	$2,085	$711	$—	$2,796

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of September 30, 2005:
Inventories	$4,005	$3,384	$7,389

Property and equipment, net	$3,199	$2,784	$5,983

Goodwill, net	$40,771	$3,042	$43,813

Total assets	$181,692	$13,711	$195,403

As of December 31, 2004 (Restated):
Inventories	$4,410	$3,101	$7,511

Property and equipment, net	$3,118	$2,239	$5,357

Goodwill, net	$40,771	$3,042	$43,813

Total assets	$190,323	$17,127	$207,450

22. Share Repurchases
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. Under the stock repurchase program, no shares shall be repurchased directly from officers or directors of the Company and the common stock repurchased shall be retired. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of September 30, 2005, the Company has repurchased and retired a total of 149,100 common shares at an aggregate cost of approximately $3.0 million.
23. Related Party Transaction
     On April 22, 2005, the Company entered into a consulting agreement with healthprojects, LLC, a company that is 100% owned by Richard D. Wright, the former Vice Chairman of Operations of the Company and a member of the Company’s Board of Directors. Through the nine months ended September 30, 2005 the Company paid approximately $49,000 to healthprojects, LLC. The agreement was terminated as of September 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and is also a distributor of pharmaceuticals and medical supplies. As of October 1, 2005, the Company provided and/or administered managed healthcare and/or pharmaceutical distribution services under 107 contracts to approximately 223,884 inmates at over 300 sites in 35 states.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans but actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include, among other things, the following:
•	the risk that government entities (including the Company’s government customers) may bring enforcement actions against, or impose penalties on, the company or its subsidiaries as a result of the matters investigated by the Audit Committee or the restatement of the company’s financial results;

•	the risk that the Company may be subject to shareholder litigation as a result of the matters investigated by the Audit Committee or the restatement of the Company’s financial results;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable;

•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity regarding the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to comply with government regulations and/or orders of judicial authorities;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the outcome of pending litigation;

•	the Company’s dependence on key personnel; and

•	the Company’s determination whether to repurchase shares under the stock repurchase program.
     In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (which was filed on March 31, 2006) under the heading “Item 1A. Risk Factors”. Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Restatement of Financial Statements
     On October 24, 2005, the Company announced that the Audit Committee of its Board of Directors had initiated an internal investigation into certain matters related to its subsidiary, SPP. The Company also announced that it would not be able to file the Form 10-Q for the quarter ended September 30, 2005 until the completion of the investigation. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (which was filed on March 31, 2006), on March 15, 2006, the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The restatement reduces previously reported net income for these periods by $2.1 million, in the aggregate, and reduces previously reported retained earnings as of January 1, 2001 by $347,000.
     Consistent with the conclusions reached by the Audit Committee, the Company restated, by means of its Form 10-K filing for the year ended December 31, 2005, the audited consolidated financial statements for the years ended December 31, 2003 and 2004, its unaudited selected financial data for the years ended December 31, 2001 and 2002 and certain of its unaudited condensed consolidated financial information for each quarter in 2004 and the first and second quarters of 2005. Previously filed or furnished financial information for such periods should not be relied upon. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion.
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
•	revenue and cost recognition (including the estimated cost of off-site medical claims);

•	allowance for doubtful accounts;

•	loss contracts;

•	professional and general liability self-insurance retention;

•	other self-funded insurance reserves;

•	legal contingencies;

•	impairment of intangible assets and goodwill; and

•	income taxes.
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
     Revenues are calculated based on the specific contract terms and fall into one of three general categories: fixed fee, population based, or cost plus a fee. For fixed fee contracts, revenues are recorded based on fixed monthly amounts established in the service contract irrespective of inmate population. Revenues for population-based contracts are calculated either on a fixed fee that is subsequently adjusted using a per diem rate for variances in the inmate population from predetermined population levels or by a per diem rate multiplied by the average inmate population for the period of service. For cost plus a fee contracts, revenues are calculated based on actual expenses incurred during the service period plus a contractual fee.
     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools for off-site expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues that would be due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
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
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing and/or administering the managed care including the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided, administered or contracted for are recognized in the period in which they are provided and/or administered based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. An actuarial analysis is also prepared at least quarterly by an independent actuary to evaluate the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay.
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
Allowance for Doubtful Accounts
     Accounts receivable are stated at estimated net realizable value. The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are established based on a variety of factors, including the length of time receivables are past due, significant one-time events, discussions with clients and historical experience. If circumstances change, estimates of the recoverability of receivables would be further adjusted and such adjustments could have a material adverse effect on the Company’s results of operations in the period in which they are recorded.
     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at September 30, 2005 and December 31, 2004, due to provisions within the contracts governing the timing for billing such amounts. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $1.9 million in unbilled receivables at September 30, 2005 which grew to approximately $7.0 million at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of March 24, 2006, approximately $2.4 million of payments have been received related to these amounts. In addition, as a result of the investigation, collection of billed receivables at SPP has been slower than normal resulting in an increase in past due balances. At December 31, 2005, SPP has approximately $1.3 million in billed receivables that are over 61 days past due. The Company has recorded no reserves related to these amounts, as it believes that the amounts represent valid receivables that will be collected now that the Audit Committee’s investigation of matters at SPP has been concluded.
     In addition to the SPP receivables discussed above, at September 30, 2005, the Company has approximately $4.6 million of billed receivables due from former clients which remain uncollected as of December 31, 2005, approximately $1.7 million of this amount is due from clients whose contracts expired prior to December 31, 2004. In addition to the billed receivables due from former clients at September 30, 2005, the Company also has approximately $6.1 million of unbilled receivables related to former clients which represent aggregate pool receivable amounts which remain unbillable at December 31, 2005 based on stated contract terms. Approximately $4.8 million of this unbilled receivable amount relates to three clients whose contracts expired prior to December 31, 2004. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of collectibility related to these receivables.

     In addition to the receivables discussed above, the Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where its concludes that a loss from such disputes is probable. At September 30, 2005, the Company is involved in a dispute with one client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $600,000 of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above there is a heightened risk of collectibility related to each of these circumstances which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the receivables discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, projected future stop-loss insurance recoveries and each contract’s specific terms related to future revenue increases as compared to increased healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and management’s estimate of future cost increases. These estimates are subject to the same adverse fluctuations and future claims experience as previously noted.
     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“the Maryland DPS”) historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the consumer price index.
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.
     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May 2004, losses once again increased in September 2004, driven primarily by off-site medical costs.

     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 2005. This increase to the loss contract reserve is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. A fundamental assumption of the $6.0 million increase in loss reserve is that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005 resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This pre-tax loss contract charge of $1.3 million is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. On June 30, 2005, the Company’s contract with the Maryland DPS expired.
     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. If this happens, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the nine month period ended September 30, 2005, this contract had a loss of approximately $150,000 on revenues of $2.4 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $7.4 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively. The amounts charged against the loss contract reserve during 2005 and 2004 represent losses associated with the Maryland DPS contract and the County contract.
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

Professional and General Liability Self-Insurance Retention
     As a healthcare provider, the Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services with the attendant risk of substantial damage awards, or court endorsed non-monetary relief such as, changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals with whom it contracts. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents.
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. However, the Company is effectively self-insured resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002, 2003, 2004 and 2005. For 2002, 2003, 2004 and 2005, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. The Company’s ultimate premium for its 2002, 2003, 2004 and 2005 policies will depend on the final incurred losses related to each of these separate policy periods. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves recommended by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.
     Given the fact that many claims are not brought during the year of occurrence, in addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by an independent actuarial analysis, which is obtained on a quarterly basis.
     At September 30, 2005, the Company’s reserves for known and incurred but not reported medical malpractice claims totaled $24.2 million. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meets its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At September 30, 2005, the Company had approximately $7.8 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserves. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above and such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur. Future changes to the Company’s estimates of required reserves for medical malpractice liability, such as those described above, could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.

Legal Contingencies
     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. When estimable, the Company accrues an estimate of the probable costs for the resolution of these claims. Such estimates are developed in consultation with outside counsel handling the Company’s defense in these matters and are based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe any of these current proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation. See discussion of certain outstanding legal matters in Part II – Item 1 “Legal Proceedings”.
Impairment of Intangible Assets and Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2004. Based on the results of this annual review, management determined that goodwill was not impaired as of December 31, 2004. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (which was filed on March 31, 2006), the Company has also performed its annual review as of December 31, 2005. Based on the results of this annual review, management determined that goodwill was not impaired as of December 31, 2005. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $6.6 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At September 30, 2005, the Company’s valuation allowance of approximately $0.3 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions will be challenged and a risk exists that the Company’s positions will not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations in future periods. The Company’s tax contingency accruals are reflected as a component of accrued liabilities.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the condensed consolidated statements of operations.

	Quarter ended		Nine months ended
	September 30,		September 30,
Percentage of Healthcare Revenues	2005	2004	2005	2004
		(Restated)		(Restated)
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	96.9	91.4	93.4	91.2

Gross margin	3.1	8.6	6.6	8.8
Selling, general and administrative expenses	3.3	3.1	3.2	3.4
Discontinued acquisition expenses	0.1	—	0.2	—
Audit Committee investigation and related expenses	0.3	—	0.1	—
Depreciation and amortization	0.8	0.7	0.7	0.7
Charge for settlement of Florida legal matter	—	—	—	1.3

Income (loss) from operations	(1.4)	4.8	2.4	3.4
Interest, net	0.2	0.4	0.2	0.4
Late fee income	—	—	—	—

Income (loss) from continuing operations before income tax provision (benefit)	(1.6)	4.4	2.2	3.0
Income tax provision (benefit)	(0.5)	1.8	0.9	(1.0)

Income (loss) from continuing operations	(1.1)	2.6	1.3	4.0
Income (loss) from discontinued operations, net of taxes	0.3	(2.5)	—	(2.7)

Net income (loss)	(0.8)%	0.1%	1.3%	1.3%

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004 (Restated)
     Healthcare revenues. Healthcare revenues for the quarter ended September 30, 2005 increased $5.3 million, or 3.9%, from $134.8 million for the quarter ended September 30, 2004 to $140.1 million for the quarter ended September 30, 2005. Healthcare revenues in 2005 included $8.6 million of revenue growth resulting from correctional healthcare services contracts added in 2004 and 2005 through marketing activities. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond September 30, 2005 experienced revenue growth of 1.2% consisting of additional revenue of $1.5 million during the third quarter of 2005 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $4.8 million primarily due to the loss of two distribution customers in June 2005. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended September 30, 2005 increased $12.6 million, or 10.2%, from $123.2 million for the quarter ended September 30, 2004 to $135.8 million for the quarter ended September 30, 2005. Expenses related to new correctional healthcare services contracts added in 2004 and 2005 through marketing activities accounted for $8.2 million of the increase. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond September 30, 2005 accounted for $8.0 million of the increase during the third quarter of 2005 as a result of increases in the levels of staff and staff compensation, increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts and increases in medical malpractice expenses. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $3.6 million as a result of the decrease in SPP pharmaceutical distribution revenue.
     As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there was no negative operating margin related to the Company’s loss contracts classified as continuing operations charged against the loss contract reserve during the quarter ended September 30, 2005. Approximately $33,000 in negative operating margin related to the Company’s loss contract classified as continuing operations was charged against the loss contract reserve during the quarter ended September 30, 2004. This negative operating margin is related to the Company’s contract to provide services to a county jail in Baltimore County, Maryland (the “County”). The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successfull in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. If this happens, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the nine month period ended September 30, 2005, this contract had a loss of approximately $150,000 on revenues of $2.4 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.6 million, or 3.3% of healthcare revenues, for the quarter ended September 30, 2005 as compared to $4.2 million, or 3.1% of healthcare revenues, for the quarter ended September 30, 2004. As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there            were no overhead costs associated with the Company’s loss contracts charged against the loss contract reserve during the quarter ended September 30, 2005. Approximately $0.3 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the quarter ended September 30, 2004.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.2 million, or 0.1% of healthcare revenues, for the quarter ended September 30, 2005. There were no discontinued acquisition expenses incurred in the quarter ended September 30, 2004. The discontinued acquisition expenses incurred in the quarter ended September 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.4 million, or 0.3% of healthcare revenues, for the quarter ended September 30, 2005. There were no Audit Committee investigation and related expenses incurred in the quarter ended September 30, 2004. The Audit Committee investigation and related expenses incurred in the quarter ended September 30, 2005 related to an internal investigation conducted by the Audit Committee primarily to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable client terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles. See Note 3 of the Company’s condensed consolidated financial statements for further discussion of the Audit Committee investigation.
     Depreciation and amortization. Depreciation and amortization expense for each of the quarter ended September 30, 2005 and 2004 was $1.1 million and $0.9 million, respectively.
     Interest, net. Net interest expense decreased to $0.3 million, or 0.2% of healthcare revenues, for the quarter ended September 30, 2005 from $0.5 million, or 0.4% of healthcare revenues, for the quarter ended September 30, 2004. This decrease is primarily the result of a reduction in average borrowings outstanding.
     Income tax provision (benefit). The income tax benefit for the quarter ended September 30, 2005 was $0.7 million or 0.5% of healthcare revenues as compared with a provision for income taxes of $2.4 million or 1.8% of healthcare revenues for the quarter ended September 30, 2004.
     Income (loss) from continuing operations. The loss from continuing operations for the quarter ended September 30, 2005 was $1.6 million, as compared with income from continuing operations of $3.6 million for the quarter ended September 30, 2004 as a result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, for the quarter ended September 30, 2005 was $0.4 million as compared with a loss from discontinued operations, net of taxes, of $3.5 million for the quarter ended September 30, 2004. Income (loss) from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144. As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there was no negative operating margin related to the Company’s loss contracts classified as discontinued operations charged against the loss contract reserve during the quarter ended September 30, 2005. Approximately $2.2 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the quarter ended September 30, 2004.
     Net income (loss). The net loss for the quarter ended September 30, 2005 was $1.2 million as compared with net income of $0.1 million for the quarter ended September 30, 2004 as the result of the factors discussed above.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (Restated)
     Healthcare revenues. Healthcare revenues for the nine months ended September 30, 2005 increased $26.5 million, or 6.8%, from $386.9 million for the nine months ended September 30, 2004 to $413.4 million for the nine months ended September 30, 2005. Healthcare revenues in the first nine months of 2005 included $15.9 million of revenue growth resulting from correctional healthcare services contracts added in 2004 and 2005 through marketing activities. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond September 30, 2005 experienced revenue growth of 3.5% consisting of additional revenue of $12.4 million during the first nine months of 2005 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $1.8 million primarily as a result of the loss of two distribution customers in June 2005. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the nine months ended September 30, 2005 increased $33.4 million, or 9.5%, from $352.8 million for the nine months ended September 30, 2004 to $386.2 million for the nine months ended September 30, 2005. Expenses related to new contracts from marketing activities accounted for $14.7 million of the increase. Correctional healthcare services contracts in place at December 31, 2003 and continuing beyond September 30, 2005 accounted for $19.2 million of the increase during the first nine months of 2005 as a result of increases in the levels of staff and staff compensation, increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts and increases in medical malpractice expenses. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $0.5 million primarily as a result of the decrease in SPP pharmaceutical distribution revenue.
Approximately $0.2 million in negative operating margin related to the Company’s loss contracts classified as continuing operations was charged against the loss contract reserve during the nine months ended September 30, 2004. There was no negative operating margin related to the Company’s loss contract classified as continuing operations charged against the loss contract reserve during the nine months ended September 30, 2005. The Company’s loss contract classified as continuing operations is related to the Company’s contract to provide services to a county jail in Baltimore County Maryland. For further information on the Company’s contract with the County, see the section titled “Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004 (Restated)” above.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $13.2 million, or 3.2% of healthcare revenues, for the nine months ended September 30, 2005 as compared to $13.1 million, or 3.4% of healthcare revenues, for the nine months ended September 30, 2004. Approximately $0.6 million and $0.5 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the nine months ended September 30, 2005 and 2004, respectively.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.7 million, or 0.2% of healthcare revenues, for the nine months ended September 30, 2005. There were no discontinued acquisition expenses incurred in the nine months ended September 30, 2004. The discontinued acquisition expenses incurred in the nine months ended September 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.

     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.4 million, or 0.1% of healthcare revenues, for the nine months ended September 30, 2005. There were no Audit Committee investigation and related expenses incurred in the nine months ended September 30, 2004. The Audit Committee investigation and related expenses incurred in the nine months ended September 30, 2005 primarily related to an internal investigation conducted by the Audit Committee to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable client terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles. See Note 3 of the Company’s condensed consolidated financial statements for further discussion of the Audit Committee investigation.
     Depreciation and amortization. Depreciation and amortization expense for each of the nine months ended September 30, 2005 and 2004 was $3.1 million and $2.8 million, respectively.
     Charge for settlement of Florida legal matter. One of the Company’s subsidiaries, EMSA Limited Partnership, entered into a settlement agreement with the Florida Attorney General’s office on March 30, 2004, related to allegations, first raised in connection with an investigation of EMSA Correctional Services (“EMSA”) in 1997, that the Company may have played an indirect role in the improper billing of Medicaid by independent providers treating incarcerated patients. The Company acquired EMSA in 1999. EMSA was a party to several contracts to provide healthcare to inmates at Florida correctional facilities. Typically, in those contracts, which were approved by government lawyers, the clients required EMSA to seek all available third party reimbursement for medical services provided and/or administered to inmates, specifically including Medicaid. It was the implementation of these contract requirements that the Florida Attorney General’s office alleged was improper.
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
     Interest, net. Net interest expense decreased to $0.8 million, or 0.2% of revenue, for the nine months ended September 30, 2005 from $1.6 million, or 0.4% of revenue, for the nine months ended September 30, 2004. This decrease is primarily the result of a reduction in average borrowings outstanding.
     Late fee income. Late fee income was $0.2 million for the nine months ended September 30, 2005. There was no late fee income received in the nine months ended September 30, 2004. The late fee income received in the nine months ended September 30, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision (benefit). The provision for income taxes for the nine months ended September 30, 2005 was $4.0 million, or 0.9% of healthcare revenues, as compared with an income tax benefit of $3.9 million, or 1.0% of healthcare revenues, for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Company recorded an income tax benefit of $6.6 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets.
     Income from continuing operations. Income from continuing operations for the nine months ended September 30, 2005 was $5.3 million, or 1.3% of revenue, as compared with $15.4 million, or 4.0% of revenue, for the nine months ended September 30, 2004 as a result of the factors discussed above.

     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations for the nine months ended September 30, 2005 was $0.2 million, as compared with a loss of $10.3 million for the nine months ended September 30, 2004. Income (loss) from discontinued operations represents the operating results of the Company’s contracts that have expired or otherwise been terminated subsequent to January 1, 2002. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144. Approximately $6.7 million and $3.4 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the nine months ended September 30, 2005 and 2004, respectively.
     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (the “Maryland DPS”) historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the consumer price index.
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.
     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May 2004, losses once again increased in September 2004, driven primarily by off-site medical costs.
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 2005. This pre-tax loss contract charge of $6.0 million is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. A fundamental assumption of the $6.0 million increase in loss reserve is that the contract would incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005 resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This pre-tax loss contract charge of $1.3 million is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. On June 30, 2005, the Company’s contract with the Maryland DPS expired.
     Net income. Net income for the nine months ended September 30, 2005 was $5.5 million, or 1.3% of revenue, as compared with $5.1 million, or 1.3% of revenue, for the nine months ended September 30, 2004 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had positive working capital of $5.5 million at September 30, 2005 compared to negative working capital of $6.4 million at December 31, 2004. The improvement in working capital of $11.9 million was primarily the result of a decrease in accounts payable of $8.5 million and a decrease in the Company’s reserve for loss contracts of $6.1 million. Days sales outstanding in accounts receivable were 53 at September 30, 2005 while accounts payable days outstanding at September 30, 2005 were 58 and accrued medical claims liability days outstanding at September 30, 2005 were 88. Days sales outstanding in accounts receivable were 50 at December 31, 2004 while accounts payable days outstanding at December 31, 2004 were 63 and accrued medical claims liability days outstanding at December 31, 2004 were 69.
     The Company generated net income of $5.5 million for the nine months ended September 30, 2005 compared to net income of $5.1 million for the nine months ended September 30, 2004. The Company had stockholders’ equity of $57.1 million at September 30, 2005 as compared to $52.9 million at December 31, 2004. The Company’s cash and cash equivalents decreased to $5.5 million at September 30, 2005 from $7.2 million at December 31, 2004, a decrease of $1.7 million. The decrease in cash was primarily the result of cash flows used in operations.
     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. Cash flows used in operating activities during the nine months ended September 30, 2005 were $1.7 million, a decrease of $17.5 million from cash flows from operations for the nine months ended September 30, 2004 of $15.8 million. The decrease was primarily due to a decrease of $8.5 million in accounts payable, a decrease of $7.5 million in deferred revenue and $7.4 million of loss contract reserve utilization.
     Cash flows used in investing activities were $2.5 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.
     Cash flows provided by financing activities during the nine months ended September 30, 2005 were $2.5 million which represent cash receipts resulting from borrowings on the line of credit, option exercises and issuance of common stock under an employee stock purchase plan offset by purchases of stock through the Company’s stock repurchase program.
     Credit Facility
     On September 30, 2005, the Company’s debt consisted of a $55.0 million revolving credit facility with CapitalSource Finance LLC (the “CapitalSource Credit Facility”). The CapitalSource Credit Facility matured on October 31, 2005 and prior to the third quarter of 2004 also included a $5.0 million term loan (the “Term Loan”).
     During the third quarter of 2004, the Company prepaid the remaining balance of $2.1 million and retired its Term Loan which was set to mature on October 31, 2005. In conjunction with the retirement of the Term Loan, the Company paid a $0.1 million loan fee which was due upon maturity.
     In June 2003, the Company and CapitalSource Finance LLC entered into an amendment to the CapitalSource Credit Facility. Under the terms of the amendment, the Company was allowed to have standby letters of credit issued under the loan agreement in amounts up to $10.0 million. The amount available to the Company for borrowings under the CapitalSource Credit Facility was reduced by the amount of each outstanding standby letter of credit. At September 30, 2005, the Company had outstanding standby letters of credit totaling $4.0 million, which were used to collateralize performance bonds.
     The CapitalSource Credit Facility was secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2005, the Company had borrowings outstanding under the revolving credit facility totaling $4.1 million and $40.5 million available for additional borrowing, based on the Company’s collateral base on that date and outstanding standby letters of credit.
     The CapitalSource Credit Facility contains restrictions on the Company with respect to certain types of transactions, including payment of dividends, indebtedness and sales or transfers of assets. On July 25, 2005, the CapitalSource Credit Facility was amended to allow the Company to repurchase shares of its common stock up to an aggregate dollar amount of $30 million.
     The CapitalSource Credit Facility matured and on October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Finance LLC (“Lender”) upon the maturity of the CapitalSource Credit Facility. The Credit Agreement was subsequently amended on March 14, 2006 to amend debt covenant requirements with which the Company would not have been in compliance at December 31, 2005. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $10.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million through October 31, 2006, $10.0 million from November 1, 2006 to October 31, 2007 and $7.5 million from November 1, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to an monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month less a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agrement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 5.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the Lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.

     Other Financing Transactions
     At September 30, 2005, the Company had standby letters of credit outstanding totaling $4.0 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.
     Contractual Obligations And Commercial Commitments
     As of September 30, 2005, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$400	$3,018	$1,028	$—
Revolving credit facility	4,104	—	—	—
Professional and general liability claims	6,601	9,521	5,125	2,942

Total	$11,105	$12,539	$6,153	$2,942

     At September 30, 2005, the Company was contingently liable for $17.9 million of performance bonds. The performance bonds are collateralized by the standby letters of credit discussed above.
     Off-Balance Sheet Transactions
     As of September 30, 2005 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above.
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
     Stock Repurchase Program
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. The timing, prices and size of purchases will depend on the prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash generated from operations and also from funds on hand, including amounts available under the Company’s credit facility. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion.
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
     SFAS No. 123(R) must be adopted for all fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) on January 1, 2006.
     SFAS No. 123(R) permits the Company to adopt its requirements using one of two methods, a modified prospective method or a modified retrospective method. When applying the modified prospective method, compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits the Company to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either all prior periods presented or prior interim periods of the year of adoption. The Company will adopt SFAS No. 123(R) using the modified prospective method.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 of the Company’s condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in the nine months ended September 30, 2005 for such excess tax deductions was $0.1 million. No amounts were recognized in the Company’s cash flow statement for the nine months ended September 30, 2004

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Credit Agreement. The Credit Agreement carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have had no material effect on interest expense paid under the Credit Agreement. Interest expense represents 0.2% and 0.4% of the Company’s revenues, respectively, for the nine months ended September 30, 2005 and 2004. Debt of $4.1 million at September 30, 2005 represents 2.1% of the Company’s total liabilities and stockholders’ equity.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of September 30, 2005, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) existed at September 30, 2005, and because the Company was unable to file this Quarterly Report on Form 10-Q within the time period specified in the SEC’s rules, the Company’s disclosure controls and procedures were not effective at September 30, 2005.
     As disclosed in further detail in the 2005 Form 10-K, on March 15, 2006, the Company announced that the Audit Committee had concluded its investigation into certain matters related to SPP and reached certain conclusions with respect to findings of the investigation that would result in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. As a result of the findings made during the investigation, management determined that material weaknesses existed in the Company’s internal control over financial reporting at December 31, 2005.
     With respect to the material weaknesses described in the 2005 Form 10-K, management performed additional procedures in connection with the preparation of the Company’s financial statements for the quarter and nine-months ended September 30, 2005. These procedures included:
•	The use of legal counsel specializing in pharmaceutical matters to provide interpretations of all SPP customer contracts.

•	Utilizing these contract interpretations, the Company, with the assistance of third party accounting resources, recalculated SPP’s revenue for the period.

•	Company personnel expanded their review of SPP account reconciliations and transactions.

     As discussed further in Item 9A. “Controls and Procedures” of the Company’s 2005 Form 10-K, in addition to the procedures performed in connection with the preparation of the Company’s interim 2005 financial statements outlined above, management has also implemented, or is in the process of implementing, the following changes to the internal control systems and procedures at SPP:
•	Policies have been developed and communicated to SPP management concerning the clarity of definitions regarding pricing and returns policies to be used in proposals and contracts.

•	All proposals, new contracts and amendments to existing contracts must be reviewed by the Legal and Finance Departments of the Company prior to delivery or execution.

•	The significant terms of all proposals must be reviewed and approved by Executive Management of the Company prior to delivery.

•	Changes to customer pricing rules in SPP’s information system must be reviewed and approved by the Legal and Finance Departments of the Company prior to implementation of the changes.

•	Documentation of changes to the customer pricing rules must be maintained by SPP with a copy of all changes sent to the Legal Department of the Company.

•	The Controller of SPP now reports directly to the Finance Department of the Company rather than to the President of SPP.

•	Monthly account reconciliations of SPP are being reviewed by the Finance Department of the Company.
     Changes in Internal Controls
     Other than as expressly noted above in this Item 4, there have been no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. The Company will vigorously defend the appeal. If the company is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company is appealing the underlying indemnity award against EMSA. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. As of September 30, 2005, the Company has no reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of September 30, 2005, the Company has no reserves associated with this proceeding. CHRS has filed a Notice of Appeal in the Florida Third District Court of Appeal. EMSA will vigorously defend the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
     In addition, the Company has filed suit against Caremark RX, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the trial court has stayed all proceedings until final resolution of the above referenced CHRS matter is reached. Accordingly, the Company does not know whether it will prevail against Caremark.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. The Company believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2005, the Company has no reserves associated with this proceeding.
     Internal Investigation. For additional information on the Company’s Audit Committee investigation, see Item 1. “Business—Significant Developments,” and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (which was filed on March 31, 2006).
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2005. Except as set forth above under “Internal Investigation”, the Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS
     See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (which was filed on March 31, 2006).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURTIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

2.1	—	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.3	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	—	Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005).

10.2	—	First Amendment to the Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent. (incorporated herein by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on March 16, 2006).

10.3	—	Employment Agreement, dated March 28, 2006, between Richard Hallworth and America Service Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 19 to the condensed consolidated financial statements in this report.

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
Dated: April 3, 2006