Form 10-K
period 2005-12-31
AMERICA SERVICE GROUP INC /DE
filed 2006-04-03
CIK 877476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐                     Accelerated Filer ☑                     Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $171,164,673. As of March 21, 2006, the registrant had 10,780,136 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 14, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
General
     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA”), Correctional Health Services, LLC (“CHS”), Prison Health Services of Indiana, LLC and Secure Pharmacy Plus, LLC (“SPP”), contracts to provide and/or administer managed healthcare services, including the distribution of pharmaceuticals, to over 320 correctional facilities throughout the United States as of December 31, 2005. The Company is a leading non-governmental provider and/or administrator of correctional healthcare and pharmacy services in the United States.
     The following table sets forth certain information regarding the Company’s correctional healthcare and pharmacy contracts.

	Historical December 31,
	2005	2004	2003	2002	2001
Number of correctional contracts(1)	105	107	120	129	145
Average number of inmates in all facilities covered by correctional contracts(2)	218,170	268,099	272,175	182,327	194,137

(1)	Indicates the number of contracts in effect at the end of the period specified.

(2)	Based on an average number of inmates during the last month of each period specified. The 2005, 2004 and 2003 inmate count also includes inmates under non-comprehensive medical management programs and independent pharmacy distribution contracts which were not included in prior years.
     ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.
Significant Developments
     Audit Committee Investigation. On March 15, 2006, the Company announced the completion of an internal investigation that was initiated and conducted by the Audit Committee of the Company’s Board of Directors. The Company publicly disclosed the internal investigation on October 24, 2005.
     The Audit Committee commenced the internal investigation in September 2005 after SPP’s Controller voluntarily resigned from his position in late August 2005 and, during exit interviews, made certain allegations to Company management with respect to matters involving SPP. Company management, in turn, discussed these allegations with the Audit Committee. In response to such allegations, the Audit Committee retained outside counsel who, in turn, engaged independent accountants to assist the Audit Committee in conducting an investigation.
     As disclosed by the Company on October 24, 2005, the matters that formed the scope of the investigation were as follows:
•	whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles;

•	whether SPP charged its clients in accordance with applicable contract terms, including reviewing whether discounts received from wholesalers, rebates received from manufacturers or wholesalers, certain price reductions from alternate vendors, and distributions received from a group purchasing organization of which SPP is a member should have been credited, under the terms of the contracts, to such clients;

•	whether returns of unused pharmaceuticals were appropriately credited to clients;

•	whether the implementation of a new computer system at SPP on June 18, 2005 had any impact on the accuracy of financial reporting; and

•	whether travel and expense reports of SPP employees complied with ASG policies.
     As announced publicly by the Company on March 15, 2006, the Audit Committee’s investigation is complete and its principal findings are summarized below.
     In certain instances, SPP did not charge its customers (including PHS) in accordance with applicable contracts. The Audit Committee’s investigation involved testing the amounts SPP charged for pharmaceuticals against SSP’s purchase invoice cost or the applicable third-party reference price. The Audit Committee’s investigation also estimated rebates received by SPP from manufacturers for the purchase of certain pharmaceuticals, savings that SPP realized in purchasing certain pharmaceuticals from alternative sources (“buy-in savings”), and the dollar amounts of returns to SPP of pharmaceutical products. The Company, in consultation with special pharmaceutical counsel, determined the requirements of each of PHS’ or SPP’s contracts with respect to the pricing of pharmaceuticals sold as well as any contractually required sharing of rebates, buy-in savings and credits for returns described above. Applying that information to the results of the testing, the Company then concluded that, in certain instances, SPP charged customers more than SPP’s purchase invoice cost or the applicable third party reference price. The Company further concluded that SPP failed to properly credit certain customers with discounts, rebates or buy-in savings, and, in certain instances, failed to provide customers with contractually required credit for the return of pharmaceutical products. As a result, the Company intends to provide aggregate refunds to affected customers of approximately $3.7 million through June 2005, plus approximately $0.6 million of interest calculated using the applicable federal rate (which ranged from 4% to 9%) during the period covered by the investigation. The Company also concluded that SPP charged some customers less than should have been charged under applicable contracts relative to SPP’s purchase invoice cost or the applicable third party reference price. Such amounts total approximately $5.9 million from September 2000 to June 2005; however, because collectibility of such amounts is uncertain, these amounts have not been recognized as revenue.
     The Audit Committee’s investigation also found that key members of SPP’s senior management inappropriately established and used certain reserves during various periods over the last five years to more closely match SPP’s reported earnings to its budgeted results. The aggregate effect of the adjustments necessitated by the Audit Committee’s findings related to this issue has been determined by the Company to be an increase in previously reported pre-tax income of approximately $355,000, in the aggregate, since January 1, 2001, although it should be noted that different periods are affected by different amounts and that certain of the adjustments necessitated by the Audit Committee’s findings related to the third quarter of 2005, which has not been previously reported. The employees who the Company determined, based on the investigation, were responsible for these actions were terminated or are no longer employed by the Company or SPP.
     The Audit Committee’s investigation also found that, in a number of instances, SPP management did not follow either SPP’s or the Company’s stated policies with respect to corporate expenditures and disbursements.
     The Audit Committee further noted that there were significant operational issues in the implementation of SPP’s new computer operating system in the summer of 2005. Both the Company’s internal audit group and another outside accounting firm have conducted significant testing on the new system to determine if it functions properly. Throughout this process, the internal audit group and the accounting firm identified a number of issues, which have been, or are being, corrected.
     The Audit Committee’s investigation identified certain other issues, relating to accruals for rebates and inventory valuation, which resulted in changes to the Company’s previously reported financial results. Based on the Audit Committee’s findings relating to these issues, the Company has determined that adjustments representing an increase in previously reported pre-tax income of approximately $146,000, in the aggregate, since January 1, 2001 was needed.
     As a result of the findings made during the investigation, the Audit Committee recommended significant strengthening to the Company’s system of internal controls and compliance function. In addition, management determined that material weaknesses existed in the Company’s internal control structure at December 31, 2005. Refer to Item 9A. “Controls and Procedures” and the “Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting” in this Annual Report for management’s assessment of internal controls at December 31, 2005 and the independent registered public accounting firm’s report thereon. The Company has taken, and continues to take, numerous steps to mitigate the effect of any such weaknesses and is committed to eliminating any such weaknesses as part of its efforts to implement enhancements to its internal controls.

     SEC and United States Attorney Informal Inquiries. As previously reported, the Company contacted the Securities and Exchange Commission (the “SEC”) to inform it of the existence of the investigation and the issues being investigated, and, since that time, the Company has cooperated with the SEC in an informal inquiry that it is conducting as well as with the Office of the U. S. Attorney for the Middle District of Tennessee in the informal inquiry it is conducting. Both the Audit Committee and the Company intend to continue to cooperate with those government entities.
     Restatement of Financial Statements. On March 15, 2006, the Company announced that the Audit Committee had reached certain conclusions with respect to findings of the investigation that would result in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The restatement reduces previously reported net income for these periods by $2.1 million, in the aggregate, and reduces previously reported retained earnings as of January 1, 2001 by $347,000.
     Consistent with the conclusions reached by the Audit Committee, the Company has included in this filing the restated audited consolidated financial statements for the years ended December 31, 2003 and 2004 and restated selected financial data for the years ended December 31, 2001 and 2002 and certain of its unaudited condensed consolidated financial information for the first and second quarters of 2005 (See Item 6).
     Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 in the consolidated financial statements for further discussion of the restatement-related adjustments and schedules reconciling the various restatement-related adjustments. Refer to Item 1A. “Risk Factors” for further discussion of potential legal and other matters which could have a material adverse effect on the Company’s financial condition and results of operations.
     The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement. Accordingly, the financial statements and other information contained in such reports should no longer be relied upon.
Correctional Healthcare Services
     The Company, through PHS and CHS, contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental entities, none of which are dependent on third party payment sources although they are dependent on appropriate governmental funding. The Company provides and/or administers a wide range of on-site healthcare programs, and arranges for and oversees off-site hospitalization and most specialty outpatient care. The hospitalization and specialty outpatient care is performed by independent third parties through arrangements with independent doctors and local hospitals. For the year ended December 31, 2005, revenues from correctional healthcare services accounted for 94.6% of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 25 of the Company’s consolidated financial statements.
     The Company’s target correctional market consists of state prison systems and county and local jails. A prison is a facility in which an inmate is incarcerated for an extended period of time (typically one year or longer). A jail is a facility in which the inmate is held for a shorter period of time, often while awaiting trial or sentencing. The expected higher inmate turnover in jails typically requires that healthcare be provided to a much larger number of individual inmates over time and includes the costs associated with stabilizing and treating whatever health conditions or injuries are present at the time of initial incarceration. As a result of the higher number of individual inmate patient encounters and the greater likelihood of previously undiagnosed acute healthcare needs associated with healthcare in jail settings, the severity and therefore related costs of treating such patients, particularly in professional liability costs, are typically greater in jails as opposed to prison systems. Conversely, the costs of chronic healthcare requirements are greater with respect to state prison contracts. State prison contracts often cover a larger number of facilities and often have longer terms than jail contracts.
     Services Provided and/or Administered. Although the precise type of services to be provided and/or administered by the Company vary depending on the specific terms of a contract, generally, the Company’s obligation to provide and/or administer medical services to a particular inmate begins upon the inmate’s booking into the correctional facility and ends upon the inmate’s release. In order to reduce costs and provide better care, emphasis is placed upon early identification of serious injuries or illnesses so that prompt and clinically-effective treatment is commenced.
     Medical services provided and/or administered on-site may include physical and mental health screening upon intake. Screening includes the compilation of the inmate’s health history and the identification of any current, chronic or acute healthcare needs. After initial screening, services provided and/or administered may include regular physical and dental screening and care, psychiatric care, OB-GYN screening and care and diagnostic testing. Hospitalization is provided off-site at acute-care hospitals. Sick call is regularly conducted and physicians, nurse practitioners, physicians’ assistants and others are also involved in the delivery of care on a regular basis. Necessary medications are administered by clinical staff.

     Medical services provided and/or administered off-site may include specialty outpatient diagnostic testing and care, emergency room care, surgery and hospitalization. This care is performed by independent third parties through arrangements with independent doctors and local hospitals. In addition, the Company provides administrative support services on-site, at regional offices and at the Company’s headquarters. Administrative support services may include program management, maintenance of on-site medical records and employee recruitment, scheduling, continuing education and quality assurance, medical audits, credentialing, and clinical program development activities.
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
     The National Commission on Correctional Health Care (“NCCHC”) and the American Correctional Association (“ACA”) set standards for the correctional healthcare industry and offer accreditation to facilities that meet their respective standards. These standards provide specific guidance related to a service provider’s operations including administration, personnel, support services such as hospital care, regular services such as sick call, records management and medical and legal issues. Accreditation with NCCHC and ACA standards is voluntary and includes many other aspects of the operation of the correctional facility other than the healthcare component. As such, not all of the Company’s clients seek this accreditation. For those clients that do request the Company to seek such accreditation, the Company has a 100% success rate of obtaining and maintaining accreditation with these organizations.
     The NCCHC, an independent not-for-profit organization initially formed by the American Medical Association, was established to improve the quality of health care in jails, prisons, and juvenile confinement facilities. NCCHC offers a voluntary health services accreditation program, through external peer review to determine whether correctional institutions meet certain standards in their provision of health services. NCCHC renders a professional judgment and assists in the improvement of services provided and/or administered. The ACA, an independent not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and the provision of inmate care. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period.
     Contract Provisions. The Company’s contracts with correctional institutions typically fall into one of three general categories: fixed fee, population based, or cost plus a fee. For fixed fee contracts, the Company’s revenues are based on fixed monthly amounts established in the service contract irrespective of inmate population. The Company’s revenues for population-based contracts are based either on a fixed fee that is subsequently adjusted using a per diem rate for variances in the inmate population from predetermined population levels or on a per diem rate multiplied by the average or actual inmate population for the period of service. For cost plus a fee contracts, the Company’s revenues are based on actual expenses incurred during the service period plus a contractual fee.
     Some contracts provide for annual increases in the fixed fee or per diem based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate of the Company’s costs of services when bidding and negotiating the fixed fee for future years. The Company often bears the risk of increased or unexpected costs, which could result in reduced profits or cause it to sustain losses when costs are higher than projected and increased profits when costs are lower than projected. Certain contracts also contain financial penalties when performance and/or staffing criteria are not achieved.
     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools for off-site expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. While such provisions serve to mitigate the Company’s exposure to losses resulting from cost fluctuations in the specified cost categories, the Company will still experience variances in its margin percentage on these contracts as the additional revenue under these contract provisions is typically equal to the additional costs incurred by the Company. Many contracts contain termination clause provisions which allow either party to terminate the contract under agreed-upon notice periods. The ability to terminate a contract serves to mitigate the Company’s risk of increasing costs of services being provided.
     Contracts accounting for approximately 8.4% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2005 contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates. However, none of these contracts has longer than one year remaining without a termination provision.

     Moreover, when preparing bid proposals, the Company estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. The Company’s management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which the Company is not protected could render a contract unprofitable. Furthermore, in an effort to manage risk under such contracts, the Company typically maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $300,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lesser of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers. The policy has an aggregate maximum benefit over the life of the policy of $3.0 million.
     The average length of a contract for services is generally one to three years, with subsequent renewal options. In general, contracts may be terminated by the governmental agency, and often by the Company as well, without cause at any time upon proper notice. The required notice period for such contracts ranges from one day to one year, but is typically between 90 and 120 days. Governmental agencies may be subject to political or financial influences that could lead to termination of a contract through no fault of the Company. As with other governmental contracts, the Company’s contracts are subject to adequate budgeting and appropriation of funds by the governing legislature or administrative body.
     Administrative Systems. The Company has centralized its administrative systems in order to enhance economies of scale and to provide management with accurate, up-to-date field data for forecasting purposes. These systems also enable the Company to refine its bids and help the Company reduce the costs associated with the delivery of consistent healthcare.
     The Company maintains a utilization review system to monitor the extent and duration of most healthcare services required by inmates on an inpatient and outpatient basis. The current automated utilization review program is an integral part of the services provided and/or administered at each facility. The system is designed to ensure that the medical care rendered is medically necessary and is provided safely in a clinically appropriate setting while maintaining traditional standards of quality of care. The system provides for determinations of medical necessity by medical professionals through a process of pre-authorization and concurrent review of the appropriateness of any hospital stay. The system seeks to identify the maximum capability of on-site healthcare units to allow for a more timely discharge from the hospital back to the correctional facility. The utilization review staff consists of doctors and nurses who are supported by medical directors at the regional and corporate levels.
     The Company has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current outpatient charges and inpatient stays, (ii) a comprehensive cost review system that analyzes the Company’s average costs per inmate at each facility including pharmaceutical utilization and trend analysis available from SPP and (iii) a daily operating report to manage off-site utilization.
     Bid Process. Contracts with governmental agencies are obtained primarily through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal (“RFP”) is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the technical quality of the proposal, the bid price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. If the committee does not award a contract, the correctional agency may, among various options, continue to provide healthcare services to its inmates with its own personnel or the existing provider.
     Certain RFPs and contracts require the bidder to post a bid bond or performance bond. Performance bonding requirements may cover one year or up to the length of the contract. Due to circumstances related to September 11, 2001 and the collapse of certain major corporations, the surety market has sharply contracted and the cost of surety bonds has substantially increased. In order to avoid the additional costs that performance bonds add to the contracts, increasingly clients are reducing or eliminating the need for performance bonds.
     Contractual and Regulatory Compliance. The Company’s contracts with governmental agencies often require it to comply with numerous additional requirements regarding record-keeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements, emergency healthcare needs of corrections employees and other matters. If a violation of the terms of an applicable contractual or statutory provision occurs, a contractor may be debarred or suspended from obtaining future contracts for specified periods of time in the applicable location. The Company has never been debarred or suspended from seeking procurements in any jurisdiction.

     Marketing. The Company gathers, monitors and analyzes relevant information on potential jail and prison systems which meet predefined new business criteria. These criteria include facility size, location, revenue and margin potential and exposure to risk. The Company then devotes the necessary resources in securing new business.
     The Company believes it is the largest private provider of healthcare services to county/municipal jails and detention centers in the United States. The Company will continue to focus its business development efforts on these facilities where stabilization and treatment of the population is the primary mission. The Company will also continue to pursue certain opportunities at state prison systems, where in many cases, services are provided to a larger system with a more permanent population. Due to the more permanent population at the state prison facilities, the primary healthcare mission shifts to disease management and treatment.
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
     Management believes that the constitutional requirement to provide healthcare to inmates, an increasing inmate population and medical Consumer Price Index, combined with public sector budget deficits, will continue the trend toward privatization of correctional healthcare and present opportunities for future revenue growth for the Company.
Pharmaceutical Distribution Services
     The Company, through SPP, contracts with federal, state and local governments and certain private entities (including PHS) to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. SPP’s contracts typically cover one year with renewals upon the agreement of both parties. SPP utilizes a packaging and distribution center to fill prescriptions and ship pharmaceuticals to over 260 sites in 35 states covering over 130,000 inmates as of December 31, 2005.
     SPP provides clinical pharmacy services in concert with its systematic delivery process. SPP’s clinical pharmacological management adds therapeutic value to services as well as fiscal responsibility to its clients. In addition, SPP’s medical supply service creates additional value for its clients, as the packaging and delivery mode on certain products is advantageous to the corrections environment.
     SPP had fiscal year 2005 revenues of approximately $83.1 million, $48.3 million of which related to services provided for PHS or CHS contracted sites, which are eliminated in consolidation. For the year ended December 31, 2005, revenues from correctional pharmacy services, excluding revenues eliminated in consolidation, accounted for approximately 5.4% of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 25 of the Company’s consolidated financial statements.
Employees and Independent Contractors
     The services provided and/or administered by the Company require an experienced staff of healthcare professionals and facilities administrators. In particular, a nursing staff with experience in correctional healthcare and specialized skills in all necessary areas contributes significantly to the Company’s ability to provide efficient service. In addition to nurses, the Company’s staff of employees and independent contractors includes physicians, dentists, psychologists and other healthcare professionals.
     As of December 31, 2005, the Company had approximately 4,230 employees, including approximately 400 doctors and 1,960 nurses. The Company also utilizes approximately 1,000 independent contractors, including physicians, dentists, psychiatrists, psychologists and other healthcare professionals. Of the Company’s employees, approximately 550 are represented by labor unions. The Company believes that its employee relations are good.
Competition
     The business of providing correctional healthcare services to governmental entities is highly fragmented and competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it has approximately 9.0% of the combined privatized and non-privatized market, based on estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 8.5% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 1.7% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in correctional healthcare, related fields or greater financial resources than the Company, continue to enter the market.
Government Regulation
     Governmental Regulations and Court Orders. The industries in which the Company operates are subject to extensive federal, state and local regulations and/or orders of judicial authorities, including healthcare, pharmaceutical and safety regulations and judicial orders, decrees and judgments. Some of the regulations and orders are unique to the Company’s industries, and the combination of regulations and orders it faces is unique. Generally, prospective providers of healthcare and pharmaceutical services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and judicial orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. In addition, the Company’s doctors, nurses, pharmacists and other healthcare professionals who provide services on its behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct. The Company’s services are also subject to operational and financial audits by the governmental agencies with which the Company has contracts and by the courts of competent jurisdiction. The Company may not always successfully comply with these regulations and failure to comply can result in material penalties, non-renewal or termination of contracts with correctional facilities or prohibition from proposing for new business in certain jurisdictions.
     Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. The Company does not electronically file at present, but may do so in the future, subjecting it to all of the regulations of HIPAA. HIPAA also includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally.
     Corporate Practice of Medicine/Fee Splitting. Many of the states in which the Company operates have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. The Company reviews, on an ongoing basis, the applicable laws in each state in which the Company operates and reviews its arrangements with its healthcare providers to ensure that these arrangements comply with all applicable laws. The Company has no assurance that governmental officials responsible for enforcing these laws will not assert that the Company, or transactions in which it is involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with the Company’s interpretations.
     Federal and State Laws Regarding the Distribution of Pharmaceuticals. Institutional pharmacies are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. The Company continuously monitors the effects of regulatory activity on its operations. In addition, states generally require companies operating a pharmacy within that state be licensed by that state board of pharmacy. At December 31, 2005, the Company had pharmacy licenses, or pending applications, for each pharmacy in operation. In addition, the Company’s pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.
     Federal and state laws impose certain redispensing, repackaging, labeling and package insert requirements on pharmacies that redispense or repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to specific patients. The Company holds all required registrations and licenses, and believes its operations are in compliance with applicable federal and state good manufacturing practices (“GMP”) requirements. In addition, the Company believes it complies with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

Major Contracts
     Substantially all of the Company’s operating revenue is derived from contracts with state, county and local governmental entities. The Company’s Rikers Island, New York contract accounted for approximately 15.9% of the healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2005. The Company’s Alabama Department of Corrections and Commonwealth of Pennsylvania Department of Corrections contracts each accounted for approximately 10% of the healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2005. No other contract accounted for 10% or more of such revenues during the year ended December 31, 2005. Summaries of the Company’s largest contracts based on healthcare revenues for the fiscal year ended December 31, 2005 and the Company’s contract with the Florida Department of Corrections under which the Company began providing services January 1, 2006, follow below.
     Rikers Island Contract. Effective January 1, 2005, the Company, through PHS, entered into a contract with the New York City Department of Health and Mental Hygiene (“NYCDOH”) to provide management and administrative services with respect to the provision of comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction. The three-year “cost plus fixed fee” contract commenced on January 1, 2005 was entered into upon expiration of the Company’s original contract with respect to Rikers Island and may be extended by the client for up to an additional three years. The Company is subject to mandatory staffing requirements under the contract. NYCDOH is required to indemnify the Company and its employees and independent contractors for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where the Company’s employees or independent contractors have engaged in intentional misconduct or a criminal act. Either party may terminate the contract without cause at any time on 2 months’ notice. Either party may terminate on ten days’ notice for a material breach of the contract subject to certain cure provisions.
     Commonwealth of Pennsylvania Department of Corrections. The Company, through PHS, entered into a contract with the Commonwealth of Pennsylvania Department of Corrections (“Pennsylvania DOC”) on September 1, 2003, for a period of five years for medical services exclusive of mental health and pharmacy. The contract covers each of the 27 Pennsylvania state prison system facilities. The Pennsylvania DOC pays the Company a flat rate per month, which is adjusted for changes in inmate population levels. Under the terms of the contract, the Company is reimbursed for the costs of the medical malpractice insurance related to this contract and its exposure to off-site medical costs related to this contract is limited to a specified maximum amount. Pharmacy and mental health services are provided by separate contractors to the Pennsylvania DOC. The contract also contains provisions that allow the Pennsylvania DOC to assess penalties if certain staffing criteria are not maintained. The Pennsylvania DOC may terminate the contract on six months’ notice. The Company may terminate the contract without cause subject to a nine month notice being delivered to the Pennsylvania DOC.
     Alabama Department of Corrections. The Company, through PHS, entered into a contract with the Alabama Department of Corrections (“Alabama DOC”) on November 3, 2003, for a period of three years which may be extended for two additional one year terms, to provide comprehensive medical services to the state of Alabama’s prison system. The contract covers each of the 13 Alabama state prison system facilities and the work release programs associated with each facility. The Alabama DOC pays the Company a flat rate per month based on the contract specified amounts per year. Under the terms of the contract, the Company’s exposure for pharmaceutical and off-site medical costs related to the contract is limited to a specified maximum amount. The contract also contains provisions that allow the Alabama DOC to assess penalties if certain staffing criteria are not maintained. The contract may be terminated by either the Company or the Alabama DOC upon three months written notice.
     Florida Department of Corrections (effective January 1, 2006). Effective January 1, 2006, the Company, through PHS, entered into a contract with the Florida Department of Corrections pursuant to which PHS provides comprehensive and medically necessary medical, dental and mental health care services with related pharmacy services (including provision of pharmaceuticals) on a capitation basis to the Florida Department of Corrections’ inmates located in all of its Region IV facilities. The Company is fully at risk for all costs associated with this contract. The Company is in the process of obtaining stop loss insurance to mitigate its risk associated with inpatient and outpatient costs associated with individual inmates on an annual basis; however there can be no assurances that the Company can obtain coverage under terms acceptable to it. The contract term began on January 1, 2006 and ends on December 31, 2010. The Florida Department of Corrections has the option to renew the contract for one additional five year period. The contract can be terminated by either party, without cause, upon 90 days’ notification. It is currently expected that revenues from this contract may exceed 10% of healthcare revenues from continued and discontinued operations combined for the year ending December 31, 2006.
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
•	the risk that government entities (including the Company’s government customers) may bring enforcement actions against, or impose penalties on, the company or its subsidiaries as a result of the matters investigated by the Audit Committee or the restatement of the company’s financial results;

•	the risk that the Company may be subject to shareholder litigation as a result of the matters investigated by the Audit Committee or the restatement of the Company’s financial results;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable;

•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to comply with government regulations and/or orders of judicial authorities;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses and injuries in excess of amount covered under contracts or insurance coverage;

•	the outcome of pending litigation;

•	the Company’s dependence on key personnel; and

•	the Company’s determination whether to repurchase shares under its previously announced stock repurchase program.
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

Item 1A. Risk Factors
     If any of the events discussed in the following risks were to occur, the Company’s business, financial position, results of operations, cash flows or prospects could be materially and adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial by the Company, may also constrain its business and operations. In either case, the trading price of the Company’s common stock could decline and stockholders could lose all or part of their investment.
     Potential Additional Refunds. As a result of the internal investigation described in Item 1. “Business – Significant Developments,” the Audit Committee determined that, in certain instances, SPP did not charge its customers in accordance with applicable contracts. As a result, the Company intends to provide aggregate refunds to customers of approximately $3.7 million, covering all periods since the Company’s acquisition of SPP in September 2000, plus interest at the applicable federal rate (which ranged from 4% to 9%) during the period covered by the investigation. However, there can be no assurance that the Company or a third-party, including a governmental entity, will not assert that additional refunds are owed to these customers.
     Potential Enforcement Actions. The Company could be the subject of future government investigations, enforcement actions or penalties. As previously disclosed, the Company is currently the subject of informal inquiries by both the SEC and the U.S. Attorney for the Middle District of Tennessee with respect to those matters that were the subject of the Audit Committee’s internal investigation. Both the Audit Committee and the Company have cooperated and intend to continue to cooperate fully with these government entities regarding such inquiries. However, there can be no assurance that the SEC, the U.S. Attorney, or any other governmental authority (including, without limitation, the governmental entities with which the Company entered into contractual relationships) will not take any action that would adversely affect the Company as a result of the matters investigated by the Audit Committee or the restatement of the Company’s financial results. Such actions could result in criminal, civil or other penalties, including the imposition of fines, the termination of existing contracts or debarment from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price.
     Potential Shareholder Litigation. The Company or its directors or officers could be named as defendants in shareholder litigation. As a result of the matters investigated by the Audit Committee or the restatement of the Company’s financial statements, the Company or its current or former directors or officers could be named defendants in shareholder class action or shareholder derivative lawsuits. Management of the Company is unable to predict the effect that such lawsuits may have on its business, financial condition, results of operations or stock price.
     Maintenance of Effective Internal Control over Financial Reporting. Under rules of the SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to furnish, in its Annual Report on Form 10-K for each fiscal year, a report by management on its internal control over financial reporting. The Company’s report must contain, among other matters, an assessment of the effectiveness of its internal control over financial reporting as of December 31 of the applicable fiscal year, including a statement as to whether or not its internal control over financial reporting is effective. In the course of the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, it identified material weaknesses in its internal control over financial reporting. These material weaknesses are described in Item 9A, “Controls and Procedures,” of this report. Although the Company has taken, and continues to take, numerous steps to remediate these material weaknesses, it cannot assure you that this remediation has been or will be successful or that additional deficiencies or weaknesses in its controls and procedures will not be identified in the future. The material weaknesses already identified, as well as any other weaknesses or deficiencies that might be identified in the future, could harm the Company’s business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of its financial reports.
     Potential Future Restatements. Any future restatement of the Company’s financial statements may adversely affect the trading price of its common shares. As a result of the internal investigation, the Company has restated previously filed financial results for the fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The Company believes such restatements are presented in accordance with the requirements of generally accepted accounting principles. However, such restatements do not prevent future changes or adjustments, including additional restatements. If there are future restatements of the Company’s financial statements, such restatements may adversely affect the trading price of the Company’s common shares.
     Dependence on Client Contracts. The Company’s operating revenue is derived almost exclusively from contracts with state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency at will and without cause upon proper notice (typically between 90 and 120 days). Governmental agencies may be subject to political influences that could lead to termination of a contract through no fault of the Company. Although the Company generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. In addition, at present the Company does not know what, if any, effect the investigation discussed herein may have on its efforts to retain or obtain contracts. As a result, the Company’s portfolio of contracts is subject to change. The changes in the Company’s portfolio of contracts are largely unpredictable, which creates uncertainties about the amount of its total revenues from period to period. The Company must engage in competitive bidding for new business to replace contracts that expire or are terminated. The Company, therefore, has no assurance that it will be able to replace contracts that expire or are terminated or are not renewed on favorable terms or otherwise. The non-

renewal or termination of any of the Company’s contracts with governmental agencies could materially affect its financial condition, results of operations and cash flows.
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
     Privatization of Government Services and Correctional Population. The Company’s future revenue growth will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes that approximately $35 million in annualized correctional healthcare contract revenues were newly privatized in 2005 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow at historical rates or at all, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.
     Negative Publicity. Negative publicity regarding the provision of correctional healthcare services by for-profit companies, including the Company, could adversely affect the Company’s results of operations or business. Privatization of healthcare services for correctional facilities may encounter resistance from groups or constituencies that believe that healthcare services to correctional facilities should only be provided by governmental agencies. Negative publicity regarding the privatization of correctional healthcare services may result in increased regulation and legislative review of industry practices that further increase the Company’s costs of doing business and adversely affect its results of operations by:
•	requiring the Company to change its services;

•	placing pressure on certain of the Company’s clients either to force such clients to change the way they do business with the Company or sever their relationship with the Company altogether;

•	increasing the regulatory burdens under which it operates; or

•	adversely affecting its ability to market its services.
     Moreover, negative publicity relating to the Company in particular also may adversely affect its ability to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on its business.
     Compliance with Government Regulations. Failure to comply with governmental regulations and/or orders of judicial authorities could result in material penalties or non-renewal or termination of the Company’s contracts to manage correctional and detention facilities. The industry in which the Company operates is subject to extensive federal, state and local regulations, including educational, health care, pharmacy and safety regulations and judicial orders, decrees and judgments. Some of the regulations are unique to the Company’s industry, and the combination of regulations it faces is unique. Generally, providers of healthcare and pharmaceutical services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and court orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. The Company may not always successfully comply with these regulations or court orders, and failure to comply can result in material penalties, sanctions or non-renewal or termination of contracts, which could have a materially adverse affect on its business and results of operation. For a discussion of certain specific governmental regulations, see Item 1. “Business – Government Regulations.”
     Governmental Agency Investigations and Audits. Government agencies may investigate and audit the Company’s contracts and it may be required to refund revenues the Company has received, to forego anticipated revenues, including prohibitions on its bidding in response to RFPs. The governmental agencies with whom the Company contracts generally have the authority to audit and investigate its contracts with them. As part of that process, government agencies may review the Company’s performance under the contract, its pricing practices, its cost structure and its compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that the Company has incorrectly allocated costs to a specific contract, the Company may not be reimbursed for those costs, and it could be required to refund the amount of any such costs that have been reimbursed.
     Competition. The business of providing correctional healthcare services to governmental agencies is highly competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it has approximately 9.0% of the combined privatized and non-privatized market, based on national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 8.5% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 1.7% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to underbid the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share and could seriously harm the Company’s business and operating results.
     Acquisitions. The Company’s expansion strategy involves both internal growth and, as opportunities become available, acquisitions. The inability to successfully integrate future acquisitions may seriously harm the Company’s business or operating revenues.
     Exposure to Catastrophic Events. Contracts accounting for approximately 8.4% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2005 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits and has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, there can be no assurance that the Company will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.
     Dependence on Key Personnel. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Company has employment contracts with Michael Catalano, Chairman, President and Chief Executive Officer; Lawrence H. Pomeroy, Senior Vice President and Chief Development Officer; Michael W. Taylor, Senior Vice President and Chief Financial Officer; and Richard Hallworth, Chief Operating Officer and President of PHS, as well as certain other key personnel. The Company does not maintain key man life insurance on any member of its senior management.
     Dependence on Healthcare Personnel. The Company’s success depends on its ability to attract and retain highly skilled healthcare personnel. A shortage of trained and competent employees and/or independent contractors may result in overtime costs or the need to hire less efficient and more costly temporary staff. Attracting qualified nurses at a reasonable cost in some markets has been and continues to be of concern to the Company. Approximately 37% of the Company’s contracts contain financial penalties that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2005, the Company incurred revenue deductions related to these criteria totaling approximately $2.8 million, or 0.4% of the Company’s healthcare revenues from continuing operations and discontinued operations combined.
     The Company faces stiff competition for staffing, which may increase its labor costs and reduce profitability. The Company competes with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses. This scarcity may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts are structured as fixed fee contracts, the Company has a limited ability to pass along increased labor costs to existing customers. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to gain new contracts.
     Corporate Exposure to Professional Liability. The Company’s business ordinarily results in the Company becoming involved in actions for medical malpractice and other claims related to the provision of healthcare services with the attendant risk of substantial damage awards, or court endorsed non-monetary relief such as, changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals or entities with whom it contracts. A substantial number of the Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional and general liability insurance; however, due to the use of a large deductible policy in 2001 and the use of adjustable premium policies in 2002, 2003, 2004 and 2005, the Company is effectively self-insured for professional liability claims incurred under its primary program. In addition to its primary program, the Company also has insurance policies that relate to certain specific healthcare services contracts. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves recommended by the Company’s third-party administrator. The Company requires its independent contractors to maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. However, there can be no assurance that a future claim or claims will not exceed management’s loss estimates or the limits of available insurance coverage.
     Recently, the cost of malpractice and other liability insurance has risen significantly. Adequate levels of insurance may not continue to be available at a reasonable price. The Company is dependent on the financial health of the insurance carriers with whom it has insurance policies. Substantially all of the Company’s contracts require the Company to be insured at certain levels. Failure to obtain sufficient levels of professional liability insurance or deterioration in an insurance carrier’s financial health may expose the Company to significant financial or contractual losses.
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
     Dependence on Credit Facility. The Company’s debt consists of a credit facility dated October 31, 2005 with CapitalSource Finance LLC. The Company is dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements.
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
     Performance Bonds. The Company is required under certain contracts to provide a performance bond. At December 31, 2005, the Company has outstanding performance bonds totaling $17.4 million. The performance bonds are renewed on an annual basis. The market for performance bonds was severely impacted by certain corporate failures in recent years and the events of September 11, 2001 and continues to be impacted by general economic conditions. Consequently, the sureties for the Company’s performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The letters of credit, at December 31, 2005 in the amount of $4.0 million, which the Company utilizes as collateral for its performance bonds are collateralized by restricted cash borrowed under the Company’s credit facility, thus reducing funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.
Other Available Information
     The Company files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. Copies of these documents may be obtained by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies of these documents available to the public free of charge through its web site at http://www.asgr.com or by contacting its Corporate Secretary at its principal offices, which are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027, telephone number (615) 373-3100. The Company did not amend its previously filed Annual Reports on Forms 10-K or Quarterly Reports on Forms 10-Q for the restatement. Accordingly, the financial statements and other information contained in such reports should no longer be relied upon.
Item 2. Properties
     The Company occupies approximately 33,528 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in April 2009. The Company leases additional office facilities in Franklin, Tennessee; Alameda, California; Sunrise, Florida; Verona, New Jersey; Richmond, Virginia; Whitestone, New York; East Elmhurst, New York; Montgomery, Alabama; Camp Hill, Pennsylvania; and Burlington, Vermont. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future. The Franklin, Tennessee and Alameda, California office facilities are utilized by SPP.

Item 3. Legal Proceedings
     Lake Professional Liability Suit. On July 15, 2005, EMSA received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The adverse verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. The Company will vigorously defend the appeal. If the company is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company is appealing the underlying indemnity award against EMSA. Plaintiff has also requested prevailing party attorney fees in the excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. As of December 31, 2005 the Company has no reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of December 31, 2005, the Company has no reserves associated with this proceeding. CHRS has filed a Notice of Appeal in the Florida Third District Court of Appeal. EMSA will vigorously defend the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. The Company believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2005, the Company has no reserves associated with this proceeding.
     Internal Investigation. For information on the Company’s Audit Committee investigation, see Item 1. “Business – Significant Developments and Item 1A. “Risk Factors.”
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2005. Except as set forth above under “Internal Investigation”, the Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on The Nasdaq Stock Market’s National Market System under the symbol “ASGRE.” As of March 21, 2006, there were approximately 37 registered holders of record of the Company’s common stock. The high and low bid prices of the Company’s common stock as reported on The Nasdaq Stock Market during each quarter from January 1, 2004 through December 31, 2005 are shown below:

Quarter Ended	High	Low
March 31, 2004	$24.00	$17.67
June 30, 2004	26.67	21.47
September 30, 2004	27.71	21.13
December 31, 2004	29.03	21.71
March 31, 2005	30.41	21.60
June 30, 2005	26.10	15.10
September 30, 2005	23.20	15.55
December 31, 2005	19.25	12.00
     On September 24, 2004, the Company’s Board of Directors authorized and approved a three-for-two stock split in the form of a 50 percent dividend on the Company’s common stock. Such additional shares of common stock were issued on October 29, 2004 to all shareholders of record as of the close of business on October 8, 2004. Fractional shares were eliminated in the form of a cash dividend. All price per share amounts above have been retroactively adjusted to reflect the stock split.
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. No repurchases were made under the program during the fourth quarter of 2005. See Note 19 of the Company’s Consolidated Financial Statements included in this Annual Report for further information. In connection with the initiation of the Audit Committee investigation into matters at SPP, the Company suspended the stock repurchase program indefinitely. In a press release dated March 15, 2006, the Company stated that it may resume repurchases under the program after it releases its results of operations for the first quarter of 2006.
     Other than the dividend for fractional shares discussed above, the Company did not pay cash dividends on its common stock during the years ended December 31, 2005 or 2004. The Company has not paid any cash dividends and expects for the foreseeable future to retain all of its earnings to finance the development of its business and implement its stock repurchase program. In addition, under the terms of its credit facility, the Company is prohibited from paying cash dividends on its common stock.

Item 6. Selected Financial Data
     Fiscal years 2001 through 2004 have been restated to reflect adjustments that are further discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Development.” The selected financial data presented below includes all such restatements. Previously filed or furnished financial information for these periods should not be relied upon.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
		(In thousands, except per share data)
Statement of Operations Data:
Healthcare revenues	$562,676	$517,060	$379,936	$292,708	$299,219
Income (loss) from continuing operations before income taxes	7,377	16,197	6,183	(5,161)	(32,882)
Income (loss) from continuing operations	4,159	19,008	5,354	(5,468)	(32,837)
Income (loss) from discontinued operations, net of taxes	206	(9,098)	5,994	16,774	(13,490)
Net income (loss)	4,365	9,910	11,348	11,306	(46,490)

Net income (loss) per common share – basic:
Income (loss) from continuing operations	0.38	1.77	0.56	(0.65)	(4.16)
Income (loss) from discontinued operations, net of taxes	0.02	(0.85)	0.62	1.99	(1.70)
Net income (loss)	0.40	0.92	1.18	1.34	(5.86)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	0.38	1.72	0.54	(0.65)	(4.16)
Income (loss) from discontinued operations, net of taxes	0.01	(0.82)	0.61	1.99	(1.70)
Net income (loss)	0.39	0.90	1.15	1.34	(5.86)

Weighted average common shares outstanding – basic	10,824	10,721	9,597	8,404	7,938
Weighted average common shares outstanding – diluted	11,064	11,048	9,906	8,404	7,938
Cash dividends per share	—	—	—	—	—
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements describing the reclassification from continuing operations to discontinued operations of contracts terminating during 2005, 2004, 2003 and 2002. During 2001, the Company recorded a charge totaling $13.2 million related to goodwill impairment, a charge totaling $18.3 million to establish a reserve for loss contracts and a tax valuation allowance of $16.1 million. During 2004, the Company recorded a pre-tax charge of $5.2 million for final settlement of a Florida legal matter and an income tax benefit of $6.6 million related to the reversal of substantially all of a previously recorded valuation allowance. During 2004, the Company also recorded a loss contract charge totaling $12.8 million. During 2005, the Company incurred Audit Committee investigation and related expenses totaling $3.7 million related to an internal investigation into matters at SPP. See Item 1A. “Risk Factors” for a discussion of items that could affect the Company’s results of operations in the future.

	As of December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$4,353	$(6,371)	$(22,757)	$(40,735)	$(5,572)
Total assets	205,237	207,450	158,471	176,001	158,170
Long-term debt, including current portion	12,500	—	3,559	45,996	58,100
Stockholders’ equity (deficit)	56,004	52,940	36,006	11,901	(5,383)
     The working capital amounts as of December 31, 2005, 2003 and 2002 include $12.5 million, $0.4 million and $41.1 million, respectively, of borrowings outstanding under the Company’s revolving credit facilities in place on those dates which were classified as current liabilities in accordance with the guidance in the Financial Accounting Standard Board’s Emerging Issues Task Force Consensus 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” as discussed below. The previous revolving credit facility had a maturity date of October 31, 2005; however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facility have been classified as a current liability in accordance with the guidance in the Financial Accounting Standard Board’s Emerging Issues Task Force Consensus 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement, which includes a revolving credit facility and a maturity date of October 31, 2008; however, due to a similar material adverse effect clause combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facility are also classified as a current liability as of December 31, 2005. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” or Note 14 to the Company’s Consolidated Financial Statements included in this Annual Report.

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
Significant Development
Restatement of Financial Statements
     On October 24, 2005, the Company announced that the Audit Committee of its Board of Directors had initiated an internal investigation into certain matters related to its subsidiary, SPP. The Audit Committee retained outside counsel who, in turn, engaged independent accountants with significant forensic experience to assist in the investigation. The Company voluntarily reported the issues being investigated to the staff of the SEC and, since that time, the Company has cooperated with the SEC in an informal inquiry it is conducting as well as the office of the United States Attorney for the Middle District of Tennessee and intends to cooperate fully with all government inquiries. Although the investigation focused on a number of items, the investigation was primarily conducted to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable contract terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles.
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

     Consistent with the conclusions reached by the Audit Committee, the Company is restating the audited consolidated financial statements for the years ended December 31, 2003 and 2004, its unaudited selected financial data for the years ended December 31, 2001 and 2002 and its unaudited condensed consolidated financial statements for the first and second quarters of 2005. Previously filed or furnished financial information for such periods should not be relied upon. Further, the Company is also restating its beginning retained earnings balance as of January 1, 2001.
     Refer to Item 9A “Controls and Procedures” of this Annual Report for further discussion of the impact of the restatement adjustments on management’s conclusions with respect to controls and procedures, as well as the Company’s actions taken in response to the findings from the Audit Committee investigation. Refer to Item 1. “Business—Significant Developments,” and Item 1A. “Risk Factors” for further discussion of potential legal and other matters which could have a material adverse effect on the Companys financial condition and results of operations. Refer to Note 3 in the consolidated financial statements for further discussion of the restatement related to 2003 and 2004.
     The following summarizes the impact of the restatement adjustments for the respective periods on previously reported net income (loss) (in thousands):

	Six Months Ended
	June 30, 2005	Year Ended December 31
	(Unaudited)	2004	2003	2002	2001
Net income (loss) as previously reported	$7,060	$9,012	$11,875	$11,901	$(45,006)
Restatement adjustments by category:
Pricing adjustment including interest	(229)	(431)	(1,239)	(651)	(1,404)
Accruals and reserves	(278)	72	616	(20)	(35)
Other	(87)	(127)	96	76	188

Total adjustments prior to income taxes	(594)	(486)	(527)	(595)	(1,251)
Income tax adjustments	238	1,384	—	—	(233)

Total adjustments	(356)	898	(527)	(595)	(1,484)

Restated net income (loss)	$6,704	$9,910	$11,348	$11,306	$(46,490)

     In addition to the effects on previously reported net income outlined above, the Company is also restating its beginning retained earnings at January 1, 2001 by a reduction of $347,000.
     Descriptions of the categories of the restatement adjustments for the periods presented are set forth below.
Pricing Adjustment
     In certain instances, SPP did not charge its customers (including PHS) in accordance with applicable contracts. The Audit Committee’s investigation involved testing the amounts SPP charged for pharmaceuticals against SPP’s purchase invoice cost or the applicable third-party reference price. The Audit Committee’s investigation also estimated rebates received by SPP from manufacturers for the purchase of certain pharmaceuticals, savings that SPP realized in purchasing certain pharmaceuticals from alternative sources (“buy-in savings”), and the dollar amounts of returns to SPP of pharmaceutical products. The Company, in consultation with special pharmaceutical counsel, determined the requirements of each of PHS’ or SPP’s contracts with respect to the pricing of pharmaceuticals sold as well as any contractually required sharing of rebates, savings and credits for returns described above. Applying that information to the results of the testing, the Company then concluded that, in certain instances, SPP charged customers more than SPP’s purchase invoice cost or the applicable third-party reference price. The Company further concluded that SPP failed to properly credit customers with discounts, rebates or buy-in savings and, in certain instances, failed to provide customers with contractually required credit for the return of pharmaceutical products. As a result, the Company intends to provide aggregate refunds to affected customers of approximately $3.7 million through June 2005, plus $0.6 million of interest calculated using the applicable federal rate (which ranged from 4% to 9%) during the period covered by the investigation. The Company also concluded that SPP charged some customers less than should have been charged under applicable contracts relative to SPP’s purchase invoice cost or the applicable third party reference price. Such amounts total approximately $5.9 million from September 2000 to June 2005; however, because collectibility of such amounts is uncertain, these amounts have not been recognized as revenue.
Accruals and Reserves
     The Company determined that accruals and reserves maintained by SPP were not established and utilized in accordance with generally accepted accounting principles as key members of SPP’s senior management inappropriately established and used certain reserves during various periods over the last five years to more closely match SPP’s reported earnings to its budgeted results. The effect of the adjustments related to this matter necessitated by the internal investigation has been determined by the Company to be an increase in previously reported pre-tax income of approximately $355,000, in the aggregate, since January 1, 2001.
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
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing the managed care including the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided, administered or contracted for are recognized in the period in which they are provided based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. An actuarial analysis is also prepared at least quarterly by an independent actuary to evaluate the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay.
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2005, 2004 and 2003, the Company recorded decreases of approximately $2.2 million and $1.2 million and an increase of approximately $0.9 million, respectively, to its prior year claims liabilities as a result of differences between actual and estimated claims experience.
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
     At December 31, 2005, SPP has approximately $7.0 million in unbilled receivables primarily resulting from management’s decision to temporarily suspend billings to SPP customers beginning in September 2005 until certain findings of the internal investigation into matters at SPP had been reviewed by the Company. In February of 2006, SPP submitted invoices to its customers for these amounts. As of March 24, 2006, approximately $2.4 million of payments have been received related to these amounts. In addition, at December 31, 2005, SPP has approximately $1.3 million in billed receivables that were over 61 days past due. The Company has recorded no reserves related to these amounts, as it believes that the amounts represent valid receivables that will be collected now that the Audit Committee’s investigation of matters at SPP has been concluded.
     In addition to the SPP receivables discussed above, at December 31, 2005, the Company had approximately $4.6 million of billed receivables due from former clients, approximately $1.7 million of which are due from clients whose contracts expired prior to December 31, 2004. In addition to the billed receivables due from former clients at December 31, 2005, the Company also has approximately $6.1 million of unbilled receivables related to former clients which represent aggregate pool receivable amounts not yet billable based on stated contract terms. Approximately $4.8 million of this unbilled receivable amount relates to three clients whose contracts expired prior to December 31, 2004. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of collectibility related to these receivables.
     In addition to the receivables discussed above, the Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where its concludes that a loss from such disputes is probable. At December 31, 2005, the Company is involved in a dispute with one client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $600,000 of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
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
     State of Kansas Department of Corrections. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under several non-cancelable contracts including the State of Kansas Department of Corrections (the “Kansas DOC”) contract. During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated due to an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract, which was to expire in June 2005. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations.
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
     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company has no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract, therefore the operating results of this contract have been reclassified to discontinued operations for all periods presented. Under the terms of the Company’s agreement with HCS, the Company agreed to pay HCS net consideration of $5.6 million in 21 monthly installments, which commenced October 31, 2003 and continued through June 30, 2005. As of June 30, 2005, the Company had fulfilled its obligations under the agreement with HCS. As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts. This decrease in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations.
     Maryland Department of Public Safety and Correctional Services. The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the consumer price index.
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
     Baltimore County. In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. If this happens, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the year ended December 31, 2005, this contract had a net loss of approximately $0.2 million on revenues of approximately $3.3 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
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

     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. However, the Company is effectively self-insured resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002, 2003, 2004 and 2005. For 2002, 2003, 2004 and 2005, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. The Company’s ultimate premium for its 2002, 2003, 2004 and 2005 policies will depend on the final incurred losses related to each of these separate policy periods. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves recommended by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings. In 2005, 2004 and 2003, the Company recorded increases of approximately $4.3 million, $4.7 million and $0.7 million, respectively, to its prior year claims reserves as a result of adverse development.
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
     At December 31, 2005, the Company’s reserves for known and incurred but not reported claims totaled $24.6 million. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meets its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known. Future changes to the Company’s estimates of required reserves for medical malpractice liability, such as those described above, could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At December 31, 2005, the Company had approximately $7.0 million in accrued liabilities for employee health and workers’ compensation claims. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual stop loss provisions. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claims history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserves. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above and such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2005, 2004 and 2003, the Company recorded a decrease of approximately $1.4 million, an increase of approximately $0.2 million and a decrease of approximately $0.8 million, respectively, to its prior year other self-insurance reserves as a result of differences between actual and estimated claims experience.
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

Intangible Assets and Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2005. Based on the results of this annual review, management has determined that goodwill is not impaired as of December 31, 2005. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $6.6 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At December 31, 2005, the Company’s valuation allowance of approximately $0.3 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Healthcare revenues	100.0%	100.0%	100.0%
Healthcare expenses	93.8	91.4	92.4

Gross margin	6.2	8.6	7.6
Selling, general and administrative expenses	3.2	3.4	4.0
Discontinued acquisition expenses	0.1	—	—
Audit Committee investigation and related expenses	0.7	—	—
Depreciation and amortization	0.7	0.7	1.0
Charge for settlement of Florida legal matter	—	1.0	—

Income from operations	1.5	3.5	2.6
Interest, net	0.2	0.4	1.0
Late fee income	—	—	—

Income from continuing operations before income taxes	1.3	3.1	1.6
Income tax provision (benefit)	0.6	(0.6)	0.2

Income from continuing operations	0.7	3.7	1.4
Income (loss) from discontinued operations, net of taxes	0.1	(1.8)	1.6

Net income	0.8	1.9	3.0

As discussed in Note 6 of the Company’s consolidated financial statements, the Company is applying the discontinued operations provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), to all correctional healthcare service contracts that expire subsequent to January 1, 2002. SFAS No. 144 requires the Company to follow the income statement presentation format described in SFAS No. 144. The results of operations of contracts that expire, less applicable income taxes, are classified on the Company’s consolidated statements of operations separately from continuing operations. The presentation prescribed for discontinued operations requires the collapsing of healthcare revenues and expenses, as well as other specifically identifiable costs, into the income or loss from discontinued operations. Items such as indirect selling, general and administrative expenses or interest expense cannot be allocated to expired contracts. The application of the SFAS No. 144 accounting presentation to expired contracts has no impact on net income, earnings per share, total cash flows or stockholders’ equity. As a result of the application of SFAS No. 144, “healthcare revenues” and “healthcare expenses” on the Company’s consolidated statements of operations for any period presented will only include revenues and expenses from continuing contracts.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 (Restated)
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2005 increased $45.6 million, or 8.8%, from $517.1 million in 2004 to $562.7 million in 2005. Healthcare revenues in 2005 included $26.8 million of revenue growth resulting from eleven new correctional healthcare services contracts added in 2005 and 2004 through marketing activities. Correctional healthcare services contracts in place at December 31, 2003 and in continuing operations at December 31, 2005, experienced revenue growth of 5.5% consisting of an increase in revenue of $26.3 million during 2005 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $7.5 million primarily as a result of the loss of two distribution customers in June 2005. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2005 increased $55.3 million, or 11.7%, from $472.5 million in 2004 to $527.8 million in 2005. Expenses related to new correctional healthcare services contracts added in 2004 and 2005 through marketing activities accounted for $25.9 million of the increase. Correctional healthcare services contracts in place at December 31, 2003 and in continuing operations at December 31, 2005 accounted for $33.0 million of the increase as a result of increases in the levels of staff and staff compensation, increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts and increases in medical malpractice expenses. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $3.6 million primarily as a result of the decrease in SPP pharmaceutical distribution revenue discussed above.
     Approximately $0.1 million in negative operating margin related to the Company’s loss contract classified as continuing operations was charged against the loss contract reserve during the year ended December 31, 2004. There was no negative operating margin related to the Company’s loss contract classified as continuing operations charged against the loss contract reserve during the year ended December 31, 2005. The amounts charged against the Company’s loss contract reserve which are classified as continuing operations are related to the Company’s contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007 with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. If this happens, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the year ended December 31, 2005, this contract had a net loss of approximately $0.2 million on revenues of approximately $3.3 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2005 increased $0.6 million from $17.5 million, or 3.4% of revenue, in 2004 to $18.1 million, or 3.2% of revenue, in 2005. The percentage of revenue decrease is primarily the result of the increase in healthcare revenues discussed above. Approximately $0.6 million and $0.8 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the years ended December 31, 2005 and 2004, respectively.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.7 million, or 0.1% of healthcare revenues, for the year ended December 31, 2005. There were no discontinued acquisition expenses incurred in the year ended December 31, 2004. The discontinued acquisition expenses incurred in the year ended December 31, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $3.7 million, or 0.7% of healthcare revenues, for the year ended December 31, 2005. There were no Audit Committee investigation and related expenses incurred in the year ended December 31, 2004. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2005 related to an internal investigation conducted by the Audit Committee primarily to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable contract terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles. The Company expects to record an additional $3.0 million to $4.0 million of Audit Committee investigation and related expenses relating to the internal investigation of matters at SPP in 2006. See Note 3 of the Company’s Consolidated Financial Statements for further discussion of the Audit Committee investigation.
     Depreciation and amortization. Depreciation and amortization expense for each of the years ended December 31, 2005 and 2004 was $4.0 million and $3.8 million, respectively.
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
     Interest, net. Net interest expense decreased to $1.2 million, or 0.2% of revenue in 2005, from $1.9 million, or 0.4% of revenue in 2004, as a result of a reduction in average borrowings outstanding.
     Late fee income. Late fee income was $0.2 million for the year ended December 31, 2005. There was no late fee income received in the year ended December 31, 2004. The late fee income received in the year ended December 31, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision (benefit). The income tax provision for the year ended December 31, 2005 was $3.2 million, or 0.6% of revenue, as compared to an income tax benefit of $2.8 million, or 0.6% of revenue, in 2004. During the quarter ended June 30, 2004, the Company recorded an income tax benefit of $6.6 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets. This credit was partially offset by a tax provision recorded for the last six months of 2004 and recognition of a tax contingency reserve of approximately $0.5 million. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets.
     Income from continuing operations. Income from continuing operations for the year ended December 31, 2005 was $4.2 million, or 0.7% of revenue, as compared with $19.0 million, or 3.7% of revenue, in 2004. The decrease is due to the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations, net of taxes for the year ended December 31, 2005 was $0.2 million, or 0.1% of revenue, as compared with a loss from discontinued operations, net of taxes of $9.1 million, or 1.8% of revenue, in 2004. Income from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s Consolidated Financial Statements for further discussion of SFAS No. 144. Approximately $6.7 million and $6.6 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the years ended December 31, 2005 and 2004, respectively.
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
     Net income. Net income for the year ended December 31, 2005 was $4.4 million, or 0.8% of revenue, as compared with net income of $9.9 million, or 1.9% of revenue, in 2004. The decrease is due to the factors discussed above.
Year Ended December 31, 2004 (Restated) Compared to Year Ended December 31, 2003 (Restated)
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2004 increased $137.2 million, or 36.1%, from $379.9 million in 2003 to $517.1 million in 2004. Healthcare revenues in 2004 included $99.8 million of revenue growth resulting from new correctional healthcare services contracts added in 2004 and 2003. Correctional healthcare services contracts in place at December 31, 2002 and in continuing operations at December 31, 2005, experienced revenue growth of 12.0% consisting of an increase in revenue of $37.4 million during 2004 as the result of contract renegotiations and automatic price adjustments. Additionally, SPP pharmaceutical distribution revenue remained consistent at $42.3 million as volume declined approximately 9% which was offset by an increase in pharmaceutical prices. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2004 increased $121.4 million, or 34.6%, from $351.1 million in 2003 to $472.5 million in 2004. Expenses related to new correctional healthcare services contracts added in 2003 and 2004 through marketing activities accounted for $88.7 million of the increase. Correctional healthcare services contracts in place at December 31, 2002 and in continuing operations at December 31, 2005 accounted for $34.3 million of the increase as a result of increases in the levels of staff and staff compensation, increases in off-site utilization and increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $1.6 million which is primarily due to the decline in volume discussed above. Approximately $0.1 million and $0.3 million in negative operating margin related to the Company’s loss contracts was charged against the loss contract reserve during the years ended December 31, 2004 and 2003, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2004 increased $2.6 million from $14.9 million, or 4.0% of revenues, in 2003 to $17.5 million, or 3.4% of revenues, in 2004. Approximately $0.8 million and $0.5 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the years ended December 31, 2004 and 2003, respectively.
     Depreciation and amortization. Depreciation and amortization expense decreased from $4.0 million in 2003 to $3.8 million in 2004.
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
     Interest, net. Net interest expense decreased to $1.9 million or 0.4% of revenue in 2004 from $3.8 million or 1.0% of revenue in 2003 primarily as a result of a reduction in average borrowings outstanding.
     Income tax provision (benefit). The income tax benefit for the year ended December 31, 2004 was $2.8 million, or 0.6% of revenue, as compared with an income tax provision of $0.8 million or 0.2% of revenue in 2003. The income tax provision for the year ended December 31, 2003 represents state income taxes paid and is significantly lower than the Company’s statutory tax rate due to the valuation allowance that was applied to the Company’s deferred tax assets during that period. During the quarter ended June 30, 2004, the Company recorded an income tax benefit of $6.6 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets. This credit was partially offset by a tax provision recorded for the last six months of 2004 and recognition of a tax contingency reserve of approximately $0.5 million. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets.
     Income from continuing operations. Income from continuing operations for the year ended December 31, 2004 was $19.0 million, or 3.7% of revenue, as compared with $5.4 million, or 1.4% of revenue in 2003. The increase is due to the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. Loss from discontinued operations, net of taxes for the year ended December 31, 2004 was $9.1 million, or 1.8% of revenue, as compared with income from discontinued operations, net of taxes for the year ended December 31, 2003 of $6.0 million, or 1.6% of revenue. Income (loss) from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s consolidated financial statements for further discussion of SFAS No. 144. Approximately $6.6 million and $3.7 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the year ended December 31, 2004 and 2003, respectively.
     The loss from discontinued operations, net of taxes, for 2004 was adversely impacted by the $12.8 million increase in the Company’s reserve for loss contracts which is discussed above.

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
     Also included in income (loss) from discontinued operations, net of taxes, for 2003 is a third quarter decrease in the reserve for loss contracts of $1.7 million. On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company had no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract. Under the terms of the Company’s agreement with HCS, the Company agreed to pay HCS net consideration of $5.6 million in 21 monthly installments, commencing October 31, 2003, and continuing through June 30, 2005. The net consideration of $5.6 million is comprised of payments of $6.5 million to assume the Company’s obligations under the Kansas DOC contract, less $0.9 million of fixed assets and inventory purchased from the Company by HCS.
     The second quarter 2003 increase in the reserve of $4.5 million and the third quarter 2003 decrease of $1.7 million in the reserve for loss contracts are reflected as components of income (loss) from discontinued operations, net of taxes, in the Company’s consolidated statements of operations.
     Net income. Net income for the year ended December 31, 2004 was $9.9 million or 1.9% of revenue, as compared with $11.3 million, or 3.0% of revenue, in 2003. The decrease is due to the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $4.4 million at December 31, 2005 compared to negative working capital of $6.4 million at December 31, 2004 (restated). The improvement in working capital of $10.8 million in 2005 was primarily the result of an increase of $6.5 million in accounts receivable which resulted from a combination of certain client receivables becoming past due and an increase in risk sharing receivables not yet billable to clients based on stated contract terms. For further discussion related to aged receivables, see Note 8 to the Company’s consolidated financial statements included in Item 8. Days sales outstanding in accounts receivable were 61 at December 31, 2005 while accounts payable days outstanding at December 31, 2005 were 49 and medical claims liability days outstanding at December 31, 2005 were 105. Days sales outstanding in accounts receivable were 50 at December 31, 2004 while accounts payable days outstanding at December 31, 2004 were 63 and medical claims liability days outstanding at December 31, 2004 were 69. The increase of 11 days sales outstanding from December 31, 2004 to December 31, 2005 was primarily due to an increase in past due accounts receivable and an increase in risk sharing receivables not yet billable to clients based on stated contract terms.
     The Company generated net income of $4.4 million for the year ended December 31, 2005 compared to net income of $9.9 million for the year ended December 31, 2004. The Company had stockholders’ equity of $56.0 million at December 31, 2005 as compared to $52.9 million at December 31, 2004. The Company had no cash and cash equivalents at December 31, 2005, a decrease from $7.2 million at December 31, 2004. The Company had restricted cash of $4.2 million at December 31, 2005 used to collateralize outstanding letters of credit. The overall decrease in cash and restricted cash combined was primarily the result of cash flow used in operations. The Company’s outstanding balance on its line of credit increased to $12.5 million at December 31, 2005. The Company had no debt outstanding at December 31, 2004.
     Cash flows from operating activities represent net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as increases or reductions in the reserve for loss contracts. Cash flows used in operating activities were $10.6 million for the year ended December 31, 2005 as compared with cash flows provided by operating activities of $9.8 million for the year ended December 31, 2004. The decrease in cash flows from operating activities of $20.4 million was primarily due to an increase of $6.5 million in outstanding accounts receivable which resulted from a combination of certain client receivables becoming past due and an increase in risk sharing receivables not yet billable to clients based on stated contract terms and a decrease of $13.8 million in accounts payable.
     Cash flows used in investing activities were $3.4 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.
     Cash flows provided by financing activities during the year ended December 31, 2005 were $6.8 million and include borrowings on the line of credit totaling $12.5 million and cash receipts of $1.5 million resulting from stock option exercises and the issuance of common stock under an employee stock purchase plan offset by purchases of stock through the Company’s stock repurchase program totaling $3.0 million and restricted cash used to collateralize letters of credit totaling $4.2 million. Cash flows used in financing activities during the year ended December 31, 2004 were $1.0 million.
     Credit Facility
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance at December 31, 2005. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $10.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2005, the Company had borrowings outstanding under the Credit Agreement totaling $12.5 million with $8.2 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP of $20.0 million at December 31, 2005, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million through October 31, 2006, $10.0 million from November 1, 2006 to October 31, 2007 and $7.5 million from November 1, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) plus any additional amounts that Lender may advance, in its sole discretion, to achieve the Minimum Borrowing Balance, or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR rate plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement less a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP for the month and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 5.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the additional borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a typical requirement in commercial credit agreements, allows the Lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.
     Beginning March 31, 2006, the Credit Agreement will require the Company to achieve a minimum level of EBITDA of $3.0 million on a rolling three-month measurement period. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and expenses arising out of the Audit Committee investigation into matters at SPP, minus gains on asset sales outside the normal course of business, extraordinary or non-recurring gains, and utilization of the Company’s loss contract reserve.
     Beginning March 31, 2006, the Credit Agreement will also require the Company to maintain a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared.
     The Credit Agreement also contains restrictions on the Company with respect to certain types of transactions, including payment of dividends, indebtedness and sales or transfers of assets.

     The Company is dependent on the availability of borrowings pursuant to the Credit Agreement to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2006. Management believes that the Company can comply with the terms of the Credit Agreement and meet its expected obligations throughout 2006. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.
     Contractual Obligations And Commercial Commitments
     The Company has certain contractual obligations as of December 31, 2005, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$1,550	$2,274	$222	$—
Revolving credit facility	12,500	—	—	—
Professional and general liability claims	8,899	9,166	4,383	2,152

Total	$22,949	$11,440	$4,605	$2,152

     The amounts included in the table above do not include future cash payments for interest. As discussed further above, although the Company’s revolving credit facility does not mature until October 31, 2008, it is classified as a current liability under the guidance of EITF Issue No. 95-22. At December 31, 2005, the Company was contingently liable for $17.4 million of performance bonds. The performance bonds are collateralized by the standby letters of credit.
     Off-Balance Sheet Transactions
     As of December 31, 2005, the Company did not have any off-balance sheet financing transactions or arrangements except the $4.0 million standby letters of credit utilized to secure performance bonds.
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
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion (“APB”) No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of the Company’s consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2005 and 2004 for such excess tax deductions was $0.1 million and $0.5 million, respectively. No amounts were recognized in the Company’s cash flows statements for 2003 as the Company had a deferred tax valuation allowance in that year.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Credit Agreement in 2005. The Credit Agreement carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have would have had no material effect on interest expense paid under the Credit Agreement. Interest expense represents 0.2% and 0.4% of the Company’s revenues, respectively, for the years ended December 31, 2005 and 2004. The Company’s total debt outstanding of $12.5 million at December 31, 2005 represents 6.1% of the Company’s total liabilities and stockholders’ equity.
Item 8. Financial Statements and Supplementary Data
     The Company’s Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated March 24, 2006, begin on page F-1 of this Annual Report on Form 10-K.
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
     As of December 31, 2005, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective at December 31, 2005, in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings.
     Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management identified the following control deficiencies that the Company has concluded are material weaknesses in internal control over financial reporting as of December 31, 2005:
•	Ineffective design and operating effectiveness of entity level monitoring controls over the Company’s SPP subsidiary.
     Entity level monitoring controls over the Company’s SPP subsidiary that reasonably assure corporate policies are followed and transactions are appropriately recorded were not designed or operating effectively to reduce to remote the likelihood that material errors in health-care revenues, health-care expenses, accounts receivable, inventories and accrued expenses would be prevented or detected in a timely manner. This material weakness resulted in restatements of previously issued financial statements.
•	Ineffective design and operating effectiveness of controls over capturing SPP customer contract billing information and billing SPP customers in accordance with the terms of contracts.
     Controls that reasonably assure the accurate and timely capture of SPP customer contract billing information and billing of SPP customers in accordance with contract terms were not designed or operating effectively to reduce to remote the likelihood that material errors in health-care revenues and accounts receivable would be prevented or detected in a timely manner. This material weakness resulted in restatements of previously issued financial statements.
     As a result of the material weaknesses discussed above, management has concluded that, as of December 31, 2005, the Company’s system of internal control over financial reporting was not effective based on the COSO criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on pages 38 and 39.

     Remediation of Material Weaknesses
     With respect to the material weaknesses discussed above, management performed additional procedures in connection with the preparation of the Company’s financial statements for the year ended December 31, 2005. These procedures included:
•	The use of legal counsel specializing in pharmaceutical matters to provide interpretations of all SPP customer contracts.

•	Utilizing the contract interpretations above, the Company with the assistance of third party accounting resources, recalculated SPP’s revenue for the period.

•	Company personnel expanded their review of SPP account reconciliations and transactions.
     In addition to the procedures performed in connection with the preparation of the Company’s 2005 financial statements outlined above, management has also implemented, or is in the process of implementing, the following changes to the internal control systems and procedures at SPP:
•	Policies have been developed and communicated to SPP management concerning the clarity of definitions regarding pricing and returns policies to be used in proposals and contracts.

•	All proposals, new client contracts and amendments to existing client contracts must be reviewed and approved as to form by the Legal and Finance Departments of the Company prior to delivery or execution.

•	The significant terms of all proposals must be reviewed and approved by Executive Management of the Company prior to delivery.

•	Changes to customer pricing rules in SPP’s information system must be reviewed and approved by the Legal and Finance Departments of the Company prior to implementation of the changes.

•	Documentation of changes to the customer pricing rules must be maintained by SPP with a copy of all changes sent to the Legal Department of the Company.

•	The Controller of SPP now reports directly to the Finance Department of the Company rather than to management of SPP.

•	Monthly account reconciliations of SPP are being reviewed by the Finance Department of the Company.
     The Company did not amend its previously filed Annual Reports on Forms 10-K or Quarterly Reports on Forms 10-Q for the financial statement restatement, and accordingly, management has not reassessed the effectiveness of internal controls and disclosure controls and procedures as of December 31, 2004.
     Changes in Internal Controls
     Other than as expressly noted above in this Item 9A, there have been no changes in the Company’s internal control over financial reporting during the period covered by this annual report that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Stockholders of America Service Group Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that America Service Group Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
     Ineffective design and operating effectiveness of entity level monitoring controls over the Company’s pharmaceutical distribution subsidiary. Entity level monitoring controls over the Company’s pharmaceutical subsidiary that reasonably assure corporate policies are followed and transactions are appropriately recorded were not designed or operating effectively to reduce to remote the likelihood that material errors in health care revenues, health care expenses, accounts receivable, inventories and accrued expenses would be prevented or detected in a timely manner. This material weakness resulted in restatements of previously issued financial statements.
     Ineffective design and operating effectiveness of controls over capturing customer contract billing information and billing customers in accordance with the terms of contracts at the Company’s pharmaceutical distribution subsidiary. Controls that reasonably assure the accurate and timely capture of customer contract billing information and billing of customers in accordance with contract terms at the Company’s pharmaceutical distribution subsidiary were not designed or operating effectively to reduce to remote the likelihood that material errors in health care revenues and accounts receivable would be prevented or detected in a timely manner. This material weakness resulted in restatements of previously issued financial statements.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s 2005 consolidated financial statements, and this report does not affect our report dated March 24, 2006, on those consolidated financial statements.

     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 24, 2006

PART III
Item 10. Directors and Executive Officers of the Registrant
     For information regarding the Directors and Executive Officers of the Company, the heading “Information as to Directors, Nominees and Executive Officers” and the subsection “Compliance with Section 16(a) of the Securities Exchange Act” under the heading “Additional Information” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on June 14, 2006 (the “Company’s 2006 Proxy Statement”) and the accompanying text are incorporated herein by reference.
     America Service Group Code Of Ethics
     America Service Group has a Business Ethics Policy that applies to all its employees, including senior executives. This ethics policy may be viewed on the Company’s web site at www.asgr.com. Any changes to this policy will be reflected in the web site.
Item 11. Executive Compensation
     The subsections under the heading “Information as to Directors, Nominees and Executive Officers” entitled “Committees and Meetings” and “Compensation of Directors” and the heading entitled “Executive Compensation” in the Company’s 2006 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The headings “Security Ownership of Directors and Officers,” “Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2006 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The heading “Certain Transactions” in the Company’s 2006 Proxy Statement and the accompanying text is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The heading “Independent Public Accountants” in the Company’s 2006 Proxy Statement and the accompanying text is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) (1) Financial Statements
     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.
     (2) Financial Statement Schedule
Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.
     (3) Exhibits

Exhibit	Description

2.1	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.2	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

4.2	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	Registration Rights Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.2	Employment Agreement, dated March 28, 2006, between Richard Hallworth and America Service Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006).*

10.3	America Service Group Inc. 401(k) Retirement Savings Plan, 2002 Amendment and Restatement (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.4	Amended and Restated Employment Agreement, dated September 1, 1998, between Michael Catalano and America Service Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ending September 30, 1998).*

10.5	America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.6	America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 16, 2004, which Definitive Proxy Statement was filed on April 29, 2004).*

10.7	Employment Agreement, dated October 15, 2001, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001).*

10.8	Consulting Agreement with healthprojects, LLC, dated April 22, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 26, 2005).

10.9	Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability

Exhibit	Description

company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005).

10.10	Employment Agreement, dated January 11, 2004, between America Service Group Inc. and Richard D. Wright (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.11	Contract between Prison Health Services, Inc. and the Alabama Department of Corrections.

10.12	Contract between Prison Health Services, Inc, and the New York City Department of Health and Mental Hygiene.

10.13	Contract dated December 30, 2005 between Prison Health Services, Inc., a Delaware corporation, and the Florida Department of Corrections. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2006)

10.14	Employment Agreement, dated March 24, 1998, between Lawrence H. Pomeroy and America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2004).*

10.15	Employment Agreement, dated September 20, 2000, by and between America Service Group Inc. and Trey Hartman (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 3, 2005).*

10.16	Amended and Restated Employee Stock Purchase Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.17	Summary of Director and Executive Officer Compensation.*

10.18	Reserved.

10.19	Form of Director Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.20	Form of Employee Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan. (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.21	Form of Director Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan. (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.22	Form of Employee Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.23	Form of Employee Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan. (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.24	Form of Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25	Stock Purchase Agreement, dated as of December 18, 1998, between the Company and InPhyNet Administrative Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 5, 1999).

10.26	First Amendment to Stock Purchase Agreement, dated as of January 26, 1999, between the Company and InPhyNet Administrative Services, Inc. (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.27	Contract between Prison Health Services, Inc. and the Commonwealth of Pennsylvania Department of Corrections. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2003)

10.28	Contract Modification Agreement No. 1 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc.

10.29	Contract Modification Agreement No. 2 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc.

10.30	First Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated October 31, 2005, between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana

Exhibit	Description

limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on March 16, 2006).

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

AMERICA SERVICE GROUP INC.

By:	/s/ MICHAEL CATALANO

Michael Catalano
Chairman, President and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

Signatures	Title

/s/ MICHAEL CATALANO	Chairman, President and Chief Executive Officer
Michael Catalano	(Principal Executive Officer)

/s/ MICHAEL W. TAYLOR	Senior Vice President, Chief Financial Officer and Treasurer
Michael W. Taylor	(Principal Financial and Accounting Officer)

/s/ WILLIAM D. EBERLE	Director
William D. Eberle

/s/ BURTON C. EINSPRUCH	Director
Burton C. Einspruch

/s/ MICHAEL E. GALLAGHER	Director
Michael E. Gallagher

/s/ CAROL R. GOLDBERG	Director
Carol R. Goldberg

/s/ RICHARD D. WRIGHT	Director
Richard D. Wright

AMERICA SERVICE GROUP INC.
     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of America Service Group Inc.
     We have audited the accompanying consolidated balance sheets of America Service Group Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule referenced at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003 have been restated.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 24, 2006

AMERICA SERVICE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)

	December 31,
	2005	2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,191
Restricted cash	4,200	—
Accounts receivable: healthcare and other, less allowances of $698, and $162, respectively	99,712	93,242
Inventories	6,546	7,511
Prepaid expenses and other current assets	18,976	17,186
Current deferred tax assets	7,575	10,733

Total current assets	137,009	135,863
Property and equipment, net	6,336	5,357
Goodwill, net	43,813	43,813
Contracts, net	7,166	8,793
Other intangibles, net	845	1,076
Other assets	10,068	12,548

Total assets	$205,237	$207,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,023	$49,786
Accrued medical claims liability	31,122	25,808
Accrued expenses	44,478	48,709
Deferred revenue	8,533	11,869
Current portion of loss contract reserve	—	6,062
Revolving credit facility classified as current	12,500	—

Total current liabilities	132,656	142,234
Noncurrent portion of payables and accrued expenses	15,701	11,259
Noncurrent deferred tax liabilities	876	1,017

Total liabilities	149,233	154,510

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2005 and 2004; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at December 31, 2005 and 2004; 10,761,526 and 10,811,093 shares issued and outstanding at December 31, 2005 and 2004, respectively	108	108
Additional paid-in capital	53,987	55,203
Deferred compensation	(228)	(143)
Retained earnings (accumulated deficit)	2,137	(2,228)

Total stockholders’ equity	56,004	52,940

Total liabilities and stockholders’ equity	$205,237	$207,450

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Healthcare revenues	$562,676	$517,060	$379,936
Healthcare expenses	527,849	472,488	351,109

Gross margin	34,827	44,572	28,827
Selling, general, and administrative expenses	18,100	17,543	14,879
Discontinued acquisition expenses	658	—	—
Audit Committee investigation and related expenses	3,702	—	—
Depreciation and amortization	4,021	3,760	3,969
Charge for settlement of Florida legal matter	—	5,200	—

Income from operations	8,346	18,069	9,979
Interest, net	1,218	1,872	3,796
Late fee income	249	—	—

Income from continuing operations before income tax provision (benefit)	7,377	16,197	6,183
Income tax provision (benefit)	3,218	(2,811)	829

Income from continuing operations	4,159	19,008	5,354
Income (loss) from discontinued operations, net of taxes	206	(9,098)	5,994

Net income	$4,365	$9,910	$11,348

Net income per common share — basic:
Income from continuing operations	$0.38	$1.77	$0.56
Income (loss) from discontinued operations, net of taxes	0.02	(0.85)	0.62

Net income	$0.40	$0.92	$1.18

Net income per common share – diluted:
Income from continuing operations	$0.38	$1.72	$0.54
Income (loss) from discontinued operations, net of taxes	0.01	(0.82)	0.61

Net income	$0.39	$0.90	$1.15

Weighted average common shares outstanding:
Basic	10,823,602	10,721,138	9,596,987

Diluted	11,063,655	11,047,522	9,906,135

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(shown in 000’s except share amounts)

						Retained
			Additional	Stockholders’		Earnings
	Common Stock		Paid-In	Notes	Deferred	(Accumulated
	Shares	Amount	Capital	Receivables	Compensation	Deficit)	Total
Balance at December 31, 2002 (restated)	9,183,297	$92	$36,530	$(1,241)	$—	$(23,480)	$11,901
Net income (restated)	—	—	—	—	—	11,348	11,348

Total comprehensive income (restated)							11,348
Issuance of common stock under employee stock plan	53,502	1	379	—	—	—	380
Exercise of options and related tax benefits	1,313,117	13	11,171	—	—	—	11,184
Exercise of warrants	31,914	—	—	—	—	—	—
Interest income on stockholders’ notes receivable	—	—	—	(59)	—	—	(59)
Proceeds from stockholders’ notes receivable	—	—	—	1,252	—	—	1,252

Balance at December 31, 2003 (restated)	10,581,830	106	48,080	(48)	—	(12,132)	36,006
Net income (restated)	—	—	—	—	—	9,910	9,910

Total comprehensive income (restated)							9,910
Issuance of common stock under employee stock plan	37,599	—	515	—	—	—	515
Exercise of options and related tax benefits	184,378	2	2,493	—	—	—	2,495
Reversal of deferred tax valuation allowance	—	—	3,940	—	—	—	3,940
Issuance of restricted shares	7,500	—	175	—	(175)	—	—
Amortization of deferred compensation	—	—	—	—	32	—	32
Cash in lieu of stock split fractional shares	(214)	—	—	—	—	(6)	(6)
Interest income on stockholder note receivable	—	—	—	(2)	—	—	(2)
Proceeds from stockholder note receivable	—	—	—	50	—	—	50

Balance at December 31, 2004 (restated)	10,811,093	108	55,203	—	(143)	(2,228)	52,940
Net income	—	—	—	—	—	4,365	4,365

Total comprehensive income							4,365
Issuance of common stock under employee stock plan	36,411	—	600	—	—	—	600
Exercise of options and related tax benefits	54,122	1	980	—	—	—	981
Issuance of restricted shares	9,000	—	175	—	(175)	—	—
Amortization of deferred compensation	—	—	—	—	90	—	90
Repurchase and retirement of common stock	(149,100)	(1)	(2,971)	—	—	—	(2,972)

Balance at December 31, 2005	10,761,526	$108	$53,987	$—	$(228)	$2,137	$56,004

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$4,365	$9,910	$11,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,084	3,926	4,201
Loss on retirement of fixed assets	138	—	179
Finance cost amortization	501	639	566
Stock option income tax benefits	98	541	—
Deferred income taxes	3,017	(5,776)	—
Amortization of deferred compensation	90	32	—
Increase in loss contract reserve	1,295	12,800	2,786
Interest on stockholders’ notes receivable	—	(2)	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,470)	(31,732)	11,153
Inventories	965	(1,016)	(442)
Prepaid expenses and other current assets	(1,790)	(5,082)	996
Other assets	1,991	3,819	(7,240)
Accounts payable	(13,763)	17,727	(12,790)
Accrued medical claims liability	5,314	5,740	6,371
Accrued expenses	211	1,812	8,091
Deferred revenue	(3,336)	3,907	1,759
Loss contract reserve utilization	(7,357)	(7,462)	(4,549)

Net cash provided by (used in) operating activities	(10,647)	9,783	22,370

Cash Flows from Investing Activities
Capital expenditures, net	(3,355)	(2,703)	(1,612)

Net cash used in investing activities	(3,355)	(2,703)	(1,612)

Cash Flows from Financing Activities
Net borrowings (payments) on line of credit facility	12,500	(365)	(40,770)
Net borrowings (payments) on term loan	—	(3,194)	(1,667)
Restricted cash used to collateralize letters of credit	(4,200)	—	6,250
Share repurchases	(2,972)	—	—
Proceeds from stockholders’ notes receivable	—	50	1,252
Issuance of common stock, net	600	509	380
Exercise of stock options	883	1,954	11,184

Net cash provided by (used in) financing activities	6,811	(1,046)	(23,371)

Net increase (decrease) in cash and cash equivalents	(7,191)	6,034	(2,613)
Cash and cash equivalents at beginning of year	7,191	1,157	3,770

Cash and cash equivalents at end of year	$—	$7,191	$1,157

Supplemental Cash Flow Information
Cash paid for interest	$608	$1,255	$3,143

Cash paid for income taxes	$419	$308	$724

Noncash Transactions
Payable to Health Cost Solutions, Inc. (See Note 5)	$—	$—	$5,632

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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
     As more fully discussed in Note 3, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2004 that had been previously filed by the Company. The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement; accordingly the financial statements and related financial information contained in such reports should no longer be relied upon.
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
Use of Estimates
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the recording of the accruals of unbilled medical services calculated based upon a claims payment lag methodology, allowance for doubtful accounts, loss contract reserves, legal contingencies and employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
Fair Value of Financial Instruments
     The Company’s financial instruments reported in the Consolidated Balance Sheets, consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and revolving credit facility. Due to the short term nature of these instruments and the variable interest rate nature of the revolving credit facility, the carrying amounts approximate fair value.
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
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2005, 2004 and 2003, the Company recorded decreases of approximately $2.2 million and $1.2 million and an increase of approximately $0.9 million, respectively, to its prior year claims liabilities as a result of differences between actual and estimated claims experience.
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
Restricted Cash
     Restricted cash represents cash used to collateralize outstanding letters of credit which collateralize certain performance bonds.
Accounts Receivable
     Accounts receivable represent amounts due from state and local governments and certain private entities for healthcare services provided and/or administered by the Company and pharmaceutical sales of the Company. Included in unbilled accounts receivable is the Company’s estimate of revenue earned under risk sharing provisions.
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
     Based on the results of its annual review at December 31, 2005, management has determined that goodwill is not impaired. Future events could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. Contract amortization expense totaled approximately $1.6 million for each of the three years ended December 31, 2005, 2004 and 2003. The estimated useful life of the Company’s contract intangibles was determined by an independent appraisal at the time of the acquisition. Subsequent to the acquisition, the Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis.
     Other intangibles are comprised primarily of non-compete agreements. Amortization of non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $0.2 million for each of the three years ended December 31, 2005, 2004 and 2003.
Other Assets
     Other assets at December 31, 2005 and 2004 include cash deposits totaling approximately $9.8 million and $12.0 million, respectively, which are held by the Company’s professional liability insurer and are not expected to be utilized within the next year. In addition to cash deposits recorded within other assets, the Company has recorded cash deposits for professional liability claims losses totaling $8.4 million and $5.7 million at December 31, 2005 and 2004, respectively, within prepaid expenses and other current assets, which are expected to be utilized within a year. Under the terms of the Company’s professional liability insurance policies for 2005, 2004 and 2003, this cash will be used by the insurer to pay any professional liability claims made against the Company during those years. Each policy includes a retro-premium adjustment under the terms of which any cash deposits in excess of the ultimate losses incurred under these policies after a 42 month period will be refunded to the Company. As discussed further in the Professional and General Liability Insurance section of this Note and Note 21, management monitors the Company’s estimated exposure related to claims made under the policies using external and internal evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Based on this information, management estimates the amount of cash deposits that will be utilized by the insurer to pay losses and the amount that will ultimately be refunded to the Company at the end of the 42-month settlement period.
     Also included in other assets at December 31, 2005 and 2004 are deferred financing costs associated with the Company’s credit facility executed in October 2005 and October 2002, respectively (see Note 14). Such costs are being amortized over the life of the credit facility and are included in interest expense on the accompanying Consolidated Statements of Operations. Amortization expense associated with deferred financing costs was approximately $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The amortization expense in 2005 includes amortization of deferred financing costs associated with the credit facility executed in October 2002 and October 2005. As of December 31, 2005, all costs associated with the credit facility executed in October 2002 have been fully amortized.
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
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling approximately $6.6 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At December 31, 2005, the Company’s valuation allowance of approximately $0.3 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
Professional and General Liability Self-Insurance Retention
     As a healthcare provider, the Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals with whom it contracts. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents.
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. However, due to the use of a large deductible in 2001 and the use of adjustable premium policies in 2002, 2003, 2004 and 2005, the Company is effectively self-insured for professional liability claims incurred under its primary program. In addition to its primary program, the Company also has insurance policies that relate to certain specific healthcare services contracts. For 2002, 2003, 2004 and 2005, the Company is covered by separate policies, each of which contains a 42-month retro-premium with adjustment based on actual losses after 42 months. The Company’s ultimate premium for its 2002, 2003, 2004 and 2005 policies will depend on the final incurred losses related to each of these separate policy periods. Reserves for estimated losses related to known claims are provided for on an undiscounted basis using internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.
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
     At December 31, 2005, the Company’s reserves for known and incurred but not reported claims totaled $24.6 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2005, 2004 and 2003, the Company recorded increases of approximately $4.3 million, $4.7 million and $0.7 million, respectively, to its prior year claims reserves as a result of adverse development. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-funded Insurance Reserves
     As of December 31, 2005, the Company has approximately $7.1 million in accrued liabilities for employee health and workers’ compensation claims. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claims history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserve. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2005, 2004 and 2003, the Company recorded a decrease of approximately $1.4 million, an increase of approximately $0.2 million and a decrease of approximately $0.8 million, respectively, to its prior year other self-insurance reserves as a result of differences between actual and estimated claims experience.
Comprehensive Income
     Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with owners) and includes net income, unrealized gains or losses on derivatives that qualify as hedges, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company’s comprehensive income is presented in the accompanying Consolidated Statements of Changes in Stockholders’ Equity.

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
     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options issued in 2005, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Volatility	0.85	0.85	0.85
Interest rate	4-5%	3-4%	3-4%
Expected life (years)	4.7	4.5	4.0
Dividend yields	0.0%	0.0%	0.0%
     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for each of the three years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003
		(Restated)	(Restated)
Income from continuing operations as reported	$4,159	$19,008	$5,354
Add: Stock based compensation expense included in reported net income, net of taxes	53	19	—
Deduct: Stock based compensation expense determined under SFAS 123, net of taxes	(2,105)	(1,651)	(801)

Pro forma income from continuing operations	2,107	17,376	4,553
Income (loss) from discontinued operations, net of taxes	206	(9,098)	5,994

Pro forma net income attributable to common shares	$2,313	$8,278	$10,547

As reported net income per common share – basic:
As reported income from continuing operations	$0.38	$1.77	$0.56
As reported income (loss) from discontinued operations, net of taxes	0.02	(0.85)	0.62

As reported net income	$0.40	$0.92	$1.18

Pro forma net income per common share – basic:
Pro forma income from continuing operations	$0.19	$1.62	$0.48
Pro forma income (loss) from discontinued operations	0.02	(0.85)	0.62

Pro forma net income	$0.21	$0.77	$1.10

As reported net income per common share – diluted:
As reported income from continuing operations	$0.38	$1.72	$0.54
As reported income (loss) from discontinued operations, net of taxes	0.01	(0.82)	0.61

As reported net income	$0.39	$0.90	$1.15

Pro forma net income per common share – diluted:
Pro forma income from continuing operations	$0.19	$1.57	$0.46
Pro forma income (loss) from discontinued operations	0.02	(0.82)	0.60

Pro forma net income	$0.21	$0.75	$1.06

     The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted during 2005, 2004 and 2003, as determined under the fair value provisions of SFAS No. 123, is $12.99, $14.71 and $6.88, respectively. For the periods prior to July 1, 2004, the above pro forma adjustments do not include any offsetting income tax benefits due to the Company’s use of a tax valuation allowance during those periods.

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
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in 2005 and 2004 for such excess tax deductions was $0.1 million and $0.5 million, respectively. No amounts were recognized in the Company’s consolidated statements of cash flows for 2003 as the Company had a deferred tax valuation allowance in that year.
Credit and Other Concentration Risks
     The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable and deposits on professional liability and other insurance programs. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s accounts receivable represent amounts due primarily from governmental agencies. Accounts receivable due from the City of Philadelphia and the Virginia Department of Corrections represent approximately 17% and 14%, respectively, of accounts receivable, less allowances, at December 31, 2005. Deposits on professional liability and other insurance programs represent amounts paid by the Company that are subject to future refund from the insurance company which provides the coverage. Currently, these balances are carried by American International Group for workers compensation and Lexington Insurance Company, a subsidiary of American International Group, for professional liability. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.
     Substantially all of the Company’s revenue for the year ended December 31, 2005 relates to amounts earned under contracts with state and local governments.
     Approximately 13.0% of the Company’s workforce is represented by labor unions.
Reclassifications
     Certain prior period amounts have been reclassified in order to conform to current period presentation.

3. Restatement of Financial Statements
     On October 24, 2005, the Company announced that the Audit Committee of its Board of Directors had initiated an internal investigation into certain matters related to its subsidiary, SPP. The Audit Committee retained outside counsel who, in turn, engaged independent accountants with significant forensic experience to assist in the investigation. The Company voluntarily reported the issues being investigated to the staff of the SEC and the United States Attorney for Middle District of Tennessee and intends to cooperate fully with all government inquiries. Although the investigation focused on a number of items, the investigation was primarily conducted to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable contract terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles.
     On March 15, 2006, the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that would result in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The restatement reduces previously reported net income for these periods by $2.1 million, in the aggregate, and reduces previously reported retained earning as of January 1, 2001 by $347,000.
     In addition to the financial impact of the Audit Committee’s investigation findings summarized below, the Company incurred $3.7 million of expenses for the year ended December 31, 2005 associated with the investigation.
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

     Consistent with the conclusions reached by the Audit Committee, the Company is restating the audited consolidated financial statements for the years ended December 31, 2003 and 2004, its unaudited selected financial data for the years ended December 31, 2001 and 2002 and certain of its unaudited condensed consolidated financial information for the first and second quarters of 2005. Previously filed or furnished financial information for such periods should not be relied upon.
     The following summarizes the impact of the restatement adjustments on previously reported net income for the years ended December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Net income as previously reported	$9,012	$11,875
Restatement adjustments by category:
Pricing adjustment including interest	(431)	(1,239)
Accruals and reserves	72	616
Other	(127)	96

Total adjustments prior to income taxes	(486)	(527)
Income tax adjustments	1,384	—

Total adjustments	898	(527)

Restated net income	$9,910	$11,348

     Descriptions of the categories of the restatement adjustments for the periods presented are set forth below.
Pricing Adjustment
     In certain instances, SPP did not charge its customers (including PHS) in accordance with applicable contracts. The Audit Committee’s investigation involved testing the amounts SPP charged for pharmaceuticals against SPP’s purchase invoice cost or the applicable third-party reference price. The Audit Committee’s investigation also estimated rebates received by SPP from manufacturers for the purchase of certain pharmaceuticals, savings that SPP realized in purchasing certain pharmaceuticals from alternative sources (“buy-in savings”), and the dollar amounts of returns to SPP of pharmaceutical products. The Company, in consultation with special pharmaceutical counsel, determined the requirements of each of PHS’ or SPP’s contracts with respect to the pricing of pharmaceuticals sold as well as any contractually required sharing of rebates, savings and credits for returns described above. Applying that information to the results of the testing, the Company then concluded that, in certain instances, SPP charged customers more than SPP’s purchase invoice cost or the applicable third-party reference price. The Company further concluded that SPP failed to properly credit certain customers with discounts, rebates or buy-in savings and, in certain instances, failed to provide customers with contractually required credit for the return of pharmaceutical products. As a result, the Company intends to provide aggregate refunds to affected customers of approximately $3.7 million through June 2005, plus approximately $0.6 million of interest calculated using the applicable federal rate (which ranged from 4% to 9%) during the period covered by the investigation. These amounts represent management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. The ultimate amounts paid could differ from such estimates. The Company also concluded that SPP charged some customers less than should have been charged under applicable contracts relative to SPP’s purchase invoice cost or the applicable third party reference price. Such amounts total approximately $5.9 million from September 2000 to June 2005; however, because collectibility of such amounts is uncertain, these amounts have not been recognized as revenue.
Accruals and Reserves
     The Company determined that accruals and reserves maintained by SPP were not established and utilized in accordance with generally accepted accounting principles as key members of SPP’s senior management inappropriately established and used certain reserves during various periods over the last five years to more closely match SPP’s reported earnings to its budgeted results. The effect of the adjustments related to this matter necessitated by the internal investigation has been determined by the Company to be an increase in previously reported pre-tax income of approximately $355,000, in the aggregate, since January 1, 2001.
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
Reconciliation to Previously Filed Financial Information
     The following consolidated statements of operations, balance sheet and statements of cash flows reconcile previously filed and restated financial information, including the reclassification due to accounting for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”):

CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31, 2004
(shown in 000’s except share and per share amounts)

			Reclassifications
	As Previously	Restatement Related	of Discontinued	As Restated and
	Reported	Adjustments	Operations (1)	Reclassified
Healthcare revenues	$665,113	$(412)	$(147,641)	$517,060
Healthcare expenses	619,433	(88)	(146,857)	472,488
Increase in reserve for loss contracts	12,800	—	(12,800)	—

Gross margin	32,880	(324)	12,016	44,572
Selling, general, and administrative expenses	17,543	—	—	17,543
Depreciation and amortization	3,887	—	(127)	3,760
Charge for settlement of Florida legal matter	5,200	—	—	5,200

Income (loss) from operations	6,250	(324)	12,143	18,069
Interest, net	1,707	165	—	1,872

Income (loss) from continuing operations before income tax provision (benefit)	4,543	(489)	12,143	16,197
Income tax provision (benefit)	(3,486)	(1,381)	2,056	(2,811)

Income from continuing operations	8,029	892	10,087	19,008
Income (loss) from discontinued operations, net of taxes	983	6	(10,087)	(9,098)

Net income	$9,012	$898	$—	$9,910

Net income per common share — basic:
Income from continuing operations	$0.75	$0.08	$0.94	$1.77
Income (loss) from discontinued operations, net of taxes	0.09	—	(0.94)	(0.85)

Net income	$0.84	$0.08	$0.00	$0.92

Net income per common share — diluted:
Income from continuing operations	$0.73	$0.08	$0.91	$1.72
Income (loss) from discontinued operations, net of taxes	0.09	—	(0.91)	(0.82)

Net income	$0.82	$0.08	$0.00	$0.90

Weighted average common shares outstanding:
Basic	10,721,138	10,721,138	10,721,138	10,721,138

Diluted	11,047,522	11,047,522	11,047,522	11,047,522

(1)	Certain prior year amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144.

CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31, 2003
(shown in 000’s except share and per share amounts)

			Reclassifications
	As Previously	Restatement Related	of Discontinued	As Restated and
	Reported	Adjustments	Operations (1)	Reclassified
Healthcare revenues	$516,828	$(960)	$(135,932)	$379,936
Healthcare expenses	482,350	(623)	(130,618)	351,109

Gross margin	34,478	(337)	(5,314)	28,827
Selling, general, and administrative expenses	14,879	—	—	14,879
Depreciation and amortization	4,150	—	(181)	3,969

Income (loss) from operations	15,449	(337)	(5,133)	9,979
Interest, net	3,663	133	—	3,796

Income (loss) from continuing operations before income tax provision	11,786	(470)	(5,133)	6,183
Income tax provision	829	—	—	829

Income (loss) from continuing operations	10,957	(470)	(5,133)	5,354
Income (loss) from discontinued operations, net of taxes	918	(57)	5,133	5,994

Net income (loss)	$11,875	$(527)	$—	$11,348

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$1.14	$(0.05)	$(0.53)	$0.56
Income (loss) from discontinued operations, net of taxes	0.10	(0.01)	0.53	0.62

Net income (loss)	$1.24	$(0.06)	$0.00	$1.18

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$1.11	$(0.05)	$(0.52)	$0.54
Income (loss) from discontinued operations, net of taxes	0.09	(0.00)	0.52	0.61

Net income (loss)	$1.20	$(0.05)	$0.00	$1.15

Weighted average common shares outstanding:
Basic	9,596,987	9,596,987	9,596,987	9,596,987

Diluted	9,906,135	9,906,135	9,906,135	9,906,135

(1)	Certain prior year amounts have been reclassified due to accounting for discontinued operations in accordance with SFAS No. 144.

CONSOLIDATED BALANCE SHEET
December 31, 2004
(shown in 000’s except share and per share amounts)

		Restatement
	As Previously	Related
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,191	$—	$7,191
Accounts receivable: healthcare and other, less allowances of $162	93,111	131	93,242
Inventories	7,639	(128)	7,511
Prepaid expenses and other current assets	17,186	—	17,186
Current deferred tax assets	9,349	1,384	10,733

Total current assets	134,476	1,387	135,863
Property and equipment, net	5,356	1	5,357
Goodwill, net	43,896	(83)	43,813
Contracts, net	8,793	—	8,793
Other intangibles, net	1,076	—	1,076
Other assets	12,548	—	12,548

Total assets	$206,145	$1,305	$207,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,786	$—	$49,786
Accrued medical claims liability	25,808	—	25,808
Accrued expenses	45,351	3,358	48,709
Deferred revenue	11,869	—	11,869
Current portion of loss contract reserve	6,062	—	6,062

Total current liabilities	138,876	3,358	142,234
Noncurrent portion of payables and accrued expenses	11,259	—	11,259
Noncurrent deferred tax liabilities	1,017	—	1,017

Total liabilities	151,152	3,358	154,510

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,811,093 shares issued and outstanding	108	—	108
Additional paid-in capital	55,203	—	55,203
Deferred compensation	(143)	—	(143)
Accumulated deficit	(175)	(2,053)	(2,228)

Total stockholders’ equity	54,993	(2,053)	52,940

Total liabilities and stockholders’ equity	$206,145	$1,305	$207,450

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(shown in 000’s)

	Total Stockholders’ Equity
		Restatement
	As Previously	Related	As
	Reported	Adjustments	Restated
Balance at December 31, 2002	$14,325	$(2,424)	$11,901
Net income	11,875	(527)	11,348

Total comprehensive income			11,348
Issuance of common stock under employee stock plan	380	—	380
Exercise of options and related tax benefits	11,184	—	11,184
Interest income on stockholders’ notes receivable	(59)	—	(59)
Proceeds from stockholders’ notes receivable	1,252	—	1,252

Balance at December 31, 2003	38,957	(2,951)	36,006
Net income	9,012	898	9,910

Total comprehensive income			9,910
Issuance of common stock under employee stock plan	515	—	515
Exercise of options and related tax benefits	2,495	—	2,495
Reversal of deferred tax valuation allowance	3,940	—	3,940
Amortization of deferred compensation	32	—	32
Cash in lieu of stock split fractional shares	(6)	—	(6)
Interest income on stockholder note receivable	(2)	—	(2)
Proceeds from stockholder note receivable	50	—	50

Balance at December 31, 2004	$54,993	$(2,053)	$52,940

CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2004
(shown in 000’s)

		Restatement
	As Previously	Related
	Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net income	$9,012	$898	$9,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,926	—	3,926
Finance cost amortization	639	—	639
Stock option income tax benefits	541	—	541
Deferred income taxes	(4,392)	(1,384)	(5,776)
Amortization of deferred compensation	32	—	32
Increase in loss contract reserve	12,800	—	12,800
Interest on stockholder note receivable	(2)	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(31,875)	143	(31,732)
Inventories	(999)	(17)	(1,016)
Prepaid expenses and other current assets	(5,082)	—	(5,082)
Other assets	3,818	1	3,819
Accounts payable	17,727	—	17,727
Accrued medical claims liability	5,740	—	5,740
Accrued expenses	1,453	359	1,812
Deferred revenue	3,907	—	3,907
Loss contract reserve utilization	(7,462)	—	(7,462)

Net cash provided by operating activities	9,783	—	9,783

Cash Flows from Investing Activities
Capital expenditures, net	(2,703)	—	(2,703)

Net cash used in investing activities	(2,703)	—	(2,703)

Cash Flows from Financing Activities
Net payments on line of credit facility	(365)	—	(365)
Net payments on term loan	(3,194)	—	(3,194)
Proceeds from stockholder note receivable	50	—	50
Issuance of common stock, net	509	—	509
Exercise of stock options	1,954	—	1,954

Net cash used in financing activities	(1,046)	—	(1,046)

Net increase in cash and cash equivalents	6,034	—	6,034
Cash and cash equivalents at beginning of year	1,157	—	1,157

Cash and cash equivalents at end of year	$7,191	$—	$7,191

Supplemental Cash Flow Information
Cash paid for interest	$1,255	$—	$1,255

Cash paid for income taxes	$308	$—	$308

CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2003
(shown in 000’s)

		Restatement
	As Previously	Related
	reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net income (loss)	$11,875	$(527)	$11,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,201	—	4,201
Loss on retirement of fixed assets	179		179
Finance cost amortization	566	—	566
Increase in loss contract reserve	2,786	—	2,786
Interest on stockholders’ notes receivable	(59)	—	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	11,241	(88)	11,153
Inventories	(437)	(5)	(442)
Prepaid expenses and other current assets	996	—	996
Other assets	(7,240)	—	(7,240)
Accounts payable	(12,790)	—	(12,790)
Accrued medical claims liability	6,371	—	6,371
Accrued expenses	7,471	620	8,091
Deferred revenue	1,759	—	1,759
Loss contract reserve utilization	(4,549)	—	(4,549)

Net cash provided by operating activities	22,370	—	22,370

Cash Flows from Investing Activities
Capital expenditures, net	(1,612)	—	(1,612)

Net cash used in investing activities	(1,612)	—	(1,612)

Cash Flows from Financing Activities
Net payments on line of credit facility	(40,770)	—	(40,770)
Net payments on term loan	(1,667)	—	(1,667)
Restricted cash used to collateralize letters of credit	6,250		6,250
Proceeds from stockholders’ notes receivable	1,252	—	1,252
Issuance of common stock, net	380	—	380
Exercise of stock options	11,184	—	11,184

Net cash used in financing activities	(23,371)	—	(23,371)

Net decrease in cash and cash equivalents	(2,613)	—	(2,613)
Cash and cash equivalents at beginning of year	3,770	—	3,770

Cash and cash equivalents at end of year	$1,157	$—	$1,157

Supplemental Cash Flow Information
Cash paid for interest	$3,143	$—	$3,143

Cash paid for income taxes	$724	$—	$724

Noncash Transactions
Payable to Health Cost Solutions, Inc. (See Note 5)	$5,632	$—	$5,632

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
     State of Kansas Department of Corrections. In December 2001, the Company recorded a charge of $18.3 million to establish a reserve for future losses under several non-cancelable contracts including the State of Kansas Department of Corrections (the “Kansas DOC”) contract. During the quarter ended June 30, 2003, the Company utilized its loss contract reserve at a rate greater than previously anticipated due to an unexpected increase in healthcare expenses associated with the Company’s contract to provide services to the Kansas DOC. The primary causes for the increase in healthcare expenses in this contract were hospitalization and outpatient costs. The Company increased its reserve for loss contracts by $4.5 million, as of June 30, 2003, to cover estimated future losses under the Kansas DOC contract, which was to expire in June 2005. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations.
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
     On August 22, 2003, the Company entered into an assignment and novation agreement with the Kansas DOC to assign the Kansas DOC contract to HCS effective October 1, 2003. The Company also entered into a general assignment, novation and assumption agreement with HCS to transfer the Kansas DOC contract to HCS, effective October 1, 2003. Beginning October 1, 2003, HCS became solely responsible for the performance of the Kansas DOC contract, and the Company had no obligation to the Kansas DOC or to HCS related to HCS’ performance of the contract, therefore the operating results of this contract have been reclassified to discontinued operations for all periods presented. Under the terms of the Company’s agreement with HCS, the Company agreed to pay HCS net consideration of $5.6 million in 21 monthly installments, which commenced October 31, 2003 and continued through June 30, 2005. As of June 30, 2005, the Company had fulfilled its obligations under the agreement with HCS. As a result of the financial terms of the Company’s agreement with HCS, in the third quarter of 2003, the Company reclassified $6.5 million of its reserve for loss contracts to accounts payable and recorded a gain of $1.7 million, to reduce its reserve for loss contracts. This decrease in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations.
     Maryland Department of Public Safety and Correctional Services. The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) historically underperformed, fluctuating between minimal profitability, breakeven and losses. This contract was entered into on July 1, 2000, to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the consumer price index.
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
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 2005. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations A fundamental assumption of the $6.0 million increase in loss reserve was that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
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
     Baltimore County. In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007 with extension options through June 30, 2011. The County and the

Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. If this happens, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the year ended December 31, 2005, this contract had a net loss of approximately $0.2 million on revenues of approximately $3.3 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
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
6. Discontinued Operations
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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Healthcare revenues	$86,673	$173,441	$199,240
Healthcare expenses	84,952	171,494	190,141
Reduction in reserve for loss contracts (see Note 5)	—	—	1,714
Increase in reserve for loss contracts (see Note 5)	1,295	12,800	4,500

Gross margin	426	(10,853)	6,313
Depreciation and amortization	63	165	232
Interest, net	23	8	8

Income (loss) from discontinued operations before income tax provision (benefit)	340	(11,026)	6,073
Income tax provision (benefit)	134	(1,928)	79

Income (loss) from discontinued operations, net of taxes	$206	$(9,098)	$5,994

     Approximately $6.7 million, $6.6 million and $3.7 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the Company’s loss contract reserve during the years ended December 31, 2005, 2004 and 2003, respectively.
7. Stock Split
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

8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	December 31,
	2005	2004
		(Restated)
Billed accounts receivable	$46,735	$60,822
Unbilled accounts receivable	53,563	31,723
Other accounts receivable	112	859

	100,410	93,404
Less: Allowances	(698)	(162)

	$99,712	$93,242

     Unbilled accounts receivable generally represents additional revenue earned under shared-risk contracting models that remain unbilled at December 31, 2005, due to provisions within the contracts governing the timing for billing such amounts.
     Additionally, at December 31, 2005, SPP has approximately $7.0 million in unbilled receivables primarily resulting from management’s decision to temporarily suspend billings to SPP customers beginning in September 2005 until certain findings of the internal investigation into matters at SPP had been reviewed by the Company . In February of 2006, SPP submitted invoices to its customers for these amounts. As of March 24, 2006, approximately $2.4 million of payments have been received related to these amounts. In addition, at December 31, 2005, SPP has approximately $1.3 million in billed receivables that were over 61 days past due. The Company has recorded no reserves related to these amounts, as it believes that the amounts represent valid receivables that will be collected now that the Audit Committee’s investigation of matters at SPP has been concluded.
     In addition to the SPP receivables discussed above, at December 31, 2005, the Company had approximately $4.6 million of billed receivables due from former clients, approximately $1.7 million of which are due from clients whose contracts expired prior to December 31, 2004. In addition to the billed receivables due from former clients at December 31, 2005, the Company also has approximately $6.1 million of unbilled receivables related to former clients which represent aggregate pool receivable amounts not yet billable based on stated contract terms. Approximately $4.8 million of this unbilled receivable amount relates to three clients whose contracts expired prior to December 31, 2004. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of collectibility related to these receivables.
     In addition to the receivables discussed above, the Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where its concludes that a loss from such disputes is probable. At December 31, 2005, the Company is involved in a dispute with one client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $600,000 of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
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

9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2005	2004
Prepaid insurance	$10,067	$10,979
Prepaid cash deposits for professional liability claims losses	8,400	5,700
Prepaid performance bonds	115	230
Prepaid other	394	277

	$18,976	$17,186

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	December 31,		Estimated
	2005	2004	Useful Lives
		(Restated)
Leasehold improvements	$1,230	$1,200	5 years
Equipment and furniture	9,657	8,519	5 years
Computer software	3,945	1,436	3-5 years
Medical equipment	2,231	2,560	5 years
Automobiles	38	32	5 years
Management information systems under development	59	1,076	—

	17,160	14,823
Less: Accumulated depreciation	(10,824)	(9,466)

	$6,336	$5,357

     At December 31, 2005 and 2004, the net book value of computer software, exclusive of management systems under development at each date, was $2.5 million and approximately $276,000, respectively. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2.2 million, $2.1 million and $2.4 million, respectively.
11. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2005	2004
Deferred financing costs	$251	$1,695
Less: Accumulated amortization	(14)	(1,212)

	237	483
Estimated prepaid professional liability claims losses	5,892	4,674
Excess deposits for professional liability claims	3,864	7,321
Other refundable deposits	75	70

	$10,068	$12,548

12. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	December 31,
	2005	2004
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(8,704)	(7,077)

	$7,166	$8,793

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,555)	(1,324)

	$845	$1,076

     Estimated aggregate amortization expense related to the above intangibles for the five years subsequent to December 31, 2005 are approximately $1.9 million, $1.9 million, $1.9 million, $354,000, and $200,000, respectively.
13. Accounts Payable and Accrued Expenses
     Accounts payable consist of the following (in thousands):

	December 31,
	2005	2004
Trade payables	$36,023	$48,095
Payable to Health Cost Solutions, Inc. (see Note 5)	—	1,691

	$36,023	$49,786

     Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
		(Restated)
Salaries and employee benefits	$16,390	$20,461
Professional liability claims	24,600	18,659
Accrued workers’ compensation claims	5,707	6,557
Other	13,482	14,291

	60,179	59,968
Less: Noncurrent portion of professional liability claims	(15,701)	(11,259)

	$44,478	$48,709

14. Banking Arrangements
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 (the “Credit Agreement”) to amend debt convenant requirements with which the Company would not have been in compliance at December 31, 2005. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $10.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2005, the Company had borrowings outstanding under the Credit Agreement totaling $12.5 million and $8.2 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP of $20.0 million at December 31, 2005, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million through October 31, 2006, $10.0 million from November 1, 2006 to October 31, 2007 and $7.5 million from November 1, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less, a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) plus any additional amounts that Lender may advance, in its sole discretion, to achieve the Minimum Borrowing Balance, or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR rate plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Revolver for the month less, a reserve against availability pending the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
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
     Beginning March 31, 2006, the Credit Agreement will require the Company to meet certain financial covenants related to minimum levels of earnings. The Credit Agreement also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.
     The Company is dependent on the availability of borrowings pursuant to the Credit Agreement to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2006. Management believes that the Company can comply with the terms of the Credit Agreement and meet its expected obligations throughout 2006. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.
15. Income Taxes
     Significant components of the provision (benefit) for income taxes, related to continuing operations, included in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Current income taxes:
Federal	$—	$418	$—
State	335	60	829

	335	478	829

Deferred income taxes:
Federal	2,523	(2,878)	—
State	360	(411)	—

	2,883	(3,289)	—

Income tax provision (benefit)	$3,218	$(2,811)	$829

     The Company’s tax benefit for 2004 is net of approximately $4.5 million of deferred tax expense resulting from the utilization of net operating loss carryforwards.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2005	2004
		(Restated)
Deferred tax assets/(liabilities):
Accrued vacation	$947	$1,542
Bad debt allowance	284	65
Prepaid insurance	(1,164)	(1,525)
Current portion of loss contract reserve	—	2,425
Self insurance reserves	2,326	—
Net operating loss carryforwards	4,575	8,040
Other	607	186

Net current deferred tax asset	7,575	10,733
Valuation allowance	—	—

Net current deferred tax asset	7,575	10,733

Self insurance reserves	3,610	2,514
Depreciation	(470)	(141)
Amortization	(5,609)	(4,899)
Other	393	288
Net operating loss carryforwards	1,464	1,396

Net noncurrent deferred tax liability	(612)	(842)
Valuation allowance	(264)	(175)

Net noncurrent deferred tax liability	(876)	(1,017)

Net deferred tax asset	$6,699	$9,716

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
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $6.6 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s consolidated balance sheet as of June 30, 2004. At December 31, 2005, the Company’s valuation allowance of approximately $0.3 represents management’s estimate of state net operating loss carryforwards which will expire unused.
     Beginning in the third quarter of 2004, the Company began providing for an income tax provision at the estimated combined federal and state effective tax rates.
     At December 31, 2005, the Company has federal and state net operating loss carryforwards of $11.5 million and $35.0 million, respectively, which expire at various dates from 2016 through 2022. Included in current deferred tax assets at December 31, 2005 are federal and state net operating loss carryforwards that management estimates will be utilized in 2006.

     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income from continuing operations, is as follows:

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Federal tax	35.0%	35.0%	35.0%
State income taxes	5.8	5.0	5.0
Permanent differences	2.2	0.9	1.0
Tax contingency reserves	—	2.9	—
Other	(0.6)	(0.7)	0.2
Increase (decrease) in valuation allowance	1.2	(60.5)	(27.8)

Effective rate	43.6%	(17.4%)	13.4%

At both December 31, 2005 and 2004, the Company had tax contingency reserves totaling approximately $475,000, which are included in accrued expenses on the accompanying consolidated balance sheets.
16. Capital Structure
     On June 16, 2004, stockholders of the Company authorized a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock it is authorized to issue from 10,000,000 shares to 20,000,000. Currently, the Company has 2,000,000 authorized but unissued shares of preferred stock.
     On June 16, 2004, the Company issued 7,500 shares of restricted stock to its Board of Directors. On June 15, 2005, the Company issued 9,000 shares of restricted stock to its Board of Directors. The restricted shares were valued at the market value of the Company’s common stock on the date of grant and are being recognized as compensation expense over the restricted stock’s three year vesting period.
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. See Note 19 for further information.
17. Stock Option Plans
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
     On August 30, 1999, stockholders of the Company approved the America Service Group Inc. 1999 Incentive Stock Plan (the “1999 Plan”) to allow for the issuance of stock options, restricted stock, stock appreciation rights and for the purchase of shares of the Company’s common stock and the extension of recourse loans to certain of the Company’s key employees and outside directors to permit them to purchase such shares of common stock. Effective June 16, 2004, stockholders of the Company approved the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (the “Amended Plan”) to attract and retain eligible employees and outside directors of the Company, to provide an incentive to eligible employees and outside directors to work to increase the value of the Company’s common stock and to provide eligible employees and outside directors with a stake in the future of the Company which corresponds to the stake of each stockholder. There are 2,439,000 shares of the Company’s common stock authorized under the Amended Plan. No shares remain available under the 1999 Plan. The exercise price of the options cannot be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.

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
     The following summary presents combined stock option activity under all of the above plans for each of the three years in the period ended December 31, 2005:

			Weighted
			Average
	Options	Price Range	Exercise Price
Outstanding, December 31, 2002	2,115,740	$2.07—$16.42	$8.99
Granted	120,750	10.62 —11.16	10.96
Exercised	(1,313,117)	2.07 — 16.42	8.52
Canceled	(152,667)	6.71 — 15.77	10.97

Outstanding, December 31, 2003	770,706	2.07 — 16.42	9.60
Granted	703,212	23.31 —25.57	23.44
Exercised	(184,378)	3.18 — 16.42	10.57
Canceled	(26,150)	6.77 — 23.31	14.39

Outstanding, December 31, 2004	1,263,390	2.07 — 25.57	17.06
Granted	289,500	15.38 — 19.49	19.41
Exercised	(54,122)	6.33 — 23.31	16.32
Canceled	(198,266)	6.46 — 24.67	22.41

Outstanding, December 31, 2005	1,300,502	2.07 — 25.77	16.82

     At December 31, 2005 there were 518,189 options available for future grants under the above plans. The following summary presents information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.07 — $7.08	185,314	5.0 years	$4.90	185,314	$4.90
8.67 — 10.62	193,924	4.4 years	9.99	193,924	9.99
11.16 — 16.42	154,052	6.1 years	13.48	122,406	13.85
18.25 — 25.77	767,212	8.8 years	22.10	175,404	23.21

2.07 — 25.77	1,300,502	7.3 years	16.82	677,048	12.72

     The above share and per share information reflects the Company’s stock split authorized on September 24, 2004. See Note 7 for further information.

18. Net Income Per Share
     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”), for the three years in the period ended December 31, 2005 (in thousands, except share and per share amounts).

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Numerator:
Income from continuing operations	$4,159	$19,008	$5,354
Income (loss) from discontinued operations, net of taxes	206	(9,098)	5,994

Net income	$4,365	$9,910	$11,348

Denominator:
Denominator for basic net income per share — weighted average shares	10,823,602	10,721,138	9,596,987
Effect of dilutive securities:
Warrants	—	—	7,747
Employee stock options	240,053	326,384	301,401

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	11,063,655	11,047,522	9,906,135

Net income per common share — basic:
Income from continuing operations	$0.38	$1.77	$0.56
Income (loss) from discontinued operations, net of taxes	0.02	(0.85)	0.62

Net income	$0.40	$0.92	$1.18

Net income per common share – diluted:
Income from continuing operations	$0.38	$1.72	$0.54
Income (loss) from discontinued operations, net of taxes	0.01	(0.82)	0.61

Net income	$0.39	$0.90	$1.15

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income per share because the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Year Ended December 31,
	2005	2004	2003
Options excluded from computation of diluted income per share as effect would be anti-dilutive	549,000	11,000	540,000

Weighted average exercise price of excluded options	$22.51	$25.09	$11.86

     The above share and per share information reflects the Company’s stock split authorized on September 24, 2004. See Note 7 for further information.
19. Share Repurchases
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. Under the stock repurchase program, no shares shall be repurchased directly from officers or directors of the Company and the common stock repurchased shall be retired. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of December 31, 2005, the Company has repurchased and retired a total of 149,100 common shares at an aggregate cost of approximately $3.0 million.
20. Other Employee Benefit Plans
     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2005, 2004 or 2003.
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
21. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $24.6 million and $18.7 million at December 31, 2005 and 2004, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the Consolidated Balance Sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2005 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.
22. Commitments and Contingencies
Operating Leases
     The Company leases office space and equipment under certain noncancelable operating leases.
     Future minimum annual lease payments at December 31, 2005 are as follows (in thousands):

Year Ending December 31:
2006	$1,550
2007	1,468
2008	806
2009	222

$4,046

     Rental expense under operating leases was $2.5 million, $2.6 million and $2.6 million for the years ended December 2005, 2004 and 2003, respectively.
Catastrophic Limits
     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For contracts that do not contain catastrophic protection, the Company typically maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of

$300,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lesser of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers. The policy has an aggregate maximum benefit over the life of the policy of $3.0 million.
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. The Company will vigorously defend the appeal. If the company is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company is appealing the underlying indemnity award against EMSA. Plaintiff has also requested prevailing party attorney fees in the excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. As of December 31, 2005 the Company has no reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of December 31, 2005, the Company has no reserves associated with this proceeding. CHRS has filed a Notice of Appeal in the Florida Third District Court of Appeal. EMSA will vigorously defend the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. The Company believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2005, the Company has no reserves associated with this proceeding.

     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2005. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At December 31, 2005, the Company has outstanding performance bonds totaling approximately $17.4 million. These performance bonds are collateralized by letters of credit totaling $4.0 million.
23. Related Party Transaction
     On April 22, 2005, the Company entered into a consulting agreement with healthprojects, LLC, a company that is 100% owned by Richard D. Wright, the former Vice Chairman of Operations of the Company and a member of the Company’s Board of Directors. During 2005 the Company paid approximately $49,000 to healthprojects, LLC. The agreement was terminated as of September 1, 2005.
24. Major Customers
     The following is a summary of revenues from major customers, as compared to revenues from both continuing and discontinued operations combined (in thousands):

	Year Ended December 31,
	2005		2004		2003
	Revenue	Percent	Revenue	Percent	Revenue	Percent
			(Restated)	(Restated)	(Restated)	(Restated)
New York City Department of Health and Mental Hygiene	$103,041	15.9%	$96,413	14.0%	$88,055	15.2%
Commonwealth of Pennsylvania Department of Corrections	67,819	10.4	63,480	9.2	19,296	3.3
Alabama Department of Corrections	64,858	10.0	59,896	8.7	7,692	1.3
25. Segment Data
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

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Year ended December 31, 2005:
Healthcare revenues	$527,886	$83,068	$(48,278)	$562,676
Healthcare expenses	493,939	82,188	(48,278)	527,849

Gross margin	$33,947	$880	$—	$34,827

Depreciation and amortization expense	$2,950	$1,071	$—	$4,021

Year ended December 31, 2004 (Restated):
Healthcare revenues	$474,753	$85,585	$(43,278)	$517,060
Healthcare expenses	434,998	80,768	(43,278)	472,488

Gross margin	$39,755	$4,817	$—	$44,572

Depreciation and amortization expense	$2,808	$952	$—	$3,760

Year ended December 31, 2003 (Restated):
Healthcare revenues	$337,615	$75,299	$(32,978)	$379,936
Healthcare expenses	312,053	72,034	(32,978)	351,109

Gross margin	$25,562	$3,265	$—	$28,827

Depreciation and amortization expense	$2,995	$974	$—	$3,969

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of December 31, 2005:
Inventory	$3,944	$2,602	$6,546

Fixed assets, net	$3,670	$2,666	$6,336

Goodwill	$40,771	$3,042	$43,813

Total assets	$188,467	$16,770	$205,237

As of December 31, 2004 (Restated):
Inventory	$4,410	$3,101	$7,511

Fixed assets, net	$3,118	$2,239	$5,357

Goodwill	$40,771	$3,042	$43,813

Total assets	$190,323	$17,127	$207,450

As of December 31, 2003 (Restated):
Inventory	$3,794	$2,701	$6,495

Fixed assets, net	$2,779	$1,842	$4,621

Goodwill	$40,771	$3,042	$43,813

Total assets	$147,346	$11,125	$158,471

26. Quarterly Financial Data (Unaudited)
     As discussed further in Notes 2 and 6, the Company follows the guidance in SFAS No. 144, which requires that terminated or expired correctional healthcare service contracts be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period quarterly financial data has been reclassified. The quarterly financial data presented below has been restated for the results or the Audit Committee investigation discussed in Note 3.

     The following is a summary of the Company’s unaudited quarterly statements of operations data for 2005 and 2004 (in thousands except per share data):

	2005
	First Quarter		Second Quarter
	Previously	Currently	Previously	Currently	Third	Fourth
	Reported	Restated	Reported	Restated	Quarter	Quarter
Healthcare revenues	$133,379	$133,342	$140,029	$139,948	$140,083	$149,303
Gross margin	11,574	11,542	11,765	11,297	4,317	7,671
Income (loss) from continuing operations	3,638	3,587	3,627	3,305	(1,567)	(1,166)
Income (loss) from discontinued operations, net of taxes	275	276	(480)	(466)	405	(9)
Net income (loss)	3,913	3,863	3,147	2,839	(1,162)	(1,175)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	0.34	0.33	0.33	0.30	(0.14)	(0.11)
Income (loss) from discontinued operations, net of taxes	0.02	0.03	(0.04)	(0.04)	0.03	—
Net income (loss)	0.36	0.36	0.29	0.26	(0.11)	(0.11)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	0.33	0.32	0.33	0.30	(0.14)	(0.11)
Income (loss) from discontinued operations, net of taxes	0.02	0.03	(0.05)	(0.04)	0.03	—
Net income (loss)	0.35	0.35	0.28	0.26	(0.11)	(0.11)

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Previously	Currently	Previously	Currently	Previously	Currently	Previously	Currently
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Healthcare revenues	$123,646	$123,392	$128,746	$128,744	$134,833	$134,784	$130,247	$130,140
Gross margin	10,685	10,550	12,066	12,014	11,896	11,580	10,249	10,428
Income (loss) from continuing operations	(717)	(887)	11,537	12,735	3,763	3,550	3,534	3,610
Income (loss) from discontinued operations, net of taxes	359	361	(7,234)	(7,234)	(3,470)	(3,469)	1,240	1,244
Net income (loss)	(358)	(526)	4,303	5,501	293	81	4,774	4,854

Net income (loss) per common share - basic:
Income (loss) from continuing operations	(0.07)	(0.08)	1.08	1.19	0.35	0.33	0.33	0.33
Income (loss) from discontinued operations, net of taxes	0.04	0.03	(0.68)	(0.68)	(0.32)	(0.32)	0.11	0.12
Net income (loss)	(0.03)	(0.05)	0.40	0.51	0.03	0.01	0.44	0.45

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	(0.07)	(0.08)	1.05	1.15	0.34	0.32	0.32	0.33
Income (loss) from discontinued operations, net of taxes	0.04	0.03	(0.66)	(0.65)	(0.31)	(0.31)	0.11	0.11
Net income (loss)	(0.03)	(0.05)	0.39	0.50	0.03	0.01	0.43	0.44
     See Note 4 for a discussion of the pre-tax charge totaling $5.2 million recorded in the first quarter of 2004 for final settlement of a Florida legal matter. See Note 5 for a discussion of the pre-tax charges totaling $12.8 million in the loss contract reserve recorded in the second and third quarters of 2004. See Note 15 for a discussion of the income tax benefit of $6.6 million recorded in the second quarter of 2004 related to the reversal of substantially all of a previously recorded valuation allowance. In the fourth quarter of 2004, the Company realized an effective tax rate of 23% due to the recognition of an income tax benefit related to an increase in the Company’s previously estimated net operating loss carryforwards.

SCHEDULE II
AMERICA SERVICE GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
December 31, 2005
Allowance for doubtful accounts	$162	$1,209	$(673)	$698
December 31, 2004
Allowance for doubtful accounts	1,272	1,192	(2,302)	162
December 31, 2003
Allowance for doubtful accounts	327	2,302	(1,357)	1,272