Form 10-Q
period 2006-03-31
AMERICA SERVICE GROUP INC /DE
filed 2006-05-10
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one)
Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
     There were 10,870,001 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2006.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
 (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,093	$—
Restricted cash	4,189	4,200
Accounts receivable, less allowances of $759 and $698, respectively	97,507	99,712
Inventories	8,072	6,546
Prepaid expenses and other current assets	19,800	18,976
Current deferred tax assets	8,371	7,575

Total current assets	154,032	137,009
Property and equipment, net	6,467	6,336
Goodwill, net	43,813	43,813
Contracts, net	6,759	7,166
Other intangibles, net	788	845
Other assets	9,340	10,068

Total assets	$221,199	$205,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,294	$36,023
Accrued medical claims liability	35,717	31,122
Accrued expenses	48,521	44,478
Deferred revenue	8,815	8,533
Revolving credit facility	12,500	12,500

Total current liabilities	147,847	132,656
Noncurrent portion of accrued expenses	15,951	15,701
Noncurrent deferred tax liabilities	876	876

Total liabilities	164,674	149,233

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2006 and December 31, 2005; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at March 31, 2006 and December 31, 2005; 10,870,001 and 10,761,526 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	109	108
Additional paid-in capital	55,427	53,759
Retained earnings	989	2,137

Total stockholders’ equity	56,525	56,004

Total liabilities and stockholders’ equity	$221,199	$205,237

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2005 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)
 (UNAUDITED)

	Quarter ended
	March 31,
	2006	2005
Healthcare revenues	$167,101	$132,953
Healthcare expenses	157,799	121,464

Gross margin	9,302	11,489
Selling, general and administrative expenses	5,912	4,304
Audit Committee investigation and related expenses	3,569	—
Depreciation and amortization	976	961

Income (loss) from operations	(1,155)	6,224
Interest, net	513	278

Income (loss) from continuing operations before income tax provision (benefit)	(1,668)	5,946
Income tax provision (benefit)	(679)	2,388

Income (loss) from continuing operations	(989)	3,558
Income (loss) from discontinued operations, net of taxes	(159)	305

Net income (loss)	$(1,148)	$3,863

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.09)	$0.33
Income (loss) from discontinued operations, net of taxes	(0.02)	0.03

Net income (loss)	$(0.11)	$0.36

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.09)	$0.32
Income (loss) from discontinued operations, net of taxes	(0.02)	0.03

Net income (loss)	$(0.11)	$0.35

Weighted average common shares outstanding:
Basic	10,766,181	10,846,671

Diluted	10,766,181	11,161,051

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
 (UNAUDITED)

	Quarter ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,148)	$3,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	985	984
Finance cost amortization	24	146
Loss on retirement of fixed assets	3	—
Stock option income tax benefits	—	81
Deferred income taxes	(796)	2,436
Share-based compensation expense	1,047	14
Excess tax benefits from share-based compensation expense	(374)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,205	8,093
Inventories	(1,526)	(134)
Prepaid expenses and other current assets	(824)	574
Other assets	704	(593)
Accounts payable	6,271	(5,139)
Accrued medical claims liability	4,595	443
Accrued expenses	4,293	3,107
Deferred revenue	282	(2,392)
Loss contract reserve utilization	—	(3,056)

Net cash provided by operating activities	15,741	8,427

Cash flows from investing activities:
Capital expenditures, net	(654)	(1,156)

Net cash used in investing activities	(654)	(1,156)

Cash flows from financing activities:
Reduction in restricted cash used to collateralize letters of credit	11	—
Excess tax benefits from share-based compensation expense	374	—
Issuance of common stock, net	215	369
Exercise of stock options	406	745

Net cash provided by financing activities	1,006	1,114

Net increase in cash and cash equivalents	16,093	8,385
Cash and cash equivalents at beginning of period	—	7,191

Cash and cash equivalents at end of period	$16,093	$15,576

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
 (unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of March 31, 2006 and for the quarters ended March 31, 2006 and 2005 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”).
     The preparation of the condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s estimate of refunds due to customers as a result of the investigation performed by the Audit Committee of its Board of Directors into certain matters related to its subsidiary, Secure Pharmacy Plus, LLC (“SPP”), accruals for unbilled medical services calculated based upon a claims payment lag methodology, allowance for doubtful accounts, loss contract reserves, legal contingencies, employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured and share-based compensation. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
     Certain prior period amounts have been reclassified in order to conform to the current period presentation.
2. Description of Business
     The Company provides and/or administers managed healthcare services to correctional facilities under contracts with state and local governments and certain private entities. The health status of inmates impacts the results of operations under such contractual arrangements. In addition to providing and/or administering managed healthcare services, the Company also provides pharmaceutical distribution services through one of its operating subsidiaries, SPP.
3. Restatement of Financial Statements
     On October 24, 2005, the Company announced that the Audit Committee of its Board of Directors had initiated an internal investigation into certain matters related to its subsidiary, SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006, the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The restatement reduced previously reported net income for these periods by $2.1 million, in the aggregate, and reduced previously reported retained earnings as of January 1, 2001 by $347,000.
     As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the restatement includes an accrual of $3.7 million of aggregate refunds due to customers that were overcharged by SPP. This amount plus associated interest represents management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. The ultimate amounts paid could differ from such estimates.
     Consistent with the conclusions reached by the Audit Committee, the Company restated, by means of its Form 10-K filing for the year ended December 31, 2005, the audited consolidated financial statements for the years ended December 31, 2003 and 2004, its unaudited selected financial data for the years ended December 31, 2001 and 2002 and certain of its unaudited condensed consolidated financial information for each quarter in 2004 and the first and second quarters of 2005. Previously filed or furnished financial information for such periods should not be relied upon. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information.
4. Share-Based Compensation
     The Company has several approved stock incentive plans for eligible employees and outside directors. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended March 31, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
     For the three months ended March 31, 2006, the Company recognized total share-based compensation cost of $1.0 million, which consisted of $0.1 million in healthcare expenses and $0.9 million in selling, general and administrative expenses. The Company also recognized a total income tax benefit in the condensed consolidated statement of operations for share-based compensation arrangements of $0.4 million. The Company did not capitalize any share-based compensation cost.
     As a result of adopting SFAS No. 123(R), the loss from continuing operations before income taxes, the loss from continuing operations and the net loss for the three months ended March 31, 2006 was $1.0 million, $0.6 million and $0.6 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the three months ended March 31, 2006 was $0.06 per common share.
     Prior to adopting SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. SFAS No. 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.
     The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows.

     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005 (in thousands except per share data):

March 31,
2005
Income from continuing operations as reported	$3,558
Add: Stock based compensation expense included in reported net income, net of taxes	8
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	(407)

Pro forma income from continuing operations	3,159
Income from discontinued operations, net of taxes	305

Pro forma net income attributable to common shares	$3,464

As reported net income per common share — basic:
As reported income from continuing operations	$0.33
As reported income from discontinued operations, net of taxes	0.03

As reported net income	$0.36

Pro forma net income per common share — basic:
Pro forma income from continuing operations	$0.29
Pro forma income from discontinued operations	0.03

Pro forma net income	$0.32

As reported net income per common share — diluted:
As reported income from continuing operations	$0.32
As reported income from discontinued operations, net of taxes	0.03

As reported net income	$0.35

Pro forma net income per common share — diluted:
Pro forma income from continuing operations	$0.28
Pro forma income from discontinued operations	0.03

Pro forma net income	$0.31

Stock Options
     The Company has an Incentive Stock Plan (the “Incentive Plan”) which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 2,224,500 shares of the Company’s common stock. Awards and vesting periods under the Incentive Plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options cannot be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the committee determines at the time of grant, but no later than ten years from the grant date.
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

     At March 31, 2006 there were 488,939 options available for future grants under the above plans.
     As of March 31, 2006, there was $6.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.74 years.
     For the three months ended March 31, 2006 and 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The following table shows the weighted average assumptions used to develop the fair value estimates:

	2006	2005
Volatility	0.78	0.84
Interest rate	4-5%	3-4%
Expected life (years)	4.75	4.5
Dividend yields	0.0%	0.0%
     A summary of option activity and changes during the three months ended March 31, 2006 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2005	1,300,502	$16.82
Granted	40,000	14.10
Exercised	(92,513)	4.39
Canceled	(10,750)	10.99

Outstanding, March 31, 2006	1,237,239	$17.72	7.23	$1,383

Exercisable, March 31, 2006	582,345	$14.04	5.57	$—

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the grant price of in-the-money options.
     The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $9.17 and $16.99, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended March 31, 2006 and 2005 was $0.8 million and $0.3 million, respectively.
     Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $0.4 million and $0.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.4 and $0.1 for the three months ended March 31, 2006 and 2005, respectively.
Restricted Stock
     On June 16, 2004, the Company issued 7,500 shares of restricted stock to its Board of Directors. On June 15, 2005, the Company issued 9,000 shares of restricted stock to its Board of Directors. The restricted shares were valued at the market value of the Company’s common stock on the date of grant and are being recognized as compensation expense over the restricted stock’s three year vesting period. For the three months ended March 31, 2006 and 2005, the Company recognized restricted stock related share-based compensation cost in selling, general and administrative expenses of $28,000 and $14,000, respectively.
Employee Stock Purchase Plan
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
     The Company records compensation expense for the Employee Stock Purchase Plan based on the fair value of the employees’ purchase rights, which is estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2006: an average assumed risk-free interest rate of 4.9 percent, an expected term of 0.5 years, an average expected volatility of 78.3 percent, and no dividend yield. Additionally, the Company estimated that it would grant 17,000 shares for the first six-month period of 2006 based on historical grant activity. The weighted average fair value of the shares estimated to be granted for the first six-month period of 2006 is $6.49. For the three months ended March 31, 2006, the Company recognized share-based compensation cost related to the Employee Stock Purchase Plan in selling, general and administrative expenses totaling approximately $55,000.
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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended
	March 31,
	2006	2005
Healthcare revenues	$462	$36,605
Healthcare expenses	711	36,071

Gross margin	(249)	534
Depreciation and amortization	9	23
Interest, net	10	2

Income (loss) from discontinued operations before taxes	(268)	509
Income tax provision (benefit)	(109)	204

Income (loss) from discontinued operations, net of taxes	$(159)	$305

6. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Billed accounts receivable	$53,576	$46,735
Unbilled accounts receivable	43,718	53,563
Other accounts receivable	972	112

	98,266	100,410
Less: Allowances	(759)	(698)

	$97,507	$99,712

     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at March 31, 2006, due to provisions within the contracts governing the timing for billing such amounts. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $7.0 million in unbilled receivables at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of April 28, 2006, approximately $3.3 million of payments have been received related to these amounts. In addition, as a result of the investigation, collection of billed receivables at SPP has been slower than normal resulting in an increase in past due balances. At

March 31, 2006, SPP had approximately $1.2 million in billed receivables that were over 61 days past due. At March 31, 2006, the Company has recorded no reserves related to these amounts, as it believes that the amounts represent valid receivables that will be collected now that the Audit Committee’s investigation of matters at SPP has been concluded.
     In addition to the SPP receivables discussed above, at March 31, 2006, the Company has approximately $5.4 million of billed receivables due from former clients which remain uncollected as of April 28, 2006. Approximately $2.1 million of this amount is due from clients whose contracts expired prior to December 31, 2004. In addition to the billed receivables due from former clients at March 31, 2006, the Company also has approximately $5.0 million of unbilled receivables related to former clients which represent aggregate pool receivable amounts which remain unbillable at March 31, 2006 based on stated contract terms. Approximately $4.4 million of this unbilled receivable amount relates to three clients whose contracts expired prior to December 31, 2004. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of collectibility related to these receivables.
     In addition to the receivables discussed above, the Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At March 31, 2006, the Company is involved in a dispute with one client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $600,000 of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of collectibility related to each of these circumstances which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the receivables discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
7. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
Prepaid insurance	$10,777	$10,067
Prepaid cash deposits for estimated professional liability claims losses	8,400	8,400
Prepaid performance bonds	82	115
Prepaid other	541	394

	$19,800	$18,976

8. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	March 31,	December 31,	Estimated
	2006	2005	Useful Lives
Leasehold improvements	$1,230	$1,230	5 years
Equipment and furniture	10,023	9,657	5 years
Computer software	3,996	3,945	3-5 years
Medical equipment	2,283	2,231	5 years
Automobiles	59	38	5 years
Management information systems under development	59	59	—

	17,650	17,160
Less: Accumulated depreciation	(11,183)	(10,824)

	$6,467	$6,336

     Depreciation expense for the quarters ended March 31, 2006 and 2005 was approximately $521,000 and $519,000, respectively.
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
9. Other Assets
     Other assets are comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
Deferred financing costs	$334	$251
Less: Accumulated amortization	(38)	(14)

	296	237
Prepaid cash deposits for estimated professional liability claims losses	5,267	5,892
Excess deposits for professional liability claims	3,702	3,864
Other refundable deposits	75	75

	$9,340	$10,068

10. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(9,111)	(8,704)

	$6,759	$7,166

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,612)	(1,555)

	$788	$845

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2006 is $1.4 million and for each of the next four years is $1.9 million, $1.9 million, $354,000 and $200,000.

11. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Salaries and employee benefits	$20,047	$16,390
Professional liability claims	24,851	24,600
Accrued workers’ compensation claims	5,680	5,707
Other	13,894	13,482

	64,472	60,179
Less: Noncurrent portion of professional liability claims	(15,951)	(15,701)

	$48,521	$44,478

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
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the

Maryland DPS contract until its expiration on June 30, 2005. A fundamental assumption of the $6.0 million increase in loss contract reserve was that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
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
     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. If this happens, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the quarter ended March 31, 2006, this contract had a loss of approximately $0.2 million on revenues of $0.8 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve. As such, there was no negative gross margin or overhead costs charged against the loss contract reserve for the three months ended March 31, 2006. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $3.1 million for the three months ended March 31, 2005. The amounts charged against the loss contract reserve during 2005 represented losses associated with the Maryland DPS contract and the County contract.
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
13. Banking Arrangements
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance at December 31, 2005. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $10.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2006, the Company had borrowings outstanding under the Credit Agreement totaling $12.5 million and $8.8 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the Lender’s review of the outcome of the Company’s internal investigation into matters at SPP of $10.0 million at March 31, 2006, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million through October 31, 2006, $10.0 million from November 1, 2006 to October 31, 2007 and $7.5 million from November 1, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less, a reserve against availability pending the Lender’s review of the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) plus any additional amounts that Lender may advance, in its sole discretion, to achieve the Minimum Borrowing Balance, or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR rate plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Revolver for the month less, a reserve against availability pending the Lender’s review of the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
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
     Beginning March 31, 2006, the Credit Agreement requires the Company to meet certain financial covenants related to minimum levels of earnings. At March 31, 2006, the Company was in compliance with these covenants. The Credit Agreement also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.
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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At March 31, 2006, the Company’s valuation allowance of approximately $0.3 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
15. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $24.9 and $24.6 million at March 31, 2006 and December 31, 2005, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the quarter ended March 31, 2006 and 2005, the Company recorded increases of approximately $0.5 million and $0.6 million, respectively, to its prior year claims reserves as a result of adverse development. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at March 31, 2006 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.
16. Commitments and Contingencies
Catastrophic Limits
     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For certain of its contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $300,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lessor of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers. The policy has an aggregate maximum benefit over the life of the policy of $3.0 million.
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. The Company will vigorously defend the appeal. If the Company is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company is appealing the underlying indemnity award against EMSA. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of March 31, 2006, the Company has no separate legal reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of March 31, 2006, the Company has no reserves associated with this proceeding. CHRS has filed a Notice of Appeal in the Florida Third District Court of Appeal. EMSA will vigorously defend the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. The Company believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of March 31, 2006, the Company has no reserves associated with this proceeding.
     SEC and United States Attorney Informal Inquiries. As previously reported, the Company contacted the SEC to inform it of the existence of the investigation and the issues being investigated, and, since that time, the Company has cooperated with the SEC in an informal inquiry that it is conducting as well as with the Office of the U. S. Attorney for the Middle District of Tennessee in the informal inquiry it is conducting. Both the Audit Committee and the Company intend to continue to cooperate with those government entities.
     Shareholder Litigation. The Company, and the Company’s Chief Executive Officer and Chief Financial Officer individually, have been named as defendants in the following securities class action lawsuits, each of which have been filed with the United States District Court for the Middle District of Tennessee seeking an unspecified amount of damages: (i) a class action filed on April 6, 2006 by Plumbers and Pipefitters Local 51 Pension Fund, individually and on behalf of all individuals who purchased or otherwise acquired the Company’s common stock between

September 24, 2003 and March 16, 2006; (ii) a class action filed on April 10, 2006 by Jeffrey Schwartz, individually and on behalf of all individuals who purchased or otherwise acquired the Company’s common stock between September 24, 2003 and March 16, 2006; (iii) a class action filed on April 11, 2006 by Gail Beach, individually and on behalf of all individuals who purchased or otherwise acquired the Company’s common stock between October 27, 2003 and March 16, 2006; and (iv) a class action filed on May 2, 2006 by David Waggoner, individually and on behalf of all individuals who purchased or otherwise acquired the Company’s common stock between September 24, 2003 and March 16, 2006. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. Although the Company intends to defend each of these class action lawsuits, the Company cannot at this time predict the effect that these lawsuits may have on its business, financial condition, results of operations or stock price.
     Delaware Department of Justice Informal Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the payment of claims by the Delaware Department of Correction to SPP beginning July 2002 and ending during the Spring of 2005 for pharmaceutical services. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, Plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleges that, pursuant to a contract between Plaintiff and PHS, Plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleges that PHS has failed to pay for such services. The Company believes that it has viable defenses and counterclaims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations.
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2006. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At March 31, 2006, the Company had outstanding performance bonds totaling approximately $18.5 million. These performance bonds are collateralized by letters of credit totaling $5.7 million. The letters of credit are secured by cash deposits which are classified as restricted cash on the Company’s condensed consolidated balance sheet.
17. Net Income (Loss) Per Share
     Net income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters ended March 31, 2006 and 2005 (in thousands, except share and per share amounts).

	Quarter ended
	March 31,
	2006	2005
Numerator:
Income (loss) from continuing operations	$(989)	$3,558
Income (loss) from discontinued operations, net of taxes	(159)	305

Numerator for basic and diluted net income (loss)	$(1,148)	$3,863

Denominator:
Denominator for basic net income per share — weighted average shares	10,766,181	10,846,671
Effect of dilutive securities:
Employee stock options	—	314,380

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	10,766,181	11,161,051

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.09)	$0.33
Income (loss) from discontinued operations, net of taxes	(0.02)	0.03

Net income (loss)	$(0.11)	$0.36

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.09)	$0.32
Income (loss) from discontinued operations, net of taxes	(0.02)	0.03

Net income (loss)	$(0.11)	$0.35

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended
	March 31,
	2006	2005
Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,237,239	25,000

Weighted average exercise price of excluded options	$17.72	$25.61

18. Comprehensive Income
     For the quarters ended March 31, 2006 and 2005, the Company’s comprehensive income (loss) was equal to net income (loss).
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

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended March 31, 2006:
Healthcare revenues	$161,302	$20,334	$(14,535)	$167,101
Healthcare expenses	151,000	21,334	(14,535)	157,799

Gross margin	$10,302	$(1,000)	$—	$9,302

Depreciation and amortization expense	$787	$189	$—	$976

Quarter ended March 31, 2005:
Healthcare revenues	$122,041	$22,287	$(11,375)	$132,953
Healthcare expenses	111,822	21,017	(11,375)	121,464

Gross margin	$10,219	$1,270	$—	$11,489

Depreciation and amortization expense	$727	$234	$—	$961

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of March 31, 2006:
Inventories	$5,230	$2,842	$8,072

Property and equipment, net	$3,893	$2,574	$6,467

Goodwill, net	$40,771	$3,042	$43,813

Total assets	$202,645	$18,554	$221,199

As of December 31, 2005:
Inventories	$3,944	$2,602	$6,546

Property and equipment, net	$3,670	$2,666	$6,336

Goodwill, net	$40,771	$3,042	$43,813

Total assets	$188,467	$16,770	$205,237

20. Share Repurchases
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. Under the stock repurchase program, no shares shall be repurchased directly from officers or directors of the Company and the common stock repurchased shall be retired. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of March 31, 2006, the Company has repurchased and retired a total of 149,100 common shares at an aggregate cost of approximately $3.0 million. The Company repurchased and retired these shares during the third quarter of 2005.
21. Related Party Transaction
     On April 22, 2005, the Company entered into a consulting agreement with healthprojects, LLC, a company that is 100% owned by Richard D. Wright, the former Vice Chairman of Operations of the Company and a member of the Company’s Board of Directors. During 2005, the Company paid approximately $49,000 to healthprojects, LLC. The agreement was terminated as of September 1, 2005. No payments were made to related parties during the three months ended March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and is also a distributor of pharmaceuticals and medical supplies. As of April 1, 2006, the Company provided and/or administered managed healthcare and/or pharmaceutical distribution services under 104 contracts to approximately 236,000 inmates at over 350 sites in 36 states.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans but actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include, among other things, the following:
•	the risk that government entities (including the Company’s government customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee or the previous restatement of the Company’s financial results;

•	the risks arising from shareholder litigation as a result of the matters recently investigated by the Audit Committee or the previous restatement of the Company’s financial results;

•	the ability of the Company to recruit a sufficient number of independent directors to allow the Company to comply with director independence requirements of Nasdaq Rule 4350(c) and the audit committee composition requirements of Nasdaq Rule 4350(d)(2)(A);

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable;

•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity regarding the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to comply with government regulations and/or orders of judicial authorities;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the outcome of pending litigation;

•	the Company’s dependence on key personnel; and

•	the Company’s determination whether to repurchase shares under the stock repurchase program.
     In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report under the heading “Item 1A. Risk Factors”. Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Restatement of Financial Statements
     On October 24, 2005, the Company announced that the Audit Committee of its Board of Directors had initiated an internal investigation into certain matters related to its subsidiary, SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006, the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The restatement reduced previously reported net income for these periods by $2.1 million, in the aggregate, and reduced previously reported retained earnings as of January 1, 2001 by $347,000.
     As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the restatement includes an accrual of $3.7 million of aggregate refunds due to customers that were overcharged by SPP. This amount plus associated interest represents management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. The ultimate amounts paid could differ from such estimates.
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

Recent Developments
     As previously disclosed, a meeting of the Corporate Governance and Nominating Committee of the Company’s Board of Directors was held on May 5, 2006. Two independent members of the Board of Directors, whose resignations are described below, expressed their view that the Company would be better served by replacing its Chief Executive Officer.
     On May 6, 2006, Michael E. Gallagher, who had served on the Company’s Board of Directors since 2003, submitted his resignation as a director effective as of that date. At the time of his resignation, Mr. Gallagher was serving as Chairperson of the Company’s Audit Committee and a member of the Company’s Corporate Governance and Nominating Committee and Incentive Stock and Compensation Committee. On May 8, 2006, Carol R. Goldberg, who had served on the Company’s Board of Directors since 1991, submitted her resignation as a director effective as of that date. At the time of her resignation, Ms. Goldberg was serving as Chairperson of the Company’s Incentive Stock and Compensation Committee and a member of the Company’s Audit Committee and Corporate Governance and Nominating Committee.
     Subsequent to these resignations, on May 9, 2006, the Board of Directors met and confirmed their view that the Company’s Chief Executive Officer should continue to serve in that capacity. The Chief Executive Officer, who also serves as a director, abstained from consideration of this matter.
     On May 9, 2006, the Board of Directors appointed William D. Eberle, a director of the Company since 1991 and current member of the Audit Committee, to replace Mr. Gallagher as Chairperson of the Audit Committee. The Board of Directors further determined that Mr. Eberle qualifies as an “audit committee financial expert” under SEC rules and meets the Nasdaq Stock Market (“Nasdaq”) professional experience requirements. On that date, the Board of Directors also appointed Richard D. Wright, a director of the Company since 1999, to the Audit Committee. Mr. Wright is not independent under Nasdaq rules due to his previous employment with the Company as well as the existence of a prior consulting arrangement between the Company and an entity affiliated with Mr. Wright. Pursuant to an exception to Nasdaq’s independence rules, however, the Board of Directors determined that it was in the best interests of the Company to appoint Mr. Wright to serve as a member of this committee. Mr. Wright will serve as an interim member of the Audit Committee until the Board of Directors appoints a new independent director. Under the terms of the Nasdaq exception, Mr. Wright cannot serve as a member of the Audit Committee for more than two years. On May 9, 2006, the Board of Directors also appointed Burton C. Einspruch, M.D., a director of the Company since 2000, to replace Ms. Goldberg as Chairperson of the Incentive Stock and Compensation Committee.
     As a result of the director resignations described above, the Company notified Nasdaq that it is not in compliance with the director independence requirements of Nasdaq Rule 4350(c) and the audit committee composition requirements of Nasdaq Rule 4350(d)(2)(A). The Company had already been conducting a search for at least two new independent directors to serve on the Company’s Board of Directors and Audit Committee, the addition of whom would allow the Company to regain compliance with these requirements.
Critical Accounting Policies And Estimates
General
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue and cost recognition (including the estimated cost of off-site medical claims);

•	allowance for doubtful accounts;

•	loss contracts;

•	professional and general liability self-insurance retention;

•	other self-funded insurance reserves;

•	legal contingencies;

•	impairment of intangible assets and goodwill;

•	income taxes; and

•	share-based compensation.
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
     The Company believes the following critical accounting policies are affected by its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.
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
     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at March 31, 2006, due to provisions within the contracts governing the timing for billing such amounts. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $7.0 million in unbilled receivables at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of April 28, 2006, approximately $3.3 million of payments have been received related to these amounts. In addition, as a result of the investigation, collection of billed receivables at SPP has been slower than normal resulting in an increase in past due balances. At March 31, 2006, SPP had approximately $1.2 million in billed receivables that were over 61 days past due. At March 31, 2006, the Company has recorded no reserves related to these amounts, as it believes that the amounts represent valid receivables that will be collected now that the Audit Committee’s investigation of matters at SPP has been concluded.
     In addition to the SPP receivables discussed above, at March 31, 2006, the Company has approximately $5.4 million of billed receivables due from former clients which remain uncollected as of April 28, 2006. Approximately $2.1 million of this amount is due from clients whose contracts expired prior to December 31, 2004. In addition to the billed receivables due from former clients at March 31, 2006, the Company also has approximately $5.0 million of unbilled receivables related to former clients which represent aggregate pool receivable amounts which remain unbillable at March 31, 2006 based on stated contract terms. Approximately $4.4 million of this unbilled receivable amount relates to three clients whose contracts expired prior to December 31, 2004. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of collectibility related to these receivables.
     In addition to the receivables discussed above, the Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At March 31, 2006, the Company is involved in a dispute with one client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $600,000 of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of collectibility related to each of these circumstances which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
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
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 30, 2005. A fundamental assumption of the $6.0 million increase in loss reserve is that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
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
     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. If this happens, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the three months ended March 31, 2006, this contract had a loss of approximately $0.2 million on revenues of $0.8 million. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve. As such, there was no negative gross margin or overhead costs charged against the loss contract reserve for the three months ended March 31, 2006. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $3.1 million for the three months ended March 31, 2005. The amounts charged against the loss contract reserve during 2005 represented losses associated with the Maryland DPS contract and the County contract.
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
Professional and General Liability Self-Insurance Retention
     As a healthcare provider, the Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services with the attendant risk of substantial damage awards, or court ordered non-monetary relief such as, changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals with whom it contracts. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents.
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. However, the Company is effectively self-insured resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002, 2003, 2004, 2005 and 2006. For 2002, 2003, 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. The Company’s ultimate premium for its 2002, 2003, 2004, 2005 and 2006 policies will depend on the final incurred losses related to each of these separate policy periods. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves recommended by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.
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
     At March 31, 2006, the Company’s reserves for medical malpractice claims totaled $24.9 million including an estimate for incurred but not reported medical malpractice claims. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. For the quarter ended March 31, 2006 and 2005, the Company recorded increases of approximately $0.5 million and $0.6 million, respectively, to its prior year claims reserves as a result of adverse development. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meets its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At March 31, 2006, the Company had approximately $7.3 million in accrued liabilities for employee health and workers’ compensation claims. The Company is significantly self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserves. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above and such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur. Future changes to the Company’s estimates of required reserves for medical malpractice liability, such as those described above, could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At March 31, 2006, the Company’s valuation allowance of approximately $0.3 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R), which requires it to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited. For the three months ended March 31, 2006 and 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the condensed consolidated statements of operations.

	Quarter ended
	March 31,
Percentage of Healthcare Revenues	2006	2005
Healthcare revenues	100.0%	100.0%
Healthcare expenses	94.4	91.4

Gross margin	5.6	8.6
Selling, general and administrative expenses	3.5	3.2
Audit Committee investigation and related expenses	2.2	—
Depreciation and amortization	0.6	0.7

Income (loss) from operations	(0.7)	4.7
Interest, net	0.3	0.2

Income (loss) from continuing operations before income tax provision (benefit)	(1.0)	4.5
Income tax provision (benefit)	(0.4)	1.8

Income (loss) from continuing operations	(0.6)	2.7
Income (loss) from discontinued operations, net of taxes	(0.1)	0.2

Net income (loss)	(0.7)%	2.9%

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
     Healthcare revenues. Healthcare revenues for the quarter ended March 31, 2006 increased $34.1 million, or 25.7%, from $133.0 million for the quarter ended March 31, 2005 to $167.1 million for the quarter ended March 31, 2006. Healthcare revenues in 2006 included $29.1 million of revenue growth resulting from correctional healthcare services contracts added in 2005 and 2006 through marketing activities. Correctional healthcare services contracts in place at December 31, 2004 and continuing beyond March 31, 2006 experienced revenue growth of 8.5% consisting of additional revenue of $10.2 million during the first quarter of 2006 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $5.2 million primarily due to the loss of two distribution customers in June 2005. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended March 31, 2006 increased $36.3 million, or 29.9%, from $121.5 million for the quarter ended March 31, 2005 to $157.8 million for the quarter ended March 31, 2006. Expenses related to new correctional healthcare services contracts added in 2005 and 2006 through marketing activities accounted for $29.2 million of the increase. Correctional healthcare services contracts in place at December 31, 2004 and continuing beyond March 31, 2006 accounted for $10.0 million of the increase during the first quarter of 2006 as a result of increases in the levels of staff and staff compensation, increases in the pharmacy costs associated with providing healthcare to inmates at existing contracts and increases in off-site medical services. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $2.9 million as a result of the decrease in SPP pharmaceutical distribution revenue.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $5.9 million, or 3.5% of healthcare revenues, for the quarter ended March 31, 2006 as compared to $4.3 million, or 3.2% of healthcare revenues, for the quarter ended March 31, 2005. Included in the selling, general and administrative expenses for the quarter ended March 31, 2006 is approximately $0.9 million related to share-based compensation expense. No such share-based compensation was recorded in the quarter ended March 31, 2005. As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there were no overhead costs associated with the Company’s loss contracts charged against the loss contract reserve during the quarter ended March 31, 2006. Approximately $0.3 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the quarter ended March 31, 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $3.6 million, or 2.2% of healthcare revenues, for the quarter ended March 31, 2006. There were no Audit Committee investigation and related expenses incurred in the quarter ended March 31, 2005. The Audit Committee investigation and related expenses incurred in the quarter ended March 31, 2006 related to an internal investigation conducted by the Audit Committee primarily to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable client terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles. See Note 3 of the Company’s condensed consolidated financial statements for further discussion of the Audit Committee investigation.
     Depreciation and amortization. Depreciation and amortization expense for each of the quarters ended March 31, 2006 and 2005 was $1.0 million.
     Interest, net. Net interest expense increased to $0.5 million, or 0.3% of healthcare revenues, for the quarter ended March 31, 2006 from $0.3 million, or 0.2% of healthcare revenues, for the quarter ended March 31, 2005. This increase is primarily the result of an increase in average borrowings outstanding.
     Income tax provision (benefit). The income tax benefit for the quarter ended March 31, 2006 was $0.7 million or 0.4% of healthcare revenues as compared with a provision for income taxes of $2.4 million or 1.8% of healthcare revenues for the quarter ended March 31, 2005.
     Income (loss) from continuing operations. The loss from continuing operations for the quarter ended March 31, 2006 was $1.0 million, as compared with income from continuing operations of $3.6 million for the quarter ended March 31, 2005 as a result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended March 31, 2006 was $0.2 million as compared with income from discontinued operations, net of taxes, of $0.3 million for the quarter ended March 31, 2005. Income (loss) from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 5 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income (loss). The net loss for the quarter ended March 31, 2006 was $1.1 million as compared with net income of $3.9 million for the quarter ended March 31, 2005 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $6.2 million at March 31, 2006 compared to $4.4 million at December 31, 2005. Days sales outstanding in accounts receivable were 52 at March 31, 2006 while accounts payable days outstanding at March 31, 2006 were 49 and accrued medical claims liability days outstanding at March 31, 2006 were 103. Days sales outstanding in accounts receivable were 61 at December 31, 2005 while accounts payable days outstanding at December 31, 2005 were 49 and accrued medical claims liability days outstanding at December 31, 2005 were 105.
     The Company had a net loss of $1.1 million for the three months ended March 31, 2006 compared to net income of $3.9 million for the three months ended March 31, 2005. The Company had stockholders’ equity of $56.5 million at March 31, 2006 as compared to $56.0 million at December 31, 2005. The Company’s cash and cash equivalents increased to $16.1 million at March 31, 2006. The Company had no cash and cash equivalents at December 31, 2005. The overall increase in cash and cash equivalents was primarily the result of cash flow provided by operations. The Company had restricted cash of $4.2 million at March 31, 2006 and December 31, 2005 used to collateralize outstanding letters of credit.
     Cash flows from operating activities represent the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the three months ended March 31, 2006 were $15.7 million, an increase of $7.3 million from cash flows from operations for the three months ended March 31, 2005 of $8.4 million. The increase was primarily due to an increase of $6.3 million in accounts payable.

     Cash flows used in investing activities were $0.7 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.
     Cash flows provided by financing activities during the three months ended March 31, 2006 were $1.0 million which represent excess tax benefits from share-based compensation arrangements and cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan.
Credit Facility
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance at December 31, 2005. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $10.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2006, the Company had borrowings outstanding under the Credit Agreement totaling $12.5 million and $8.8 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the Lender’s review of the outcome of the Company’s internal investigation into matters at SPP of $10.0 million at March 31, 2006, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million through October 31, 2006, $10.0 million from November 1, 2006 to October 31, 2007 and $7.5 million from November 1, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less a reserve against availability pending the Lender’s review of the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month less a reserve against availability pending the Lender’s review of the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
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

     Other Financing Transactions
     At March 31, 2006, the Company had standby letters of credit outstanding totaling $5.7 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.
     Contractual Obligations And Commercial Commitments
     As of March 31, 2006, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$1,199	$2,379	$244	$—
Revolving credit facility	12,500	—	—	—
Professional and general liability claims	8,899	11,278	3,633	1,090

Total	$22,598	$13,657	$3,877	$1,090

     At March 31, 2006, the Company was contingently liable for $18.5 million of performance bonds. The performance bonds are collateralized by the standby letters of credit discussed above.
     Off-Balance Sheet Transactions
     As of March 31, 2006 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have had no material effect on interest expense paid under the CapitalSource Credit Facility. Interest expense represents 0.3% and 0.2% of the Company’s revenues, respectively, for the three months ended March 31, 2006 and 2005. Debt of $12.5 million at March 31, 2006 represents 5.7% of the Company’s total liabilities and stockholders’ equity.
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
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of March 31, 2006, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because the remediation of the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) was still in process at March 31, 2006, the Company’s disclosure controls and procedures were not effective at March 31, 2006.
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
     With respect to the material weaknesses described in the 2005 Form 10-K, management performed additional procedures in connection with the preparation of the Company’s financial statements for the quarter ended March 31, 2006. These procedures included:
•	The use of legal counsel specializing in pharmaceutical matters to provide interpretations of all SPP customer contracts.

•	Utilizing these contract interpretations, the Company, with the assistance of third party accounting resources, calculated SPP’s revenue for the period.

•	Company personnel expanded their review of SPP account reconciliations and transactions.

     Changes in Internal Controls
     As discussed further in Item 9A. “Controls and Procedures” of the Company’s 2005 Form 10-K, in addition to the procedures performed in connection with the preparation of the Company’s interim 2006 financial statements outlined above, management has also implemented, or is in the process of implementing, the following changes to the internal control systems and procedures at SPP:
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

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. The Company will vigorously defend the appeal. If the Company is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company is appealing the underlying indemnity award against EMSA. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of March 31, 2006, the Company has no separate legal reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of March 31, 2006, the Company has no reserves associated with this proceeding. CHRS has filed a Notice of Appeal in the Florida Third District Court of Appeal. EMSA will vigorously defend the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. The Company believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of March 31, 2006, the Company has no reserves associated with this proceeding.
     SEC and United States Attorney Informal Inquiries. As previously reported, the Company contacted the SEC to inform it of the existence of the investigation and the issues being investigated, and, since that time, the Company has cooperated with the SEC in an informal inquiry that it is conducting as well as with the Office of the U. S. Attorney for the Middle District of Tennessee in the informal inquiry it is conducting. Both the Audit Committee and the Company intend to continue to cooperate with those government entities.
     Shareholder Litigation. The Company, and the Company’s Chief Executive Officer and Chief Financial Officer individually, have been named as defendants in the following securities class action lawsuits, each of which have been filed with the United States District Court for the Middle District of Tennessee seeking an unspecified amount of damages: (i) a class action filed on April 6, 2006 by Plumbers and Pipefitters Local 51 Pension Fund, individually and on behalf of all individuals who purchased or otherwise acquired the Company’s common stock between September 24, 2003 and March 16, 2006; (ii) a class action filed on April 10, 2006 by Jeffrey Schwartz, individually and on behalf of all individuals who purchased or otherwise acquired the Company’s common stock between September 24, 2003 and March 16, 2006; (iii) a class action filed on April 11, 2006 by Gail Beach, individually and on behalf of all individuals who purchased or otherwise acquired the Company’s common stock between October 27, 2003 and March 16, 2006; and (iv) a class action filed on May 2, 2006 by David Waggoner, individually and on behalf of all individuals who purchased or otherwise acquired the Company’s common stock between September 24, 2003 and March 16, 2006. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. Although the Company intends to defend each of these class action lawsuits, the Company cannot at this time predict the effect that these lawsuits may have on its business, financial condition, results of operations or stock price.
     Delaware Department of Justice Informal Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the payment of claims by the Delaware Department of Correction to SPP beginning July 2002 and ending during the Spring of 2005 for pharmaceutical services. The Company has and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, Plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleges that, pursuant to a contract between Plaintiff and PHS, Plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleges that PHS has failed to pay for such services. The Company believes that it has viable defenses and counterclaims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations.
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2006. Except as set forth above under “Internal Investigation”, the Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS
     Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The risk factors set forth below were disclosed in the Company’s Annual Report on Form 10-K, but have been updated to provide additional information.
     Shareholder Litigation. As a result of the matters investigated by the Audit Committee and the restatement of the Company’s financial statements, the Company and certain of its executive officers have been named defendants in several shareholder class action lawsuits (see Note 16 of the Company’s condensed consolidated financial statements and Item 1. “Legal Proceedings”). In addition, the Company and its current or former directors or officers could be named defendants in future shareholder class action or shareholder derivative lawsuits. Management of the Company is unable to predict the effect that the current or any future lawsuits may have on its business, financial condition, results of operations or stock price.
     Potential Enforcement Actions. The Company could be the subject of future government investigations, enforcement actions or penalties. As previously disclosed, the Company is currently the subject of informal inquiries by both the SEC and the U.S. Attorney for the Middle District of Tennessee with respect to those matters that were the subject of the Audit Committee’s internal investigation. In addition, the Company has received notice from the Delaware Department of Justice that it is currently conducting an informal inquiry into the payment of claims by the Delaware Department of Correction to SPP for pharmaceutical services (see Note 16 of the Company’s condensed consolidated financial statements and Item 1. “Legal Proceedings”). Both the Audit Committee and the Company have cooperated and intend to continue to cooperate fully with these government entities regarding such inquiries. However, there can be no assurance that the SEC, the U.S. Attorney, or any other governmental authority (including, without limitation, the governmental entities with which the Company entered into contractual relationships) will not take any action that would adversely affect the Company as a result of the matters investigated by the Audit Committee or the restatement of the Company’s financial results. Such actions could result in criminal, civil or other penalties, including the imposition of fines, the termination of existing contracts or debarment from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price.
     Lack of Independent Directors. On May 9, 2006, the Company announced that, as a result of the resignations of two of its directors, it notified the Nasdaq Stock Market that the Company was not in compliance with Nasdaq Rule 4350(c) which requires that a majority of the Company’s Board of Directors be independent directors (as that term is defined in the Nasdaq Rules) and Nashdaq Rule 4350(d)(2)(A) which requires that the Audit Committee consist of at least three independent directors. As a result of these resignations, two of the Company’s four remaining directors are independent (within the meaning of the Nasdaq Rules), and the Audit Committee now consists of two persons, one of whom is independent (within the meaning of the Nasdaq Rules), and one of whom is serving under the exception to the independence requirements based on a determination by the Company’s Board of Directors that it was in the best interests of the Company to appoint him to serve as a member of this committee. According to the Nasdaq rules, the Company has until its next scheduled annual meeting (June 14, 2006) to regain compliance with these rules. The Company cannot assure that it will timely identify and elect the required number of independent directors to regain compliance with the Nasdaq rules. If the Company fails to timely comply with these rules, NASDAQ could remove its stock from listing on the Nasdaq Stock Market, which could adversely effect the Company’s stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

2.1	—	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.3	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	—	Contract dated December 30, 2005 between Prison Health Services, Inc., a Delaware corporation, and the Florida Department of Corrections (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2006).

10.2	—	First Amendment to the Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on March 16, 2006).

10.3	—	Employment Agreement, dated March 28, 2006, between Richard Hallworth and America Service Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 17 to the condensed consolidated financial statements in this report.

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

Dated: May 10, 2006