Form 10-Q
period 2006-06-30
AMERICA SERVICE GROUP INC /DE
filed 2006-08-09
CIK 877476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 10,438,666 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2006.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,033	$—
Restricted cash	—	4,200
Accounts receivable, net of allowance for doubtful accounts of $768 and $698, respectively	95,281	99,712
Inventories	8,816	6,546
Prepaid expenses and other current assets	17,716	18,976
Current deferred tax assets	8,762	7,575

Total current assets	140,608	137,009
Property and equipment, net	6,766	6,336
Goodwill, net	43,813	43,813
Contracts, net	6,352	7,166
Other intangibles, net	730	845
Other assets	7,592	10,068

Total assets	$205,861	$205,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,924	$36,023
Accrued medical claims liability	31,788	31,122
Accrued expenses	46,755	44,478
Deferred revenue	3,322	8,533
Revolving credit facility	18,927	12,500

Total current liabilities	133,716	132,656
Noncurrent portion of accrued expenses	15,232	15,701
Noncurrent deferred tax liabilities	876	876

Total liabilities	149,824	149,233

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at June 30, 2006 and December 31, 2005; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at June 30, 2006 and December 31, 2005; 10,757,340 and 10,761,526 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	108	108
Additional paid-in capital	54,426	53,759
Retained earnings	1,503	2,137

Total stockholders’ equity	56,037	56,004

Total liabilities and stockholders’ equity	$205,861	$205,237

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2005 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Healthcare revenues	$160,247	$139,479	$327,292	$272,378
Healthcare expenses	150,129	128,212	307,876	249,625

Gross margin	10,118	11,267	19,416	22,753
Selling, general and administrative expenses	6,611	4,329	12,523	8,633
Discontinued acquisition expenses	—	451	—	451
Audit Committee investigation and related expenses	1,028	—	4,597	—
Depreciation and amortization	1,056	982	2,032	1,943

Income from operations	1,423	5,505	264	11,726
Interest, net	502	265	1,015	543
Late fee income	—	249	—	249

Income (loss) from continuing operations before income tax provision (benefit)	921	5,489	(751)	11,432
Income tax provision (benefit)	277	2,197	(403)	4,584

Income (loss) from continuing operations	644	3,292	(348)	6,848
Loss from discontinued operations, net of taxes	(130)	(453)	(286)	(146)

Net income (loss)	$514	$2,839	$(634)	$6,702

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.06	$0.30	$(0.03)	$0.63
Loss from discontinued operations, net of taxes	(0.01)	(0.04)	(0.03)	(0.01)

Net income (loss)	$0.05	$0.26	$(0.06)	$0.62

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.06	$0.30	$(0.03)	$0.61
Loss from discontinued operations, net of taxes	(0.01)	(0.04)	(0.03)	(0.01)

Net income (loss)	$0.05	$0.26	$(0.06)	$0.60

Weighted average common shares outstanding:
Basic	10,783,918	10,873,100	10,775,099	10,859,959

Diluted	10,873,073	11,123,438	10,775,099	11,142,318

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(634)	$6,702
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,051	1,987
Finance cost amortization	53	291
Loss on retirement of fixed assets	3	—
Deferred income taxes	(779)	4,329
Share-based compensation expense	2,068	31
Excess tax benefits from share-based compensation expense	(408)	81
Increase in loss contract reserve	—	1,295
Changes in operating assets and liabilities:
Accounts receivable, net	4,431	3,527
Inventories	(2,270)	298
Prepaid expenses and other current assets	1,260	1,065
Other assets	2,423	3,991
Accounts payable	(3,099)	(6,349)
Accrued medical claims liability	666	2,615
Accrued expenses	1,808	2,476
Deferred revenue	(5,211)	(9,976)
Loss contract reserve utilization	—	(7,357)

Net cash provided by operating activities	2,362	5,006

Cash flows from investing activities:
Capital expenditures, net	(1,554)	(1,829)

Net cash used in investing activities	(1,554)	(1,829)

Cash flows from financing activities:
Net borrowings on line of credit	6,427	—
Reduction in restricted cash used to collateralize letters of credit	4,200	—
Excess tax benefits from share-based compensation expense	408	—
Share repurchases	(2,980)	—
Issuance of common stock, net	215	369
Exercise of stock options	955	747

Net cash provided by financing activities	9,225	1,116

Net increase in cash and cash equivalents	10,033	4,293
Cash and cash equivalents at beginning of period	—	7,191

Cash and cash equivalents at end of period	$10,033	$11,484

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of June 30, 2006 and for the quarters and six month periods ended June 30, 2006 and 2005 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and six month periods presented. The results of operations for the quarters and six month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”).
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
     Consistent with the conclusions reached by the Audit Committee, the Company restated, by means of its Form 10-K filing for the year ended December 31, 2005, the audited consolidated financial statements for the years ended December 31, 2003 and 2004, its unaudited selected financial data for the years ended December 31, 2001 and 2002 and certain of its unaudited condensed consolidated financial information for each quarter in 2004 and the first and second quarters of 2005. Previously filed or furnished financial information for periods prior to the Company’s Form 10-K filing for the year ended December 31, 2005 should not be relied upon. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further information.
4. Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.
5. Share-Based Compensation
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
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the quarter and six month period ended June 30, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
     For the quarter and six month period ended June 30, 2006, the Company recognized total share-based compensation cost of $1.0 million and $2.1 million, respectively, which consisted of $0.1 million and $0.2 million, respectively, in healthcare expenses and $0.9 million and $1.9 million, respectively, in selling, general and administrative expenses. These amounts include restricted stock related share-based compensation that was already being included in net income prior to the adoption of SFAS No. 123(R). For the quarter and six month period ended June 30, 2006, the Company also recognized a total income tax benefit in the condensed consolidated statement of operations for share-based compensation arrangements of $0.3 million and $1.0 million, respectively. The Company did not capitalize any share-based compensation cost.
     As a result of adopting SFAS No. 123(R), the income from continuing operations before income taxes, the income from continuing operations and the net income for the quarter ended June 30, 2006 was $1.1 million, $0.8 million and $0.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. These amounts were $2.1 million, $1.1 million and $1.1 million lower, respectively, for the six month period ended June 30, 2006. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the quarter and six month period June 30, 2006 was $0.06 and $0.12 per common share, respectively.

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
     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the quarter and six month period ended June 30, 2005 (in thousands except per share data):

	Quarter ended	Six months ended
	June 30, 2005	June 30, 2005
Income from continuing operations as reported	$3,292	$6,848
Add: Stock based compensation expense included in reported net income, net of taxes	11	19
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	(516)	(923)

Pro forma income from continuing operations	2,787	5,944
Loss from discontinued operations, net of taxes	(453)	(146)

Pro forma net income attributable to common shares	$2,334	$5,798

As reported net income per common share — basic:
As reported income from continuing operations	$0.30	$0.63
As reported loss from discontinued operations, net of taxes	(0.04)	(0.01)

As reported net income	$0.26	$0.62

Pro forma net income per common share — basic:
Pro forma income from continuing operations	$0.25	$0.54
Pro forma loss from discontinued operations	(0.04)	(0.01)

Pro forma net income	$0.21	$0.53

As reported net income per common share — diluted:
As reported income from continuing operations	$0.30	$0.61
As reported loss from discontinued operations, net of taxes	(0.04)	(0.01)

As reported net income	$0.26	$0.60

Pro forma net income per common share — diluted:
Pro forma income from continuing operations	$0.25	$0.53
Pro forma loss from discontinued operations	(0.04)	(0.01)

Pro forma net income	0.21	$0.52

Stock Options
     The Company has an Incentive Stock Plan (the “Incentive Plan”) which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 2,224,500 (as adjusted for the 3-for-2 stock split effected on October 29, 2004) shares of the Company’s common stock. Awards and vesting periods under the Incentive Plan are discretionary and are administered by the Incentive Stock and Compensation Committee of the Board of Directors (the “Committee”). The exercise price of the options shall not be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the Committee determines at the time of grant, but no later than ten years from the grant date.
     Effective June 16, 2004, stockholders of the Company approved the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (the “Amended Plan”) to attract and retain eligible employees and outside directors of the Company, to provide an incentive to eligible employees and outside directors to work to increase the value of the Company’s common stock and to provide eligible employees and outside directors with a stake in the future of the Company which corresponds to the stake of each stockholder. There are 2,439,000 (as adjusted for the 3-for-2 stock split effected on October 29, 2004) shares of the Company’s common stock authorized under the Amended Plan. The exercise price of the options shall not be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the Committee determines at the time of grant, but no later than ten years from the grant date. Additionally, the Amended Plan does not permit loans to eligible employees and outside directors for the purchase of common stock.
     In addition to the Incentive Plan and the Amended Plan, the Company has also granted options to certain members of executive management to purchase 352,500 (as adjusted for the 3-for-2 stock split effected on October 29, 2004) shares of the Company’s common stock (the “Executive Plans”). The exercise price of these options equaled the fair market value of the Company’s common stock at the date of grant. The options expire ten years from the date of grant.
     At June 30, 2006, there were 199,939 options available for future grants under the above plans.
     As of June 30, 2006, there were $7.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.98 years.
     For the quarters and six month periods ended June 30, 2006 and 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The following table shows the weighted average assumptions used to develop the fair value estimates:

	Quarter ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average grant date fair value of options	$8.02	$12.94	$8.16	$13.01

Assumptions:
Volatility	0.62	0.85	0.64	0.85
Interest rate	5.05%	3.95%	5.03%	3.95%
Expected life (years)	4.65	4.50	4.66	4.50
Dividend yields	0.00%	0.00%	0.00%	0.00%
     A summary of option activity and changes during the six month period ended June 30, 2006 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2005	1,300,502	$16.82
Granted	40,000	14.10
Exercised	(92,513)	4.39
Canceled	(10,750)	10.99

Outstanding, March 31, 2006	1,237,239	$17.72

Granted	289,000	14.55
Exercised	(59,839)	9.16
Canceled	—	—

Outstanding, June 30, 2006	1,466,400	$17.44	7.69	$2,253

Exercisable, June 30, 2006	947,233	$15.44	6.06	$2,985

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the grant price of in-the-money options.
     The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the quarter ended June 30, 2006 was $0.3 million. There was one option exercised during the quarter ended June 30, 2005 with an intrinsic value of approximately $3,000. The total intrinsic value of options exercised during the six month periods ended June 30, 2006 and 2005 was $1.1 million and $0.3 million, respectively.
     Cash received from option exercises under all share-based payment arrangements for the six month periods ended June 30, 2006 and 2005 was $1.0 million and $0.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.4 and $0.1 for the six month periods ended June 30, 2006 and 2005, respectively.
Restricted Stock
     As part of the approved Board compensation program, each new Director (as defined by the Amended Plan) upon election to the Board, receives 10,000 restricted shares of the Company’s common stock issued pursuant to the Amended Plan. Additionally, each non-employee director receives 1,500 restricted shares of the Company’s common stock on an annual basis. Each new Director and each non-employee director shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares until the director’s right to such shares is forfeited or becomes nonforfeitable. The shares granted to each new Director upon election to the Board of Directors become nonforfeitable in equal annual installments over four years beginning on the first anniversary of the date of grant. The shares granted annually to each non-employee director become nonforfeitable in equal annual installments over three years beginning on the first anniversary of the date of grant. The restricted shares are valued at the market value of the Company’s common stock on the date of grant and are recognized as compensation expense over the restricted stock’s vesting period.
     A summary of the nonvested shares of restricted stock and activity during the six month period ended June 30, 2006 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Price
Nonvested, December 31, 2005	11,500	$20.82
Granted	44,500	14.67
Vested	(2,500)	21.02
Forfeited	(5,000)	21.02

Nonvested, June 30, 2006	48,500	$15.15

     For the quarter and six month period ended June 30, 2006, the Company reversed restricted stock expense previously recorded in selling, general and administrative expenses of $41,000 and $13,000, respectively, due to forfeitures. For the quarter and six month period ended June 30, 2005, the Company recognized restricted stock related share-based compensation cost in selling, general and administrative expenses of $17,000 and $31,000, respectively.
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
     The Company records compensation expense for the Employee Stock Purchase Plan based on the fair value of the employees’ purchase rights, which is estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the six month period June 30, 2006: an average assumed risk-free interest rate of 4.9 percent, an expected term of 0.5 years, an average expected volatility of 78.3 percent, and no dividend yield. Additionally, the Company estimated that it would grant 17,000 shares for the first six-month period of 2006 based on historical grant activity. The weighted average fair value of the shares estimated to be granted for the first six-month period of 2006 is $6.49. For the quarter and six month period ended June 30, 2006, the Company recognized share-based compensation cost related to the Employee Stock Purchase Plan in selling, general and administrative expenses totaling approximately $55,000 and $110,000, respectively.

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
     The components of the loss from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Healthcare revenues	$(356)	$36,217	$162	$72,876
Healthcare expenses	(18)	35,653	745	71,775
Increase in reserve for loss contracts	—	1,295	—	1,295

Gross margin	(338)	(731)	(583)	(194)
Depreciation and amortization	10	21	19	44
Interest, net	6	3	16	5

Loss from discontinued operations before taxes	(354)	(755)	(618)	(243)
Income tax benefit	(224)	(302)	(332)	(97)

Loss from discontinued operations, net of taxes	$(130)	$(453)	$(286)	$(146)

7. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Billed accounts receivable	$55,444	$46,735
Unbilled accounts receivable	39,854	53,563
Other accounts receivable	751	112

	96,049	100,410
Less: Allowance for doubtful accounts	(768)	(698)

	$95,281	$99,712

          Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at June 30, 2006, due to provisions within the contracts governing the timing for billing such amounts. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $7.0 million in unbilled receivables at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of July 31, 2006, approximately $6.1 million of payments have been received related to these amounts. At June 30, 2006, the Company has recorded no reserves related to these amounts, as it believes that the amounts represent valid receivables that will be collected.
     In addition to the SPP receivables discussed above, at June 30, 2006, the Company has approximately $3.5 million of billed receivables due from former clients which remain uncollected as of July 31, 2006. Approximately $0.7 million of this amount is due from clients whose contracts expired prior to December 31, 2004. In addition to the billed receivables due from former clients at June 30, 2006, the Company also has approximately $4.8 million of unbilled receivables related to former clients which represent aggregate pool receivable amounts which remain unbillable at June 30, 2006 based on stated contract terms. Approximately $4.2 million of this unbilled receivable amount relates to two clients whose contracts expired prior to December 31, 2004. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.

     In addition to the receivables discussed above, the Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At June 30, 2006, the Company is involved in a dispute with one client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of uncollectibility related to each of these circumstances which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the receivables discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
8. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
Prepaid insurance	$8,947	$10,067
Prepaid cash deposits for estimated professional liability claims losses	8,000	8,400
Prepaid performance bonds	29	115
Prepaid other	740	394

	$17,716	$18,976

9. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	June 30,	December 31,	Estimated
	2006	2005	Useful Lives
Leasehold improvements	$1,230	$1,230	5 years
Equipment and furniture	10,652	9,657	5 years
Computer software	4,276	3,945	3-5 years
Medical equipment	2,324	2,231	5 years
Automobiles	60	38	5 years
Management information systems under development	7	59	—

	18,549	17,160
Less: Accumulated depreciation	(11,783)	(10,824)

	$6,766	$6,336

     Depreciation expense for the quarters ended June 30, 2006 and 2005 was approximately $0.6 million and $0.5 million, respectively. Depreciation expense for the six month periods ended June 30, 2006 and 2005 was approximately $1.1 million.
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
10. Other Assets
     Other assets are comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
Deferred financing costs	$334	$251
Less: Accumulated amortization	(67)	(14)

	267	237
Prepaid cash deposits for estimated professional liability claims losses	4,123	5,892
Excess deposits for professional liability claims	3,124	3,864
Other refundable deposits	78	75

	$7,592	$10,068

11. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(9,518)	(8,704)

	$6,352	$7,166

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,670)	(1,555)

	$730	$845

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2006 is $0.9 million and for each of the next four years is $1.9 million, $1.9 million, $0.4 million and $0.2 million.
12. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Salaries and employee benefits	$18,348	$16,390
Professional liability claims	23,732	24,600
Accrued workers’ compensation claims	5,724	5,707
Other	14,183	13,482

	61,987	60,179
Less: Noncurrent portion of professional liability claims	(15,232)	(15,701)

	$46,755	$44,478

13. Reserve for Loss Contracts
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
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends and/or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.
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
     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. During the pendancy of the aforementioned lawsuit, on or about May 5, 2006, the County opened a new, additional facility for the detention of some of its inmates. The Company is of the opinion that this new facility will increase the staffing and equipment required to service the County contract in a material fashion not contemplated by the initial contract. The County has informed the Company that it expects the Company to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, the Company filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that the Company is under no obligation to provide personnel or services to the County at the new facility. During the pendancy of this second lawsuit, the Company is providing services at the new facility under a reservation of rights. Upon completion of the aforementioned lawsuits, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the quarter and six month period ended June 30, 2006, this contract had a loss of approximately $0.2 million and $0.4 million, respectively on revenues of $0.8 million and $1.7 million, respectively. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve. As such, there was no negative gross margin or overhead costs charged against the loss contract reserve for the quarter and six month period ended June 30, 2006. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $4.3 million and $7.4 million, respectively for the quarter and six month period ended June 30, 2005. The amounts charged against the loss contract reserve during 2005 represented losses associated with the Maryland DPS contract and the County contract.
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
14. Banking Arrangements
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance at December 31, 2005. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $10.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2006, the Company had borrowings outstanding under the Credit Agreement totaling $18.9 million and $22.6 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP of $10.0 million at June 30, 2006, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million through October 31, 2006, $10.0 million from November 1, 2006 to October 31, 2007 and $7.5 million from November 1, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less, a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) plus any additional amounts that Lender may advance, in its sole discretion, to achieve the Minimum Borrowing Balance, or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR rate plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the

Revolver for the month less, a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 5.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.
     Beginning March 31, 2006, the Credit Agreement required the Company to meet certain financial covenants related to minimum levels of earnings. At June 30, 2006, the Company was in compliance with these covenants. The Credit Agreement also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At June 30, 2006, the Company’s valuation allowance of approximately $0.3 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
     The Company’s effective tax rate is based on expected pre-tax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.
16. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $23.7 and $24.6 million at June 30, 2006 and December 31, 2005, respectively, and are included in accrued expenses and the non-current portion of accrued expenses on the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the six month periods ended June 30, 2006 and 2005, the Company recorded increases of approximately $1.1 million and $1.5 million, respectively, related to its prior year claims reserves as a result of adverse developments on individual claims or matters. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at June 30, 2006 represent management’s best estimate of the amounts necessary to discharge the Company’s liabilities.
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
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. EMSA will vigorously defend the appeal. If EMSA is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. EMSA is appealing the underlying indemnity award against it. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of June 30, 2006, the Company has no separate legal reserves associated with this proceeding.

     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of June 30, 2006, the Company has no reserves associated with this proceeding. CHRS has filed an Appeal in the Florida Third District Court of Appeal. EMSA will vigorously defend the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. The Company believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of June 30, 2006, the Company has no reserves associated with this proceeding.
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
Matters Related to the Audit Committee Investigation
     As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The Company is involved in several matters relating to its announcement.
     SEC and United States Attorney Informal Inquiries. As previously reported, the Company contacted the SEC to inform it of the existence of the internal investigation conducted by the Audit Committee and the issues being investigated, and, since that time, the Company has cooperated with the SEC in an informal inquiry that it is conducting as well as with the Office of the U. S. Attorney for the Middle District of Tennessee in the informal inquiry it is conducting. Both the Audit Committee and the Company intend to continue to cooperate with those government entities.

     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and and the Company’s Chief Executive Officer and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action.
     Shareholder Derivative Litigation. On or about May 26, 2006, Plaintiff, Susan Battersby brought a shareholders’ derivative action on behalf of the Company against Company officers Michael Catalano and Michael W. Taylor and former and current Company directors, William D. Eberle, Burton C. Einspruch, Michael E. Gallagher, Carol R. Goldberg, Richard M. Mastaler and Richard W. Wright, individually, and the Company, as a nominal defendant. The suit was filed in the Circuit Court for Williamson County, Tennessee, seeking (i) money damages in the amount of $70 million, (ii) disgorgement by the individual defendants of all profits, special benefits and unjust enrichment, (iii) actions to reform and improve its corporate governance and internal controls, (iv) punitive damages, and (v) attorney’s fees. Plaintiff alleged that the defendants acted in a grossly negligent and reckless manner so as to cause the Company to violate the federal securities laws. On July 21, 2006, all parties to the action entered into a joint Stipulated Order of Dismissal to dismiss the action in its entirety, without prejudice. As of the date hereof, the Court has yet to enter the stipulated order. Although the Company has no reason to believe the Court will not enter the stipulated order, if the Court fails to enter the order, the lawsuit will proceed and the Company and the defendants will vigorously defend this lawsuit.
     Although the Company believes that it has meritorious liability and damages defenses to the securities class actions and intends to defend them vigorously, it is unable at this time to predict the outcome of these actions or reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above. There is risk that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. The ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price.
     Delaware Department of Justice Informal Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the Spring of 2005 for pharmaceutical services. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
Other Matters
     The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2006. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At June 30, 2006, the Company had outstanding performance bonds totaling approximately $17.5 million. These performance bonds are collateralized by letters of credit totaling $5.7 million.
18. Net Income (Loss) Per Share
     Net income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and six month periods June 30, 2006 and 2005 (in thousands, except share and per share amounts).

	Quarter ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$644	$3,292	$(348)	$6,848
Loss from discontinued operations, net of taxes	(130)	(453)	(286)	(146)

Numerator for basic and diluted net income (loss) per share	$514	$2,839	$(634)	$6,702

Denominator:
Denominator for basic net income per share — weighted average shares	10,783,918	10,873,100	10,775,099	10,859,959
Effect of dilutive securities:
Employee stock options	89,155	250,338	—	282,359

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	10,873,073	11,123,438	10,775,099	11,142,318

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.06	$0.30	$(0.03)	$0.63
Loss from discontinued operations, net of taxes	(0.01)	(0.04)	(0.03)	(0.01)

Net income (loss)	$0.05	$0.26	$(0.06)	$0.62

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.06	$0.30	$(0.03)	$0.61
Loss from discontinued operations, net of taxes	(0.01)	(0.04)	(0.03)	(0.01)

Net income (loss)	$0.05	$0.26	$(0.06)	$0.60

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,092,619	563,712	1,466,400	294,356

Weighted average exercise price of excluded options	$19.89	$23.49	$17.44	$23.58

19. Comprehensive Income
     For the quarters and six month periods ended June 30, 2006 and 2005, the Company’s comprehensive income (loss) was equal to net income (loss).
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
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended June 30, 2006:
Healthcare revenues	$155,110	$22,369	$(17,232)	$160,247
Healthcare expenses	144,792	22,569	(17,232)	150,129

Gross margin	$10,318	$(200)	$—	$10,118

Depreciation and amortization expense	$869	$187	$—	$1,056

Quarter ended June 30, 2005:
Healthcare revenues	$128,064	$23,503	$(12,088)	$139,479
Healthcare expenses	117,863	22,437	(12,088)	128,212

Gross margin	$10,201	$1,066	$—	$11,267

Depreciation and amortization expense	$711	$271	$—	$982

Six month period ended June 30, 2006:
Healthcare revenues	$316,356	$42,703	$(31,767)	$327,292
Healthcare expenses	295,740	43,903	(31,767)	307,876

Gross margin	$20,616	$(1,200)	$—	$19,416

Depreciation and amortization expense	$1,656	$376	$—	$2,032

Six month period ended June 30, 2005:
Healthcare revenues	$250,051	$45,790	$(23,463)	$272,378
Healthcare expenses	229,634	43,454	(23,463)	249,625

Gross margin	$20,417	$2,336	$—	$22,753

Depreciation and amortization expense	$1,438	$505	$—	$1,943

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of June 30, 2006:
Inventories	$5,861	$2,955	$8,816

Property and equipment, net	$4,331	$2,435	$6,766

Goodwill, net	$40,771	$3,042	$43,813

Total assets	$190,412	$15,449	$205,861

As of December 31, 2005:
Inventories	$3,944	$2,602	$6,546

Property and equipment, net	$3,670	$2,666	$6,336

Goodwill, net	$40,771	$3,042	$43,813

Total assets	$188,467	$16,770	$205,237

21. Share Repurchases
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. Under the stock repurchase program, no shares shall be repurchased directly from officers or directors of the Company and the common stock repurchased shall be retired. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. During the quarter ended June 30, 2006, the Company repurchased and retired a total of 217,000 common shares at an aggregate cost of approximately $3.0 million. As of June 30, 2006, the Company has repurchased and retired a total of 366,100 common shares at an aggregate cost of approximately $6.0 million.
22. Related Party Transaction
     On April 22, 2005, the Company entered into a consulting agreement with healthprojects, LLC, a company that is 100% owned by Richard D. Wright, the former Vice Chairman of Operations of the Company and a member of the Company’s Board of Directors. During 2005, the Company paid approximately $49,000 to healthprojects, LLC. The agreement was terminated as of September 1, 2005. No payments were made to related parties during the quarter and six month period ended June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and is also a distributor of pharmaceuticals and medical supplies. As of July 1, 2006, the Company provided and/or administered managed healthcare and/or pharmaceutical distribution services under 102 contracts to approximately 230,000 inmates at over 350 sites in 36 states.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans but actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include, among other things, the following:
•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee or the previous restatement of the Company’s financial results;

•	the risks arising from shareholder litigation as a result of the matters recently investigated by the Audit Committee or the previous restatement of the Company’s financial results;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable;

•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity regarding the Company’s business;

•	the Company’s ability to comply with government regulations and/or orders of judicial authority;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the outcome of pending litigation;

•	the Company’s dependence on key personnel; and

•	the Company’s determination whether to repurchase shares under the stock repurchase program.
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
     Consistent with the conclusions reached by the Audit Committee, the Company restated, by means of its Form 10-K filing for the year ended December 31, 2005, the audited consolidated financial statements for the years ended December 31, 2003 and 2004, its unaudited selected financial data for the years ended December 31, 2001 and 2002 and certain of its unaudited condensed consolidated financial information for each quarter in 2004 and the first and second quarters of 2005. Previously filed or furnished financial information for periods prior to the Company’s Form 10-K filing for the year ended December 31, 2005 should not be relied upon.
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
     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at June 30, 2006, due to provisions within the contracts governing the timing for billing such amounts. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $7.0 million in unbilled receivables at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of July 31, 2006, approximately $6.1 million of payments have been received related to these amounts. At June 30, 2006, the Company has recorded no reserves related to these amounts, as it believes that the amounts represent valid receivables that will be collected.
     In addition to the SPP receivables discussed above, at June 30, 2006, the Company has approximately $3.5 million of billed receivables due from former clients which remain uncollected as of July 31, 2006. Approximately $0.7 million of this amount is due from clients whose contracts expired prior to December 31, 2004. In addition to the billed receivables due from former clients at June 30, 2006, the Company also has approximately $4.8 million of unbilled receivables related to former clients which represent aggregate pool receivable amounts which remain unbillable at June 30, 2006 based on stated contract terms. Approximately $4.2 million of this unbilled receivable amount relates to two clients whose contracts expired prior to December 31, 2004. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.
     In addition to the receivables discussed above, the Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At June 30, 2006, the Company is involved in a dispute with one client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of uncollectibility related to each of these circumstances which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
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
     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company have agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. During the pendency of the appeal, through mutual agreement with the County, the Company is providing healthcare services to the County, while reserving all of its rights with respect to its appeal as to whether the contract was properly extended. Although the Company believes it will be successful in its appeal, there is no guarantee it will be successful and the County’s renewal may be found valid. During the pendancy of the aforementioned lawsuit, on or about May 5, 2006, the County opened a new, additional facility for the detention of some of its inmates. The Company is of the opinion that this new facility will increase the staffing and equipment required to service the County contract in a material fashion not contemplated by the initial contract. The County has informed the Company that it expects the Company to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, the Company filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that the Company is under no obligation to provide personnel or services to the County at the new facility. During the pendancy of this second lawsuit, the Company is providing services at the new facility under a reservation of rights. Upon completion of the aforementioned lawsuit, the Company will evaluate the contract to determine if a loss contract reserve is necessary. The identification of the Baltimore County contract as a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded. For the quarter and six month period ended June 30, 2006, this contract had a loss of approximately $0.2 million and $0.4 million, respectively on revenues of $0.8 million and $1.7 million, respectively. Under the terms of the contract, the Company is at risk for off-site medical services subject to an annual per inmate limit of $25,000.
     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve. As such, there was no negative gross margin or overhead costs charged against the loss contract reserve for the quarter and six month period ended June 30, 2006. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $4.3 million and $7.4 million, respectively for the quarter and six month period ended June 30, 2005. The amounts charged against the loss contract reserve during 2005 represented losses associated with the Maryland DPS contract and the County contract.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. However, the Company is effectively self-insured resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002, 2003, 2004, 2005 and 2006. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a reto-premium with adjustment based on actual losses after a minimum of 30 months. The Company’s ultimate premium for its 2002, 2003, 2004, 2005 and 2006 policies will depend on the final incurred losses related to each of these separate policy periods. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves recommended by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.
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
     At June 30, 2006, the Company’s reserves for medical malpractice claims totaled $23.7 million including an estimate for incurred but not reported medical malpractice claims. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. For the six month periods ended June 30, 2006 and 2005, the Company recorded increases of approximately $1.1 million and $1.5 million, respectively, related to its prior year claims reserves as a result of adverse development. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meets its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At June 30, 2006, the Company had approximately $7.3 million in accrued liabilities for employee health and workers’ compensation claims. The Company is primarily self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserves. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above and such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At June 30, 2006, the Company’s valuation allowance of approximately $0.3 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
     The Company’s effective tax rate is based on expected pre-tax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.
Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R), which requires it to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited. For the quarters and six month periods ended June 30, 2006 and 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the condensed consolidated statements of operations.

	Quarter ended		Six months ended
	June 30,		June 30,
Percentage of Healthcare Revenues	2006	2005	2006	2005
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	93.7	91.9	94.1	91.6

Gross margin	6.3	8.1	5.9	8.4
Selling, general and administrative expenses	4.1	3.1	3.8	3.2
Discontinued acquisition expenses	—	0.4	—	0.2
Audit Committee investigation and related expenses	0.6	—	1.4	—
Depreciation and amortization	0.7	0.7	0.6	0.7

Income from operations	0.9	3.9	0.1	4.3
Interest, net	0.3	0.2	0.3	0.2
Late fee income	—	0.2	—	0.1

Income (loss) from continuing operations before income tax provision (benefit)	0.6	3.9	(0.2)	4.2
Income tax provision (benefit)	0.2	1.5	(0.1)	1.7

Income (loss) from continuing operations	0.4	2.4	(0.1)	2.5
Income (loss) from discontinued operations, net of taxes	(0.1)	(0.4)	(0.1)	—

Net income (loss)	0.3%	2.0%	(0.2)%	2.5%

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
     Healthcare revenues. Healthcare revenues for the quarter ended June 30, 2006 increased $20.7 million, or 14.9%, from $139.5 million for the quarter ended June 30, 2005 to $160.2 million for the quarter ended June 30, 2006. Healthcare revenues in 2006 included $27.4 million of revenue growth resulting from correctional healthcare services contracts added in 2005 and 2006 through marketing activities. Offsetting this revenue increase, correctional healthcare services contracts in place at December 31, 2004 and continuing beyond June 30, 2006 experienced negative revenue growth of 0.3% consisting of a reduction to revenue of $0.4 million during the second quarter of 2006 as the result of a reduction in aggregate cap revenues. SPP pharmaceutical distribution revenue decreased $6.3 million primarily due to the loss of two distribution customers in June 2005. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended June 30, 2006 increased $21.9 million, or 17.1%, from $128.2 million for the quarter ended June 30, 2005 to $150.1 million for the quarter ended June 30, 2006. Included in the healthcare expenses for the quarter ended June 30, 2006 is approximately $0.1 million related to share-based compensation expense. No such share-based compensation was recorded in the quarter ended June 30, 2005. Expenses related to new correctional healthcare services contracts added in 2005 and 2006 through marketing activities accounted for $27.2 million of the increase. Offsetting the healthcare expense increase from new correctional healthcare services contracts, correctional healthcare services contracts in place at December 31, 2004 and continuing beyond June 30, 2006 experienced a decrease of $0.3 million during the second quarter of 2006 as a result of the decrease in healthcare revenues discussed above. SPP pharmaceutical distribution expense decreased $5.0 million as a result of the decrease in SPP pharmaceutical distribution revenue. Healthcare expenses as a percentage of healthcare revenues for the quarter ended June 30, 2006 increased 1.8%, from 91.9% for the quarter ended June 30, 2005 to 93.7% for the quarter ended June 30, 2006. This increase in healthcare expenses as a percentage of healthcare revenues is primarily due to losses incurred at SPP and under the Company’s contracts with the Vermont Department of Corrections, Wyoming Department of Corrections and Florida Department of Corrections.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.6 million, or 4.1% of healthcare revenues, for the quarter ended June 30, 2006 as compared to $4.3 million, or 3.1% of healthcare revenues, for the quarter ended June 30, 2005. Included in the selling, general and administrative expenses for the quarter ended June 30, 2006 is approximately $1.0 million related to share-based compensation expense. No such share-based compensation was recorded in the quarter ended June 30, 2005. The remaining increase in selling, general and administrative expenses in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 was primarily the result of salary increases as the Company developed its operational team and consulting expense related to management and director searches and SPP efficiency improvements. As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there were no overhead costs associated with the Company’s loss contracts charged against the loss contract reserve during the quarter ended June 30, 2006. Approximately $0.3 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the quarter ended June 30, 2005.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.5 million, or 0.4% of healthcare revenues, for the quarter ended June 30, 2005. There were no discontinued acquisition expenses incurred in the quarter ended June 30, 2006. The discontinued acquisition expenses incurred in the quarter ended June 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $1.0 million, or 0.6% of healthcare revenues, for the quarter ended June 30, 2006. There were no Audit Committee investigation and related expenses incurred in the quarter ended June 30, 2005. The Audit Committee investigation and related expenses incurred in the quarter ended June 30, 2006 related to the legal costs of processing customer refunds and the costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. See Note 3 of the Company’s condensed consolidated financial statements for further discussion of the Audit Committee investigation.
     Depreciation and amortization. Depreciation and amortization expense for the quarters ended June 30, 2006 and 2005 was $1.1 million and $1.0 million, respectively.
     Interest, net. Net interest expense increased to $0.5 million, or 0.3% of healthcare revenues, for the quarter ended June 30, 2006 from $0.3 million, or 0.2% of healthcare revenues, for the quarter ended June 30, 2005. This increase is primarily the result of an increase in average borrowings outstanding.
     Late fee income. Late fee income was $0.2 million, or 0.2% of healthcare revenues, for the quarter ended June 30, 2005. There was no late fee income received in the quarter ended June 30, 2006. The late fee income received in the quarter ended June 30, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision. The income tax provision for the quarter ended June 30, 2006 was $0.3 million or 0.2% of healthcare revenues as compared with $2.2 million or 1.5% of healthcare revenues for the quarter ended June 30, 2005. The Company’s effective tax rate is based on expected pre-tax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.
     Income from continuing operations. Income from continuing operations for the quarter ended June 30, 2006 was $0.6 million, as compared with $3.3 million for the quarter ended June 30, 2005 as the result of the factors discussed above.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended June 30, 2006 was $0.1 million as compared with $0.5 million for the quarter ended June 30, 2005. The loss from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the quarter ended June 30, 2006 was $0.5 million as compared with $2.8 million for the quarter ended June 30, 2005 as the result of the factors discussed above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Healthcare revenues. Healthcare revenues for the six month period ended June 30, 2006 increased $54.9 million, or 20.2%, from $272.4 million for the six month period ended June 30, 2005 to $327.3 million for the six month period ended June 30, 2006. Healthcare revenues in 2006 included $56.5 million of revenue growth resulting from correctional healthcare services contracts added in 2005 and 2006 through marketing activities. Correctional healthcare services contracts in place at December 31, 2004 and continuing beyond June 30, 2006 experienced revenue growth of 4.0% consisting of additional revenue of $9.8 million during the first six months of 2006 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $11.4 million primarily due to the loss of two distribution customers in June 2005. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the six month period ended June 30, 2006 increased $58.3 million, or 23.3%, from $249.6 million for the six month period ended June 30, 2005 to $307.9 million for the six month period ended June 30, 2006. Included in the healthcare expenses for the six month period ended June 30, 2006 is approximately $0.2 million related to share-based compensation expense. No such share-based compensation was recorded in the six month period ended June 30, 2005. Expenses related to new correctional healthcare services contracts added in 2005 and 2006 through marketing activities accounted for $57.5 million of the increase. Correctional healthcare services contracts in place at December 31, 2004 and continuing beyond June 30, 2006 accounted for $8.7 million of the increase during the first six months of 2006 as a result of increases in the levels of staff and staff compensation and increases in the pharmacy costs associated with providing healthcare to inmates at existing contracts. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $7.9 million as a result of the decrease in SPP pharmaceutical distribution revenue. Healthcare expenses as a percentage of healthcare revenues for the six month period ended June 30, 2006 increased 2.5%, from 91.6% for the six month period ended June 30, 2005 to 94.1% for the six month period ended June 30, 2006. This increase in healthcare expenses as a percentage of healthcare revenues is primarily due to losses incurred at SPP and under the Company’s contracts with the Vermont Department of Corrections, Wyoming Department of Corrections and Florida Department of Corrections.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $12.5 million, or 3.8% of healthcare revenues, for the six month period ended June 30, 2006 as compared to $8.6 million, or 3.2% of healthcare revenues, for the six month period ended June 30, 2005. Included in the selling, general and administrative expenses for the six month period ended June 30, 2006 is approximately $1.9 million related to share-based compensation expense. No such share-based compensation was recorded in the six month period ended June 30, 2005. The remaining increase in selling, general and administrative expenses in the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 was primarily the result of salary increases as the Company developed its operational team and consulting expense related to management and director searches and SPP efficiency improvements. As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there were no overhead costs associated with the Company’s loss contracts charged against the loss contract reserve during the six month period ended June 30, 2006. Approximately $0.6 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the six month period ended June 30, 2005.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.5 million, or 0.2% of healthcare revenues, for the six month period ended June 30, 2005. There were no discontinued acquisition expenses incurred in the six month period ended June 30, 2006. The discontinued acquisition expenses incurred in the six month period ended June 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $4.6 million, or 1.4% of healthcare revenues, for the six month period ended June 30, 2006. There were no Audit Committee investigation and related expenses incurred in the six month period ended June 30, 2005. The Audit Committee investigation and related expenses incurred in the six month period ended June 30, 2006 related to an internal investigation conducted by the Audit Committee primarily to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable client terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles. See

Note 3 of the Company’s condensed consolidated financial statements for further discussion of the Audit Committee investigation.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.5 million, or 0.2% of healthcare revenues, for the six month period ended June 30, 2005. There were no discontinued acquisition expenses incurred in the six month period ended June 30, 2006. The discontinued acquisition expenses incurred in the six month period ended June 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Depreciation and amortization. Depreciation and amortization expense for the six month periods ended June 30, 2006 and 2005 was $2.0 million and $1.9 million, respectively.
     Interest, net. Net interest expense increased to $1.0 million, or 0.3% of healthcare revenues, for the six month period ended June 30, 2006 from $0.5 million, or 0.2% of healthcare revenues, for the six month period ended June 30, 2005. This increase is primarily the result of an increase in average borrowings outstanding.
     Late fee income. Late fee income was $0.2 million, or 0.1% of healthcare revenues, for the six month period ended June 30, 2005. There was no late fee income received in the six month period ended June 30, 2006. The late fee income received in the six month period ended June 30, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision (benefit). The income tax benefit for the six month period ended June 30, 2006 was $0.4 million as compared with a provision for income taxes of $4.6 million for the six month period ended June 30, 2005. The Company’s effective tax rate is based on expected pre-tax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on the loss from continuing operations before taxes for the six month period ended June 30, 2006 is 53.7% and primarily results from the magnitude of nondeductible expenses relative to income from continuing operations before taxes. In arriving at this rate, management considered a variety of factors, including year-to-date actual and estimated annual pre-tax results, estimated year-to-date and annual nondeductible expenses and estimated state income taxes.
     Income (loss) from continuing operations. The loss from continuing operations for the six month period ended June 30, 2006 was $0.3 million, as compared with income from continuing operations of $6.8 million for the six month period ended June 30, 2005 as a result of the factors discussed above.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the six month period ended June 30, 2006 was $0.3 million as compared with $0.1 million for the six month period ended June 30, 2005. The loss from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income (loss). The net loss for the six month period ended June 30, 2006 was $0.6 million as compared with net income of $6.7 million for the six month period ended June 30, 2005 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $6.9 million at June 30, 2006 compared to $4.4 million at December 31, 2005. Days sales outstanding in accounts receivable were 54 at June 30, 2006 while accounts payable days outstanding at June 30, 2006 were 43 and accrued medical claims liability days outstanding at June 30, 2006 were

117. Days sales outstanding in accounts receivable were 61 at December 31, 2005 while accounts payable days outstanding at December 31, 2005 were 49 and accrued medical claims liability days outstanding at December 31, 2005 were 105.
     The Company had a net loss of $0.6 million for the six month period ended June 30, 2006 compared to net income of $6.7 million for the six month period ended June 30, 2005. The Company had stockholders’ equity of $56.0 million at June 30, 2006 and December 31, 2005. The Company’s cash and cash equivalents increased to $10.0 million at June 30, 2006. The Company had no cash and cash equivalents at December 31, 2005. The Company had restricted cash of $4.2 million at December 31, 2005 used to collateralize outstanding letters of credit which was released from restriction in the six month period ended June 30, 2006.
     Cash flows from operating activities represent the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the six month period ended June 30, 2006 were $2.4 million, a decrease of $2.6 million from cash flows from operations for the six months ended June 30, 2005 of $5.0 million. The decrease was primarily due to a decrease of $7.3 million in net income.
     Cash flows used in investing activities were $1.6 million and $1.8 million for the six month periods ended June 30, 2006 and 2005, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.
     Cash flows provided by financing activities during the six month period ended June 30, 2006 were $9.2 million which represents excess tax benefits from share-based compensation arrangements, cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan, a reduction in restricted cash used to collateralize letters of credit and net borrowings on the line of credit, offset by share repurchases. Cash flows provided by financing activities during the six months ended June 30, 2005 were $1.1 million which represent cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan.
     Credit Facility
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance at December 31, 2005. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $10.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2006, the Company had borrowings outstanding under the Credit Agreement totaling $18.9 million and $22.6 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP of $10.0 million at June 30, 2006, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million through October 31, 2006, $10.0 million from November 1, 2006 to October 31, 2007 and $7.5 million from November 1, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.

     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month less a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agrement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 5.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a common requirement in commercial credit agreements, allows the Lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.
     Beginning March 31, 2006, the Credit Agreement required the Company to meet certain financial covenants related to minimum levels of earnings. At June 30, 2006, the Company was in compliance with these covenants. The Credit Agreement also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.
     Other Financing Transactions
     At June 30, 2006, the Company had standby letters of credit outstanding totaling $5.7 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.
     Contractual Obligations and Commercial Commitments
     As of June 30, 2006, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$816	$2,379	$244	$—
Revolving credit facility	18,927	—	—	—
Professional and general liability claims	8,511	10,966	3,381	874

Total	$28,254	$13,345	$3,625	$874

     At June 30, 2006, the Company was contingently liable for $17.5 million of performance bonds. The performance bonds are collateralized by the standby letters of credit discussed above.
     Off-Balance Sheet Transactions
     As of June 30, 2006 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
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
     Recently Issued Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have had no material effect on interest expense paid under the CapitalSource Credit Facility. Interest expense represents 0.3% and 0.2% of the Company’s revenues, respectively, for the six month periods ended June 30, 2006 and 2005. Debt of $18.9 million at June 30, 2006 represents 9.2% of the Company’s total liabilities and stockholders’ equity.
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
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of June 30, 2006, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) were not fully remediated at June 30, 2006, the Company’s disclosure controls and procedures were not effective at June 30, 2006.
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
     Until full remediation of the material weaknesses described in the 2005 Form 10-K, management is relying on enhanced accounting reviews of SPP by corporate finance; certain manual procedures, including the centralized review of key SPP contracts and transactions; and the utilization of outside professionals to supplement SPP’s staff in assisting management in meeting the objectives otherwise fulfilled by an effective control environment. These additional procedures were performed in connection with the preparation of the Company’s financial statements for the six month period ended June 30, 2006.

     Changes in Internal Controls
     As of the date of this filing, the Company has taken or is currently taking the steps listed below to strengthen its internal control over financial reporting. Notwithstanding such efforts, the material weaknesses described in Item 9A. “Controls and Procedures” of the Company’s 2005 Form 10-K, will not be remediated until the new controls operate for a sufficient period of time and are tested (in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act) to enable management to conclude that the controls are operating effectively. In addition to the procedures performed in connection with the preparation of the Company’s interim 2006 financial statements outlined above, management has also implemented, or is in the process of implementing, the following changes to the internal control systems and procedures at SPP:
•	Policies have been developed and communicated to SPP and Company management concerning the clarity of definitions regarding pricing and returns policies to be used in proposals and contracts.

•	All proposals, new contracts and amendments to existing contracts must be reviewed by the Legal and Finance Departments of the Company prior to delivery or execution. Additionally, contract record keeping procedures are being enhanced.

•	The significant terms of all proposals must be reviewed and approved by Executive Management of the Company prior to delivery.

•	Changes to customer pricing rules in SPP’s information system must be reviewed and approved by the Legal and Finance Departments of the Company prior to implementation of the changes. Additionally, SPP is developing an edit report that will be periodically reviewed by the Controller of SPP to ensure that all changes made to customer pricing rules are appropriately approved and input accurately.

•	Documentation of changes to the customer pricing rules must be maintained by SPP with a copy of all changes sent to the Legal Department of the Company.

•	The Controller of SPP now reports directly to the Finance Department of the Company rather than to the President of SPP.

•	Monthly account reconciliations of SPP are being reviewed by the Finance Department of the Company.

•	SPP is developing reports that more closely monitor monthly drug price changes.

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. The Company will vigorously defend the appeal. If the Company is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. The Company is appealing the underlying indemnity award against EMSA. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of June 30, 2006, the Company has no separate legal reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of June 30, 2006, the Company has no reserves associated with this proceeding. CHRS has filed an Appeal in the Florida Third District Court of Appeal. EMSA will vigorously defend the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. The Company believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event the Company is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of June 30, 2006, the Company has no reserves associated with this proceeding.
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
     SEC and United States Attorney Informal Inquiries. As previously reported, the Company contacted the SEC to inform it of the existence of the internal investigation conducted by the Audit Committee and the issues being investigated, and, since that time, the Company has cooperated with the SEC in an informal inquiry that it is conducting as well as with the Office of the U. S. Attorney for the Middle District of Tennessee in the informal inquiry it is conducting. Both the Audit Committee and the Company intend to continue to cooperate with those government entities.
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and and the Company’s Chief Executive Officer and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action.
     Shareholder Derivative Litigation. On or about May 26, 2006, Plaintiff, Susan Battersby brought a shareholders’ derivative action on behalf of the Company against Company officers Michael Catalano and Michael W. Taylor and former and current Company directors, William D. Eberle, Burton C. Einspruch, Michael E. Gallagher, Carol R. Goldberg, Richard M. Mastaler and Richard W. Wright, individually, and the Company, as a nominal defendant. The suit was filed in the Circuit Court for Williamson County, Tennessee, seeking (i) money damages in the amount of $70 million, (ii) disgorgement by the individual defendants of all profits, special benefits and unjust enrichment, (iii) actions to reform and improve its corporate governance and internal controls, (iv) punitive damages, and (v) attorney’s fees. Plaintiff alleged that the defendants acted in a grossly negligent and reckless manner so as to cause the Company to violate the federal securities laws. On July 21, 2006, all parties to the action entered into a joint Stipulated Order of Dismissal to dismiss the action in its entirety, without prejudice. As of the date hereof, the Court has yet to enter the stipulated order. Although the Company has no reason to believe the Court will not enter the stipulated order, if the Court fails to enter the order, the lawsuit will proceed and the Company and the defendants will vigorously defend this lawsuit.
     Although the Company believes that it has meritorious liability and damages defenses to the securities class actions and intends to defend them vigorously, it is unable at this time to predict the outcome of these actions or reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above. There is risk that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. The ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price.

     Delaware Department of Justice Informal Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the Spring of 2005 for pharmaceutical services. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2006. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS
     Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The risk factors set forth below were disclosed in the Company’s Annual Report on Form 10-K, but have been updated to provide additional information.
     Shareholder Litigation. As a result of the matters investigated by the Audit Committee and the restatement of the Company’s financial statements, the Company and certain of its executive officers have been named defendants in several shareholder class action lawsuits and a shareholder derivative action (see Note 17 of the Company’s condensed consolidated financial statements and Item 1. “Legal Proceedings”). In addition, the Company and its current or former directors or officers could be named defendants in future shareholder class action or shareholder derivative lawsuits. Management of the Company is unable to predict the effect that the current or any future lawsuits may have on its business, financial condition, results of operations or stock price.
     Potential Enforcement Actions. The Company could be the subject of future government investigations, enforcement actions or penalties. As previously disclosed, the Company is currently the subject of informal inquiries by both the SEC and the U.S. Attorney for the Middle District of Tennessee with respect to those matters that were the subject of the Audit Committee’s internal investigation. In addition, the Company has received notice from the Delaware Department of Justice that it is currently conducting an informal inquiry into the payment of claims by the Delaware Department of Correction to SPP for pharmaceutical services (see Note 17 of the Company’s condensed consolidated financial statements and Item 1. “Legal Proceedings”). Both the Audit Committee and the Company have cooperated and intend to continue to cooperate fully with these government entities regarding such inquiries. However, there can be no assurance that the SEC, the U.S. Attorney, or any other governmental authority (including, without limitation, the governmental entities with which the Company entered into contractual relationships) will not take any action that would adversely affect the Company as a result of the matters investigated by the Audit Committee or the restatement of the Company’s financial results. Such actions could result in criminal, civil or other penalties, including the imposition of fines, the termination of existing contracts or debarment from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Repurchases (shown in 000’s except share and per share amounts):

			(c) Total Number of	(d) Maximum Number
			Shares (of Units)	(or Approximate Dollar
	(a) Total of	(b) Average	Purchased as Part	Value) of shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or Units)	per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs (1)
April 2006 (4/1/06 to 4/30/06)	—	$—	—	$—
May 2006 (5/1/06 to 5/31/06)	217,000	$19.95	217,000	$24,000
June 2006 (6/1/06 to 6/30/06)	—	$—	—	$—

(1)	On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. As of June 30, 2006, the Company has repurchased and retired a total of 366,100 common shares at an aggregate cost of approximately $6.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on Wednesday, June 14, 2006. The results of the vote for election of directors to the Company’s Board of Directors were as follows:

Director	Votes For	Votes Withheld
Michael Catalano	8,036,326	1,860,080
William D. Eberle	9,316,741	579,665
Burton C. Einspruch, M.D.	9,896,215	191
Richard D. Wright	7,235,944	2,660,462
     The results of the vote for the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm were as follows:

Votes For	Votes Against	Votes Abstained
9,835,656	159,909	600
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

2.1	—	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.3	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	—	Form of New Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

10.2	—	2006 Incentive Compensation Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 18 to the condensed consolidated financial statements in this report.

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
Dated: August 9, 2006