Form 10-Q
period 2006-09-30
AMERICA SERVICE GROUP INC /DE
filed 2006-11-08
CIK 877476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     There were 10,100,587 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2006.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,287	$—
Restricted cash	—	4,200
Accounts receivable, net of allowance for doubtful accounts of $417 and $698, respectively	89,075	99,712
Inventories	7,938	6,546
Prepaid expenses and other current assets	19,040	18,976
Current deferred tax assets	8,980	7,575

Total current assets	139,320	137,009
Property and equipment, net	6,997	6,336
Goodwill, net	43,813	43,813
Contracts, net	5,945	7,166
Other intangibles, net	672	845
Other assets	4,447	10,068

Total assets	$201,194	$205,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,525	$36,023
Accrued medical claims liability	28,295	31,122
Accrued expenses	50,769	44,478
Deferred revenue	14,823	8,533
Revolving credit facility	13,181	12,500

Total current liabilities	134,593	132,656
Noncurrent portion of accrued expenses	16,856	15,701
Noncurrent deferred tax liabilities	876	876

Total liabilities	152,325	149,233

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2006 and December 31, 2005; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at September 30, 2006 and December 31, 2005; 10,100,587 and 10,761,526 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	101	108
Additional paid-in capital	47,182	53,759
Retained earnings	1,586	2,137

Total stockholders’ equity	48,869	56,004

Total liabilities and stockholders’ equity	$201,194	$205,237

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2005 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Healthcare revenues	$158,216	$136,455	$479,185	$402,601
Healthcare expenses	150,269	132,361	451,995	376,328

Gross margin	7,947	4,094	27,190	26,273
Selling, general and administrative expenses	6,085	4,566	18,608	13,199
Discontinued acquisition expenses	—	207	—	658
Audit Committee investigation and related expenses	370	370	4,967	370
Depreciation and amortization	1,057	1,105	3,086	2,995

Income (loss) from operations	435	(2,154)	529	9,051
Interest, net	531	305	1,546	848
Late fee income	—	—	—	249

Income (loss) from continuing operations before income tax provision (benefit)	(96)	(2,459)	(1,017)	8,452
Income tax provision (benefit)	(32)	(752)	(634)	3,624

Income (loss) from continuing operations	(64)	(1,707)	(383)	4,828
Income (loss) from discontinued operations, net of taxes	147	545	(168)	712

Net income (loss)	$83	$(1,162)	$(551)	$5,540

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.01)	$(0.16)	$(0.04)	$0.45
Income (loss) from discontinued operations, net of taxes	0.02	0.05	(0.01)	0.06

Net income (loss)	$0.01	$(0.11)	$(0.05)	$0.51

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.01)	$(0.16)	$(0.04)	$0.44
Income (loss) from discontinued operations, net of taxes	0.02	0.05	(0.01)	0.06

Net income (loss)	$0.01	$(0.11)	$(0.05)	$0.50

Weighted average common shares outstanding:
Basic	10,410,046	10,822,759	10,652,077	10,847,422

Diluted	10,410,046	10,822,759	10,652,077	11,106,649

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(551)	$5,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,116	3,101
Loss on retirement of fixed assets	3	—
Finance cost amortization	82	437
Deferred income taxes	(976)	3,850
Share-based compensation expense	3,117	60
Increase in loss contract reserve	—	1,295
Excess tax benefits from share-based compensation expense	(429)	97
Changes in operating assets and liabilities:
Accounts receivable, net	10,637	4,014
Inventories	(1,392)	122
Prepaid expenses and other current assets	(64)	876
Other assets	5,538	373
Accounts payable	(8,498)	(8,494)
Accrued medical claims liability	(2,827)	2,009
Accrued expenses	7,446	(196)
Deferred revenue	6,290	(7,470)
Loss contract reserve utilization	—	(7,357)

Net cash provided by (used in) operating activities	21,492	(1,743)

Cash flows from investing activities:
Capital expenditures, net	(2,386)	(2,474)

Net cash used in investing activities	(2,386)	(2,474)

Cash flows from financing activities:
Net borrowings on line of credit	681	4,104
Share repurchases	(11,582)	(2,931)
Reduction in restricted cash used to collateralize letters of credit	4,200	—
Excess tax benefits from share-based compensation expense	429	—
Issuance of common stock, net	398	600
Exercise of stock options	1,055	748

Net cash provided by (used in) financing activities	(4,819)	2,521

Net increase (decrease) in cash and cash equivalents	14,287	(1,696)
Cash and cash equivalents at beginning of period	—	7,191

Cash and cash equivalents at end of period	$14,287	$5,495

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of September 30, 2006 and for the quarters and nine month periods ended September 30, 2006 and 2005 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements except for the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) which was adopted January 1, 2006. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and nine month periods presented. The results of operations for the quarters and nine month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”).
     The preparation of the condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s estimate of refunds due to customers as a result of the investigation performed by the Audit Committee of its Board of Directors (the “Audit Committee”) into certain matters related to its subsidiary, Secure Pharmacy Plus, LLC (“SPP”), accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, reductions in revenue for contractual allowances, allowance for doubtful accounts, loss contract reserves, legal contingencies, employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured and share-based compensation. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
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
3. Restatement of Financial Statements
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to its subsidiary, SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006, the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The restatement reduced previously reported net income for these periods by $2.1 million, in the aggregate, and reduced previously reported retained earnings as of January 1, 2001 by $347,000.

     As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the restatement included an accrual of $3.7 million of aggregate refunds due to customers that were overcharged by SPP. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. The ultimate amounts paid could differ from such estimates; however, actual amounts to date have not differed materially from the estimated amounts.
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
5. Share-Based Compensation
     The Company has several approved stock incentive plans for its eligible employees and outside directors. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the quarter and nine month period ended September 30, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
     For the quarter and nine month period ended September 30, 2006, the Company recognized total share-based compensation cost of $1.0 million and $3.1 million, respectively, which consisted of $0.1 million and $0.3 million, respectively, classified in healthcare expenses and $0.9 million and $2.8 million, respectively, classified in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. These amounts include restricted stock related share-based compensation that was already being reflected in net income prior to the adoption of SFAS No. 123(R). For the quarter and nine month period ended September 30, 2006, the Company also recognized a total income tax benefit in the condensed consolidated statements of operations for share-based compensation arrangements of $1.4 million and $2.5 million, respectively. The Company did not capitalize any share-based compensation cost.
     The loss from continuing operations before income taxes, the loss from continuing operations and net income for the quarter ended September 30, 2006 were all negatively impacted as a result of adopting SFAS No. 123(R) by amounts totaling $1.0 million, $0.4 million and $0.4 million, respectively. The loss from continuing operations before income taxes, the loss from continuing operations and the net loss for the nine month period ended September

30, 2006 were all negatively impacted as a result of adopting SFAS No. 123(R) by amounts totaling $3.1 million, $0.6 million and $0.6 million, respectively. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the quarter and nine month period September 30, 2006 was $0.04 and $0.06 per common share, respectively.
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
     The following table illustrates the effect on net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the quarter and nine month period ended September 30, 2005 (in thousands except per share data):

	Quarter ended	Nine months ended
	September 30, 2005	September 30, 2005
Income (loss) from continuing operations as reported	$(1,707)	$4,828
Add: Stock based compensation expense included in reported net income, net of taxes	17	36
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	(817)	(1,740)

Pro forma income (loss) from continuing operations	(2,507)	3,124
Income from discontinued operations, net of taxes	545	712

Pro forma net income (loss) attributable to common shares	$(1,962)	$3,836

As reported net income (loss) per common share — basic:
As reported income (loss) from continuing operations	$(0.16)	$0.45
As reported income from discontinued operations, net of taxes	0.05	0.06

As reported net income (loss)	$(0.11)	$0.51

Pro forma net income (loss) per common share — basic:
Pro forma income (loss) from continuing operations	$(0.23)	$0.29
Pro forma income from discontinued operations, net of taxes	0.05	0.06

Pro forma net income (loss)	$(0.18)	$0.35

As reported net income (loss) per common share — diluted:
As reported income (loss) from continuing operations	$(0.16)	$0.44
As reported income from discontinued operations, net of taxes	0.05	0.06

As reported net income (loss)	$(0.11)	$0.50

Pro forma net income (loss) per common share — diluted:
Pro forma income (loss) from continuing operations	$(0.23)	$0.28
Pro forma income from discontinued operations, net of taxes	0.05	0.06

Pro forma net income (loss)	$(0.18)	$0.34

Stock Options
     The Company has an Incentive Stock Plan (the “Incentive Plan”) which provides for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 2,224,500 shares of the Company’s common stock. Awards and vesting periods under the Incentive Plan are discretionary and are administered by the Incentive Stock and Compensation Committee of the Board of Directors (the “Compensation Committee”). The exercise price of the options shall not be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the Compensation Committee determines at the time of grant, but no later than ten years from the grant date.
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
     At September 30, 2006, there were 260,758 options available for future grants under the above plans.
     As of September 30, 2006, there were $6.0 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.81 years.
     For the nine month periods ended September 30, 2006 and 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. No options were issued during the quarters ended September 30, 2006 and 2005. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The following table shows the weighted average assumptions used to develop the fair value estimates:

	Nine months ended
	September 30,
	2006	2005
Weighted average grant date fair value of options	$8.16	$13.01

Assumptions:
Volatility	0.64	0.85
Interest rate	5.03%	3.95%
Expected life (years)	4.66	4.50
Dividend yields	0.00%	0.00%
     A summary of option activity and changes during the nine month period ended September 30, 2006 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2005	1,300,502	$16.82
Granted	40,000	14.10
Exercised	(92,513)	4.39
Canceled	(10,750)	10.99

Outstanding, March 31, 2006	1,237,239	$17.72

Granted	289,000	14.55
Exercised	(59,839)	9.16
Canceled	—	—

Outstanding, June 30, 2006	1,466,400	$17.44

Granted	—	—
Exercised	(19,240)	5.23
Canceled	(60,819)	19.94

Outstanding, September 30, 2006	1,386,341	$17.50	7.51	$983

Exercisable, September 30, 2006	720,616	$19.07	6.17	$983

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the grant price of in-the-money options.

     The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the quarter ended September 30, 2006 was $0.2 million. Options exercised during the quarter ended September 30, 2005 had an intrinsic value of approximately $40,000. The total intrinsic value of options exercised during the nine month periods ended September 30, 2006 and 2005 was $1.3 million and $0.2 million, respectively.
     Cash received from option exercises under all share-based payment arrangements for the nine month periods ended September 30, 2006 and 2005 was $1.1 million and $0.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0.4 million and $0.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.
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
     A summary of the nonvested shares of restricted stock and activity during the nine month period ended September 30, 2006 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Price
Nonvested, December 31, 2005	11,500	$20.82
Granted	50,500	14.16
Vested	(2,500)	21.02
Forfeited	(5,000)	21.02

Nonvested, September 30, 2006	54,500	$14.62

     For the quarter and nine month period ended September 30, 2006, the Company recognized restricted stock related share-based compensation cost in selling, general and administrative expenses totaling approximately $60,000 and $48,000, respectively. For the quarter and nine month period ended September 30, 2005, the Company recognized restricted stock related share-based compensation cost in selling, general and administrative expenses totaling approximately $29,000 and $60,000, respectively.
Employee Stock Purchase Plan
     The Company instituted an Employee Stock Purchase Plan during 1996 pursuant to which an aggregate of 750,000 shares of the Company’s common stock may be sold. The Employee Stock Purchase Plan allows eligible employees to elect to purchase shares of common stock through voluntary automatic payroll deductions of up to 10% of the employee’s annual salary. Purchases of stock under the plan are made at the end of two six-month offering periods each year, one beginning on January 1 and one beginning on July 1. At the end of each six-month period, the employee’s contributions during that six-month period are used to purchase shares of common stock from the Company at 85% of the fair market value of the common stock on the first or last day of that six-month period, whichever is lower. The employee may elect to discontinue participation in the plan at any time.
     The Company records compensation expense for the Employee Stock Purchase Plan based on the fair value of the employees’ purchase rights, which is estimated using a Black-Scholes option pricing model. The following table shows the weighted average assumptions used to develop the fair value estimates for the quarter and nine month period ended September 30, 2006:

	Quarter ended	Nine months ended
	September 30, 2006	September 30, 2006
Weighted average grant date fair value	$5.50	$5.97
Assumptions:
Volatility	0.62	0.70
Interest rate	4.75%	4.82%
Expected life (years)	0.50	0.50
Dividend yields	0.00%	0.00%
     Employees purchased 13,843 shares for the first six-month period of 2006. The Company estimates that employees will purchase 15,600 shares for the second six-month period of 2006 based on historical grant activity. For the quarter and nine month period ended September 30, 2006, the Company recognized share-based compensation cost related to the Employee Stock Purchase Plan in selling, general and administrative expenses totaling approximately $22,000 and $133,000, respectively.
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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Healthcare revenues	$3,494	$17,852	$9,979	$96,960
Healthcare expenses	3,680	16,925	10,575	94,358
Increase in reserve for loss contracts	—	—	—	1,295

Gross margin	(186)	927	(596)	1,307
Depreciation and amortization	8	9	30	106
Interest, net	—	9	16	14

Income (loss) from discontinued operations before taxes	(194)	909	(642)	1,187
Income tax provision (benefit)	(341)	364	(474)	475

Income (loss) from discontinued operations, net of taxes	$147	$545	$(168)	$712

7. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Billed accounts receivable	$58,350	$46,735
Unbilled accounts receivable	29,994	53,563
Other accounts receivable	1,148	112

	89,492	100,410
Less: Allowances for doubtful accounts	(417)	(698)

	$89,075	$99,712

     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at September 30, 2006, due to provisions within the contracts governing the timing for billing such amounts. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.

     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the Audit Committee’s internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $7.0 million in unbilled receivables at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of October 25, 2006, less than $0.1 million of these receivables remain outstanding.
     With respect to PHS accounts receivable, at September 30, 2006, the Company had approximately $2.1 million of billed receivables due from clients whose contracts terminated prior to January 1, 2006. Approximately $0.8 million of this amount is due from clients whose contracts expired prior to January 1, 2005, of which $0.5 million has been collected subsequent to September 30, 2006. In addition to the billed receivables due from these former clients, the Company also has approximately $0.8 million of unbilled receivables related to these former clients which represent aggregate risk sharing receivable amounts which remain unbillable at September 30, 2006 based on stated contract terms. Approximately $0.3 million of this unbilled receivable amount relates to one client whose contract expired prior to January 1, 2005. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At September 30, 2006, the Company is involved in a dispute with a current client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     At September 30, 2006, the Company is involved in a dispute with another current client over billed receivables totaling approximately $1.1 million. The Company has recorded no reserves related to this amount as it believes the risk of loss is not probable.
     PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). As of September 30, 2006, PHS has approximately $1.6 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions described in Note 17, the Company believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on the Company’s ability to collect the outstanding receivable amount. For more information about the Baltimore County contract, see Note 17.
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
     Additionally, in November 2006, the Company received notice from another current client of its intent to assess performance penalties totaling approximately $0.7 million related to services provided by the Company prior to September 30, 2006. The Company currently has approximately $0.1 million of estimated contractual adjustments accrued related to such penalties. As of the date of this filing, the Company has not received sufficient documentation from the client to allow it to conclude as to whether the penalties are appropriate under the contract or to what extent such penalties, if deemed appropriate, are the responsibility of the Company’s subcontractors.
     Changes in circumstances related to the matters discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments, in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.

8. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Prepaid insurance	$10,884	$10,067
Prepaid cash deposits for estimated professional liability claims losses	7,500	8,400
Prepaid performance bonds	63	115
Prepaid other	593	394

	$19,040	$18,976

9. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	September 30,	December 31,	Estimated
	2006	2005	Useful Lives
Leasehold improvements	$1,230	$1,230	5 years
Equipment and furniture	11,055	9,657	5 years
Computer software	4,492	3,945	3-5 years
Medical equipment	2,373	2,231	5 years
Automobiles	60	38	5 years
Management information systems under development	170	59	—

	19,380	17,160
Less: Accumulated depreciation	(12,383)	(10,824)

	$6,997	$6,336

     Depreciation expense for the quarters ended September 30, 2006 and 2005 was approximately $0.6 million. Depreciation expense for the nine month periods ended September 30, 2006 and 2005 was approximately $1.7 million.
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
10. Other Assets
     Other assets are comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Deferred financing costs	$334	$251
Less: Accumulated amortization	(96)	(14)

	238	237

Prepaid cash deposits for estimated professional liability claims losses	2,955	5,892
Excess deposits for professional liability claims	1,177	3,864
Other refundable deposits	77	75

	$4,447	$10,068

11. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(9,925)	(8,704)

	$5,945	$7,166

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,728)	(1,555)

	$672	$845

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2006 is $0.5 million and for each of the next four years is $1.9 million, $1.9 million, $0.4 million and $0.2 million, respectively.
12. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Salaries and employee benefits	$20,841	$16,390
Professional liability claims	24,856	24,600
Accrued workers’ compensation claims	6,055	5,707
Other	15,873	13,482

	67,625	60,179
Less: Noncurrent portion of professional liability claims	(16,856)	(15,701)

	$50,769	$44,478

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
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends and/or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above the recent historical levels at that time.
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
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005, resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of taxes, in the Company’s condensed consolidated statements of operations. On June 30, 2005, the Company’s contract with the Maryland DPS expired.
     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. At the County’s request, the Company continued to provide healthcare services to the County pending judicial resolution of the dispute, while reserving all of its rights.
     On or about May 5, 2006, the County opened a new detention facility. The Company is of the opinion that this new facility increased the staffing and equipment required to service the County contract in a material fashion not contemplated by the initial contract. The County informed the Company that it expected the Company to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, the Company filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that the Company is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this second lawsuit, the Company was providing services at the new facility under a reservation of rights.
     Finally, during September 2006 both the Company and the County took individual steps to terminate the relationship between (or the contract, if it is determined to be in effect by the appellate court in the proceeding discussed above) the parties. The Company contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County. For more information about the Baltimore County contract, see Note 17.
     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve. As such, there was no negative gross margin or overhead costs charged against the loss contract reserve for the quarter ended September 30, 2005 or for the quarter and nine month period ended September 30, 2006. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $7.4 million for the nine month period ended September 30, 2005. The amounts charged against the loss contract reserve during 2005 represented losses associated with the Maryland DPS contract and the Baltimore County contract.
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
14. Banking Arrangements
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 and on October 31, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2006, the Company had borrowings outstanding under the Credit Agreement totaling $13.2 million and $23.7 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the Lenders’ review of the outcome of the Audit Committee’s internal investigation into matters at SPP of $5.0 million at September 30, 2006, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million to October 31, 2006, $10.0 million from October 31, 2006 to October 31, 2007 and $7.5 million from October 31, 2007 to October 31, 2008.
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
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 5.5% of the Borrowing Capacity depending on the date extinguished. The Credit

Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the mandatory lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.
     Beginning March 31, 2006, the Credit Agreement required the Company to meet certain financial covenants related to minimum levels of earnings. At September 30, 2006, the Company was in compliance with the covenant requirements as amended on October 31, 2006. The Credit Agreement also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At September 30, 2006, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged and a risk exists that the Company’s positions will not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations in future periods. The Company’s tax contingency accruals are reflected as a component of accrued liabilities.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on the loss from continuing operations before taxes for the nine month period ended September 30, 2006 is 82.8% and primarily results from the magnitude of projected nondeductible expenses relative to projected income from continuing operations before taxes.
16. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported and unreported professional and general liability claims. Amounts accrued were $24.9 and $24.6 million at September 30, 2006 and December 31, 2005, respectively, and are included in accrued expenses and the non-current portion of accrued expenses on the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the nine month periods ended September 30, 2006 and 2005, the Company recorded increases of approximately $2.4 million and $3.0 million, respectively, related to its prior year claims reserves as a result of adverse developments on individual claims or matters. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2006 represent management’s best estimate of the amounts necessary to discharge the Company’s liabilities.
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
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. EMSA is vigorously defending the appeal. If EMSA is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. EMSA is appealing the underlying indemnity award against it. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of September 30, 2006, the Company has no separate legal reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of September 30, 2006, the Company has no reserves associated with this proceeding. CHRS has filed an Appeal in the Florida Third District Court of Appeal. EMSA is vigorously defending the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. PHS believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2006, the Company has no reserves associated with this proceeding.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, Plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleges that, pursuant to a contract between Plaintiff and PHS, Plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleges that PHS has failed to pay for such services. PHS believes that it has viable defenses and counterclaims as to this cause of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2006, the Company has no reserves associated with this proceeding.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, Plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of at least $9,588 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount Plaintiff billed for his medical services. On September 22, 2006, the City of Philadelphia filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to Plaintiff’s complaint, which Answer included a crossclaim against the City of Philadelphia for contribution and indemnification. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2006, the Company has no reserves associated with this proceeding.

     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). The first lawsuit involves the term of PHS’ contract with the County. PHS contends that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing PHS’ contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. PHS has appealed this ruling. At the County’s request, PHS continued to provide healthcare services to the County pending judicial resolution of the dispute, while reserving all of its rights.
     On or about May 5, 2006, the County opened a new detention facility. PHS is of the opinion that this new facility increased the staffing and equipment required to service the County contract in a material fashion not contemplated by the initial contract. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this second lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, during September 2006 both PHS and the County took individual steps to terminate the relationship between (or the contract, if it is determined to be in effect by the appellate court in the proceeding discussed above) the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County. As of September 30, 2006, PHS has approximately $1.6 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions, PHS believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on PHS’ ability to collect the outstanding receivable amount.
     Each of the three suits is currently separate and distinct; however, the ultimate resolution of any of these suits could influence the ultimate outcome of the remaining suits. Should PHS be unsuccessful in any or all of these suits, such result could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price.
Matters Related to the Audit Committee Investigation
     As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that its Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The Company is involved in several matters relating to its announcement.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s

Chief Executive Officer and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses.
     Although the Company believes that it has meritorious liability and damages defenses to the securities class action and intends to defend it vigorously, it is unable at this time to predict the outcome of this action or reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above. There is risk that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price.
     Shareholder Derivative Litigation. On or about May 26, 2006, Plaintiff, Susan Battersby brought a shareholders’ derivative action on behalf of the Company against Company officers Michael Catalano and Michael W. Taylor and former and current Company directors, William D. Eberle, Burton C. Einspruch, Michael E. Gallagher, Carol R. Goldberg, Richard M. Mastaler and Richard W. Wright, individually, and the Company, as a nominal defendant. The suit was filed in the Circuit Court for Williamson County, Tennessee, seeking (i) money damages in the amount of $70 million, (ii) disgorgement by the individual defendants of all profits, special benefits and unjust enrichment, (iii) actions to reform and improve its corporate governance and internal controls, (iv) punitive damages, and (v) attorney’s fees. Plaintiff alleged that the defendants acted in a grossly negligent and reckless manner so as to cause the Company to violate the federal securities laws. On July 21, 2006, all parties to the action entered into a joint Stipulated Order of Dismissal to dismiss the action in its entirety. This order was entered by the presiding judge on July 27, 2006, and as such, this action has been dismissed.
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the Spring of 2005 for pharmaceutical services. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
Other Matters
     The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2006. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At September 30, 2006, the Company had outstanding performance bonds totaling approximately $13.3 million. These performance bonds are collateralized by letters of credit totaling $3.4 million.

18. Net Income (Loss) Per Share
     Net income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and nine month periods September 30, 2006 and 2005 (in thousands, except share and per share amounts).

	Quarter ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$(64)	$(1,707)	$(383)	$4,828
Income (loss) from discontinued operations, net of taxes	147	545	(168)	712

Numerator for basic and diluted net income (loss) per share	$83	$(1,162)	$(551)	$5,540

Denominator:
Denominator for basic net income per share — weighted average shares	10,410,046	10,822,759	10,652,077	10,847,422
Effect of dilutive securities:
Employee stock options	—	—	—	259,227

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	10,410,046	10,822,759	10,652,077	11,106,649

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.01)	$(0.16)	$(0.04)	$0.45
Income (loss) from discontinued operations, net of taxes	0.02	0.05	(0.01)	0.06

Net income (loss)	$0.01	$(0.11)	$(0.05)	$0.51

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.01)	$(0.16)	$(0.04)	$0.44
Income (loss) from discontinued operations, net of taxes	0.02	0.05	(0.01)	0.06

Net income (loss)	$0.01	$(0.11)	$(0.05)	$0.50

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,386,341	1,387,018	1,386,341	474,975

Weighted average exercise price of excluded options	$17.50	$17.05	$17.50	$22.76

     19. Comprehensive Income
     For the quarters and nine month periods ended September 30, 2006 and 2005, the Company’s comprehensive income (loss) was equal to net income (loss).

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
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended September 30, 2006:
Healthcare revenues	$154,899	$20,554	$(17,237)	$158,216
Healthcare expenses	146,382	21,124	(17,237)	150,269

Gross margin	$8,517	$(570)	$—	$7,947

Depreciation and amortization expense	$866	$191	$—	$1,057

Quarter ended September 30, 2005:
Healthcare revenues	$129,676	$19,646	$(12,867)	$136,455
Healthcare expenses	125,318	19,910	(12,867)	132,361

Gross margin	$4,358	$(264)	$—	$4,094

Depreciation and amortization expense	$748	$357	$—	$1,105

Nine month period ended September 30, 2006:
Healthcare revenues	$464,932	$63,257	$(49,004)	$479,185
Healthcare expenses	435,972	65,027	(49,004)	451,995

Gross margin	$28,960	$(1,770)	$—	$27,190

Depreciation and amortization expense	$2,519	$567	$—	$3,086

Nine month period September 30, 2005:
Healthcare revenues	$373,512	$65,400	$(36,311)	$402,601
Healthcare expenses	349,257	63,382	(36,311)	376,328

Gross margin	$24,255	$2,018	$—	$26,273

Depreciation and amortization expense	$2,133	$862	$—	$2,995

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of September 30, 2006:
Inventories	$5,149	$2,789	$7,938

Property and equipment, net	$4,721	$2,276	$6,997

Goodwill, net	$40,771	$3,042	$43,813

Total assets	$190,442	$10,752	$201,194

As of December 31, 2005:
Inventories	$3,944	$2,602	$6,546

Property and equipment, net	$3,670	$2,666	$6,336

Goodwill, net	$40,771	$3,042	$43,813

Total assets	$188,467	$16,770	$205,237

21. Share Repurchases
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. Under the stock repurchase program, no shares shall be repurchased directly from officers or directors of the Company and the common stock repurchased shall be retired. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. During the quarter and nine month period ended September 30, 2006, the Company repurchased and retired a total of 695,836 and 912,836 common shares, respectively at an aggregate cost of approximately $8.6 million and $11.6 million, respectively. As of September 30, 2006, the Company has repurchased and retired a total of 1,061,936 common shares at an aggregate cost of approximately $14.6 million.
22. Related Party Transaction
     On April 22, 2005, the Company entered into a consulting agreement with healthprojects, LLC, a company that is 100% owned by Richard D. Wright, the former Vice Chairman of Operations of the Company and a member of the Company’s Board of Directors. During 2005, the Company paid approximately $49,000 to healthprojects, LLC. The agreement was terminated as of September 1, 2005. No payments were made to related parties during the quarter and nine month period ended September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and is also a distributor of pharmaceuticals and medical supplies. As of October 1, 2006, the Company provided and/or administered managed healthcare and/or pharmaceutical distribution services under 98 contracts to approximately 219,000 inmates at over 330 sites in 36 states.
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
Restatement of Financial Statements
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to its subsidiary, SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006, the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in a restatement of the Company’s consolidated financial results for fiscal years 2001 through 2004 and the first and second quarters of fiscal year 2005. The restatement reduced previously reported net income for these periods by $2.1 million, in the aggregate, and reduced previously reported retained earnings as of January 1, 2001 by $347,000.
     As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the restatement included an accrual of $3.7 million of aggregate refunds due to customers that were overcharged by SPP. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. The ultimate amounts paid could differ from such estimates; however, actual amounts to date have not differed materially from the estimated amounts.

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
Critical Accounting Policies And Estimates
General
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:
•	revenue (net of contractual allowances) and cost recognition (including the estimated cost of off-site medical claims);

•	allowance for doubtful accounts;

•	loss contracts;

•	professional and general liability self-insurance retention;

•	other self-funded insurance reserves;

•	legal contingencies;

•	impairment of intangible assets and goodwill;

•	income taxes; and

•	share-based compensation.
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

     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools for off-site expenses, stop-loss provisions, cost plus a fee arrangement or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues that would be due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
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
     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at September 30, 2006, due to provisions within the contracts governing the timing for billing such amounts. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.

     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the Audit Committee’s internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $7.0 million in unbilled receivables at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of October 25, 2006, less than $0.1 million of these receivables remain outstanding.
     With respect to PHS accounts receivable, at September 30, 2006, the Company had approximately $2.1 million of billed receivables due from clients whose contracts terminated prior to January 1, 2006. Approximately $0.8 million of this amount is due from clients whose contracts expired prior to January 1, 2005, of which $0.5 million has been collected subsequent to September 30, 2006. In addition to the billed receivables due from these former clients, the Company also has approximately $0.8 million of unbilled receivables related to these former clients which represent aggregate risk sharing receivable amounts which remain unbillable at September 30, 2006 based on stated contract terms. Approximately $0.3 million of this unbilled receivable amount relates to one client whose contract expired prior to January 1, 2005. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At September 30, 2006, the Company is involved in a dispute with a current client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     At September 30, 2006, the Company is involved in a dispute with another current client over billed receivables totaling approximately $1.1 million. The Company has recorded no reserves related to this amount as it believes the risk of loss is not probable.
     PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). As of September 30, 2006, PHS has approximately $1.6 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions described in Note 17, the Company believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on the Company’s ability to collect the outstanding receivable amount. For more information about the Baltimore County contract, see Note 17.
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
     Additionally, in November 2006, the Company received notice from another current client of its intent to assess performance penalties totaling approximately $0.7 million related to services provided by the Company prior to September 30, 2006. The Company currently has approximately $0.1 million of estimated contractual adjustments accrued related to such penalties. As of the date of this filing, the Company has not received sufficient documentation from the client to allow it to conclude as to whether the penalties are appropriate under the contract or to what extent such penalties, if deemed appropriate, are the responsibility of the Company’s subcontractors.
     Changes in circumstances related to the matters discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.

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
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends and/or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above the recent historical levels at that time.
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
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005 resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of taxes, in the Company’s condensed consolidated statements of operations. On June 30, 2005, the Company’s contract with the Maryland DPS expired.

     In addition to the Maryland DPS contract, the Company was also carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and the Company agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. The Company has appealed this ruling. At the County’s request, the Company continued to provide healthcare services to the County pending judicial resolution of the dispute, while reserving all of its rights.
     On or about May 5, 2006, the County opened a new detention facility. The Company is of the opinion that this new facility increased the staffing and equipment required to service the County contract in a material fashion not contemplated by the initial contract. The County informed the Company that it expected the Company to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, the Company filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that the Company is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this second lawsuit, the Company was providing services at the new facility under a reservation of rights.
     Finally, during September 2006 both the Company and the County took individual steps to terminate the relationship between (or the contract, if it is determined to be in effect by the appellate court in the proceeding discussed above) the parties. The Company contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County. For more information about the Baltimore County contract, see Part II – Item 1 “Legal Proceedings”.
     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve. As such, there was no negative gross margin or overhead costs charged against the loss contract reserve for the quarter ended September 30, 2005 or for the quarter and nine month period ended September 30, 2006. Negative gross margin and overhead costs charged against the loss contract reserve related to loss contracts, including contracts classified as discontinued operations, totaled approximately $7.4 million for the nine month period ended September 30, 2005. The amounts charged against the loss contract reserve during 2005 represented losses associated with the Maryland DPS contract and the Baltimore County contract.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. However, the Company is effectively self-insured resulting from the use of large deductibles in 2000 and 2001 and the use of adjustable premium policies in 2002, 2003, 2004, 2005 and 2006. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 30 months. The Company’s ultimate premium for its 2002, 2003, 2004, 2005 and 2006 policies will depend on the final incurred losses related to each of these separate policy periods. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves recommended by the Company’s third-party administrator. Any adjustments resulting from the review are reflected in current earnings.
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
     At September 30, 2006, the Company’s reserves for medical malpractice claims totaled $24.9 million including an estimate for incurred but not reported medical malpractice claims. Reserves for medical malpractice liability fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice liability in the period in which the estimates are changed or payments are made. For the nine month periods ended September 30, 2006 and 2005, the Company recorded increases of approximately $2.5 million and $3.0 million, respectively, related to its prior year claims reserves as a result of adverse development. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meets its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Changes in reserve requirements resulting from a change in the financial health of a third-party insurance carrier are recognized in the period in which such factor becomes known. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At September 30, 2006, the Company had approximately $7.7 million in accrued liabilities for employee health and workers’ compensation claims. The Company is primarily self-insured for employee health and workers’ compensation claims. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and the time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claim history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserves. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above and such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At September 30, 2006, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged and a risk exists that the Company’s positions will not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations in future periods. The Company’s tax contingency accruals are reflected as a component of accrued liabilities.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on the loss from continuing operations before taxes for the nine month period ended September 30, 2006 is 82.8% and primarily results from the magnitude of projected nondeductible expenses relative to projected income from continuing operations before taxes.
Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R), which requires it to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited. For the quarters and nine month periods ended September 30, 2006 and 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the condensed consolidated statements of operations.

	Quarter ended		Nine months ended
	September 30,		September 30,
Percentage of Healthcare Revenues	2006	2005	2006	2005
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	95.0	97.0	94.3	93.5

Gross margin	5.0	3.0	5.7	6.5
Selling, general and administrative expenses	3.8	3.3	4.0	3.3
Discontinued acquisition expenses	—	0.2	—	0.2
Audit Committee investigation and related expenses	0.2	0.3	1.0	0.1
Depreciation and amortization	0.7	0.8	0.6	0.7

Income (loss) from operations	0.3	(1.6)	0.1	2.2
Interest, net	0.3	0.2	0.3	0.2
Late fee income	—	—	—	0.1

Income (loss) from continuing operations before income tax provision (benefit)	—	(1.8)	(0.2)	2.1
Income tax provision (benefit)	—	(0.5)	(0.1)	0.9

Income (loss) from continuing operations	—	(1.3)	(0.1)	1.2
Income (loss) from discontinued operations, net of taxes	0.1	0.4	—	0.2

Net income (loss)	0.1%	(0.9)%	(0.1)%	1.4%

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005
     Healthcare revenues. Healthcare revenues for the quarter ended September 30, 2006 increased $21.7 million, or 15.9%, from $136.5 million for the quarter ended September 30, 2005 to $158.2 million for the quarter ended September 30, 2006. Healthcare revenues in 2006 included $23.5 million of revenue growth resulting from correctional healthcare services contracts added in 2005 and 2006 through marketing activities. Correctional healthcare services contracts in place at December 31, 2004 and continuing beyond September 30, 2006 experienced revenue growth of 1.3% consisting of additional revenue of $1.7 million during the third quarter of 2006 as the result of increases from contract renegotiations and automatic price increases offset by decreases in revenues resulting from a reduction in the scope of services at two contracts and lower aggregate risk sharing revenues in 2006 due to decreases in the related underlying off-site healthcare costs. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.5 million primarily due to the loss of a distribution customer in August 2005 and a distribution customer in June 2006. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended September 30, 2006 increased $17.9 million, or 13.5%, from $132.4 million for the quarter ended September 30, 2005 to $150.3 million for the quarter ended September 30, 2006. Included in the healthcare expenses for the quarter ended September 30, 2006 is approximately $0.1 million related to share-based compensation expense. No such share-based compensation was recorded in the quarter ended September 30, 2005. Expenses related to new correctional healthcare services contracts added in 2005 and 2006 through marketing activities accounted for $24.6 million of the increase. Offsetting the healthcare expense increase from new correctional healthcare services contracts, correctional healthcare services contracts in place at December 31, 2004 and continuing beyond September 30, 2006 experienced a decrease of $3.7 million during the third quarter of 2006 as a result of a reduction in the scope of services at two contracts and off-site healthcare costs during 2006 at a number of contracts where such costs were covered by aggregate risk sharing revenues. SPP pharmaceutical distribution expense decreased $3.1 million as a result of the decrease in SPP pharmaceutical distribution revenue.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.1 million, or 3.8% of healthcare revenues, for the quarter ended September 30, 2006 as compared to $4.6 million, or 3.3% of healthcare revenues, for the quarter ended September 30, 2005. Included in the selling, general and administrative expenses for the quarter ended September 30, 2006 is approximately $0.9 million related to share-based compensation expense. No such share-based compensation was recorded in the quarter ended September 30, 2005. The remaining increase in selling, general and administrative expenses in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 was primarily the result of salary increases as the Company developed its operational team and consulting expense related to management and director searches and SPP efficiency improvements.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.2 million, or 0.2% of healthcare revenues, for the quarter ended September 30, 2005. There were no discontinued acquisition expenses incurred in the quarter ended September 30, 2006. The discontinued acquisition expenses incurred in the quarter ended September 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.4 million, or 0.2% of healthcare revenues, for the quarter ended September 30, 2006 as compared to $0.4 million, or 0.3% of healthcare revenues, for the quarter ended September 30, 2005. The Audit Committee investigation and related expenses incurred in the quarter ended September 30, 2006 related to the legal costs of processing customer refunds and the costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. See Notes 3 and 17 of the Company’s condensed consolidated financial statements for further discussion of the Audit Committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense for the quarters ended September 30, 2006 and 2005 was $1.1 million.
     Interest, net. Net interest expense increased to $0.5 million, or 0.3% of healthcare revenues, for the quarter ended September 30, 2006 from $0.3 million, or 0.2% of healthcare revenues, for the quarter ended September 30, 2005. This increase is primarily the result of an increase in average borrowings outstanding.
     Income tax benefit. The income tax benefit for the quarter ended September 30, 2006 was $32,000 as compared with $0.8 million for the quarter ended September 30, 2005. The Company’s effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on the loss from continuing operations before taxes for the quarter ended September 30, 2006 results from the Company’s revision of its annual estimated tax rate of 82.8% resulting from the magnitude of projected nondeductible expenses relative to projected income from continuing operations before taxes.
     Loss from continuing operations. The loss from continuing operations for the quarter ended September 30, 2006 was $0.1 million, as compared with $1.7 million for the quarter ended September 30, 2005 as the result of the factors discussed above.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, for the quarter ended September 30, 2006 was $0.1 million as compared with $0.5 million for the quarter ended September 30, 2005. Income from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income (loss). Net income for the quarter ended September 30, 2006 was $0.1 million as compared with a net loss of $1.2 million for the quarter ended September 30, 2005 as the result of the factors discussed above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Healthcare revenues. Healthcare revenues for the nine month period ended September 30, 2006 increased $76.6 million, or 19.0%, from $402.6 million for the nine month period ended September 30, 2005 to $479.2 million for the nine month period ended September 30, 2006. Healthcare revenues in 2006 included $81.6 million of revenue growth resulting from correctional healthcare services contracts added in 2005 and 2006 through marketing activities. Correctional healthcare services contracts in place at December 31, 2004 and continuing beyond September 30, 2006 experienced revenue growth of 2.8% consisting of additional revenue of $9.8 million during the first nine months of 2006 as the result of increases from contract renegotiations and automatic price increases offset by decreases in revenues resulting from a reduction in the scope of services at two contracts and lower aggregate risk sharing revenues in 2006 due to decreases in the related underlying off-site healthcare costs. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $14.8 million primarily due to the loss of two distribution customers in 2005 and one distribution customer in June 2006. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the nine month period ended September 30, 2006 increased $75.7 million, or 20.1%, from $376.3 million for the nine month period ended September 30, 2005 to $452.0 million for the nine month period ended September 30, 2006. Included in the healthcare expenses for the nine month period ended September 30, 2006 is approximately $0.3 million related to share-based compensation expense. No such share-based compensation was recorded in the nine month period ended September 30, 2005. Expenses related to new correctional healthcare services contracts added in 2005 and 2006 through marketing activities accounted for $83.9 million of the increase. Correctional healthcare services contracts in place at December 31, 2004 and continuing beyond September 30, 2006 accounted for $2.5 million of the increase during the first nine months of 2006 as a result of increases in the levels of staff and staff compensation and increases in the pharmacy costs offset by a reduction in the scope of services at two contracts and off-site healthcare costs during 2006 at a number of contracts where such costs were covered by aggregate risk sharing revenues. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $11.0 million as a result of the decrease in SPP pharmaceutical distribution revenue.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $18.6 million, or 4.0% of healthcare revenues, for the nine month period ended September 30, 2006 as compared to $13.2 million, or 3.3% of healthcare revenues, for the nine month period ended September 30, 2005. Included in the selling, general and administrative expenses for the nine month period ended September 30, 2006 is approximately $2.8 million related to share-based compensation expense. No such share-based compensation was recorded in the nine month period ended September 30, 2005. The remaining increase in selling, general and administrative expenses in the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 was primarily the result of salary increases as the Company developed its operational team and consulting expense related to management and director searches and SPP efficiency improvements. As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there were no overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the nine month period ended September 30, 2006. Approximately $0.6 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the nine month period ended September 30, 2005.
     Discontinued acquisition expenses. Discontinued acquisition expenses were $0.7 million, or 0.2% of healthcare revenues, for the nine month period ended September 30, 2005. There were no discontinued acquisition expenses incurred in the nine month period ended September 30, 2006. The discontinued acquisition expenses incurred in the nine month period ended September 30, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $5.0 million, or 1.0% of healthcare revenues, for the nine month period ended September 30, 2006 as compared to $0.4 million, or 0.1% of healthcare revenues, for the nine month period ended September 30, 2005. The Audit Committee investigation and related expenses incurred in the nine month periods ended September 30, 2006 and 2005 related to an internal investigation conducted by the Audit Committee primarily to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable client terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles. See Notes 3 and 17 of the Company’s condensed consolidated financial statements for further discussion of the Audit Committee investigation and the related legal matters.
     Depreciation and amortization. Depreciation and amortization expense for the nine month periods ended September 30, 2006 and 2005 was $3.1 million and $3.0 million, respectively.
     Interest, net. Net interest expense increased to $1.5 million, or 0.3% of healthcare revenues, for the nine month period ended September 30, 2006 from $0.8 million, or 0.2% of healthcare revenues, for the nine month period ended September 30, 2005. This increase is primarily the result of an increase in average borrowings outstanding.
     Late fee income. Late fee income was $0.2 million, or 0.1% of healthcare revenues, for the nine month period ended September 30, 2005. There was no late fee income received in the nine month period ended September 30, 2006. The late fee income received in the nine month period ended September 30, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision (benefit). The income tax benefit for the nine month period ended September 30, 2006 was $0.6 million as compared with an income tax provision of $3.6 million for the nine month period ended September 30, 2005. The Company’s effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on the loss from continuing operations before taxes for the nine month period ended September 30, 2006 is 82.8% and primarily results from the magnitude of projected nondeductible expenses relative to projected income from continuing operations before taxes. In arriving at this rate, management considered a variety of factors, including year-to-date actual and estimated annual pre-tax results, estimated year-to-date and annual nondeductible expenses and estimated state income taxes.
     Income (loss) from continuing operations. The loss from continuing operations for the nine month period ended September 30, 2006 was $0.4 million, as compared with income from continuing operations of $4.8 million for the nine month period ended September 30, 2005 as a result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the nine month period ended September 30, 2006 was $0.2 million as compared with income from discontinued operations, net of taxes of $0.7 million for the nine month period ended September 30, 2005. The loss from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income (loss). The net loss for the nine month period ended September 30, 2006 was $0.6 million as compared with net income of $5.5 million for the nine month period ended September 30, 2005 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $4.7 million at September 30, 2006 compared to $4.4 million at December 31, 2005. Days sales outstanding in accounts receivable were 51 at September 30, 2006 while accounts payable days outstanding at September 30, 2006 were 36 and accrued medical claims liability days outstanding at September 30, 2006 were 95. Days sales outstanding in accounts receivable were 61 at December 31, 2005 while accounts payable days outstanding at December 31, 2005 were 49 and accrued medical claims liability days outstanding at December 31, 2005 were 105.

     The Company had a net loss of $0.6 million for the nine month period ended September 30, 2006 compared to net income of $5.5 million for the nine month period ended September 30, 2005. The Company had stockholders’ equity of $48.9 million and $56.0 million at September 30, 2006 and December 31, 2005, respectively. The Company’s cash and cash equivalents increased to $14.3 million at September 30, 2006. The Company had no cash and cash equivalents at December 31, 2005. The Company had restricted cash of $4.2 million at December 31, 2005 used to collateralize outstanding letters of credit which was released from restriction in the nine month period ended September 30, 2006.
     Cash flows from operating activities represent the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the nine month period ended September 30, 2006 were $21.5 million, an increase of $23.2 million from cash flows used in operations for the nine months ended September 30, 2005 of $1.7 million. The increase was primarily due to an increase of $13.7 million in accrued expenses and deferred revenue collected combined with a reduction of $10.6 million in outstanding accounts receivable.
     Cash flows used in investing activities were $2.4 million and $2.5 million for the nine month periods ended September 30, 2006 and 2005, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.
     Cash flows used in financing activities during the nine month period ended September 30, 2006 were $4.8 million which represents excess tax benefits from share-based compensation arrangements, cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan, a reduction in restricted cash used to collateralize letters of credit and net borrowings on the line of credit, offset by share repurchases. Cash flows provided by financing activities during the nine months ended September 30, 2005 were $2.5 million which represent cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan and net borrowings on the line of credit offset by share repurchases.
     Credit Facility
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 and on October 31, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2006, the Company had borrowings outstanding under the Credit Agreement totaling $13.2 million and $23.7 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the Lenders’ review of the outcome of the Audit Committee’s internal investigation into matters at SPP of $5.0 million at September 30, 2006, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $12.5 million to October 31, 2006, $10.0 million from October 31, 2006 to October 31, 2007 and $7.5 million from October 31, 2007 to October 31, 2008.
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
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 5.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a common requirement in commercial credit agreements, allows the Lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the mandatory lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.
     Beginning March 31, 2006, the Credit Agreement required the Company to meet certain financial covenants related to minimum levels of earnings. At September 30, 2006, the Company was in compliance with the covenant requirements as amended on October 31, 2006. The Credit Agreement also contains restrictions on the Company with respect to certain types of transactions including payment of dividends, indebtedness and sales or transfers of assets.
     Other Financing Transactions
     At September 30, 2006, the Company had standby letters of credit outstanding totaling $9.2 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.
     Contractual Obligations and Commercial Commitments
     As of September 30, 2006, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$409	$2,262	$244	$—
Revolving credit facility	13,181	—	—	—
Professional and general liability claims	8,000	12,792	3,201	863

Total	$21,590	$15,054	$3,445	$863

     At September 30, 2006, the Company was contingently liable for $13.3 million of performance bonds. The performance bonds are collateralized by $3.4 million of the standby letters of credit discussed above.
     Off-Balance Sheet Transactions
     As of September 30, 2006 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
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

     Stock Repurchase Program
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. The timing, prices and size of purchases will depend on the prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash generated from operations and also from funds on hand, including amounts available under the Company’s credit facility. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. Further information about the Company’s stock repurchase program is set forth in Part II - Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have had no material effect on interest expense paid under the CapitalSource Credit Facility. Interest expense represents 0.3% and 0.2% of the Company’s revenues, respectively, for the nine month periods ended September 30, 2006 and 2005. Debt of $13.2 million at September 30, 2006 represents 6.6% of the Company’s total liabilities and stockholders’ equity.
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
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of September 30, 2006, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) were not fully remediated at September 30, 2006, the Company’s disclosure controls and procedures were not effective at September 30, 2006.
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
     Until full remediation of the material weaknesses described in the 2005 Form 10-K, management is relying on enhanced accounting reviews of SPP by corporate finance; certain manual procedures, including the centralized review of key SPP contracts and transactions; and the utilization of outside professionals to supplement SPP’s staff in assisting management in meeting the objectives otherwise fulfilled by an effective control environment. These additional procedures were performed in connection with the preparation of the Company’s financial statements for the nine month period ended September 30, 2006.

     Changes in Internal Controls
     As of the date of this filing, the Company has taken or is currently taking the steps listed below to strengthen its internal control over financial reporting. Notwithstanding such efforts, the material weaknesses described in Item 9A. “Controls and Procedures” of the Company’s 2005 Form 10-K, will not be remediated until the new controls operate for a sufficient period of time and are tested (in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act) to enable management to conclude that the controls are operating effectively. In addition to the procedures performed in connection with the preparation of the Company’s interim 2006 financial statements outlined above, management has also implemented, or is in the process of implementing, the following changes to the internal control systems and procedures at SPP:
•	Policies have been developed and communicated to SPP and Company management concerning the clarity of definitions regarding pricing and returns policies to be used in proposals and contracts.

•	All proposals, new contracts and amendments to existing contracts must be reviewed by the Legal and Finance Departments of the Company prior to delivery or execution. Additionally, contract record keeping procedures are being enhanced.

•	The significant terms of all proposals must be reviewed and approved by Executive Management of the Company prior to delivery.

•	Changes to customer pricing rules in SPP’s information system must be reviewed and approved by the Legal and Finance Departments of the Company prior to implementation of the changes. Additionally, SPP has developed an edit report that is reviewed by the Controller of SPP to ensure that all changes made to customer pricing rules are appropriately approved and input accurately.

•	Documentation of changes to the customer pricing rules must be maintained by SPP with a copy of all changes sent to the Legal Department of the Company.

•	The Controller of SPP now reports directly to the Finance Department of the Company rather than to the President of SPP.

•	Monthly account reconciliations of SPP are being reviewed by the Finance Department of the Company.

•	SPP has developed reports that more closely monitor monthly drug price changes.

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. EMSA is vigorously defending the appeal. If EMSA is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. EMSA is appealing the underlying indemnity award against it. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of September 30, 2006, the Company has no separate legal reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of September 30, 2006, the Company has no reserves associated with this proceeding. CHRS has filed an Appeal in the Florida Third District Court of Appeal. EMSA is vigorously defending the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. PHS believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2006, the Company has no reserves associated with this proceeding.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, Plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleges that, pursuant to a contract between Plaintiff and PHS, Plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleges that PHS has failed to pay for such services. PHS believes that it has viable defenses and counterclaims as to this cause of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2006, the Company has no reserves associated with this proceeding.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, Plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of at least $9,588 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount Plaintiff billed for his medical services. On September 22, 2006, the City of Philadelphia filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to Plaintiff’s complaint, which Answer included a crossclaim against the City of Philadelphia for contribution and indemnification. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations. As of September 30, 2006, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). The first lawsuit involves the term of PHS’ contract with the County. PHS contends that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing PHS’ contention and has asserted that it properly exercised the first renewal option and that the contract is still in place through June 30, 2007, with extension options through June 30, 2011. The County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option. PHS has appealed this ruling. At the County’s request, PHS continued to provide healthcare services to the County pending judicial resolution of the dispute, while reserving all of its rights.
     On or about May 5, 2006, the County opened a new detention facility. PHS is of the opinion that this new facility increased the staffing and equipment required to service the County contract in a material fashion not contemplated by the initial contract. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this second lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, during September 2006 both PHS and the County took individual steps to terminate the relationship between (or the contract, if it is determined to be in effect by the appellate court in the proceeding discussed above) the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County. As of September 30, 2006, PHS has approximately $1.6 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions, PHS believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on PHS’ ability to collect the outstanding receivable amount.

     Each of the three suits is currently separate and distinct; however, the ultimate resolution of any of these suits could influence the ultimate outcome of the remaining suits. Should PHS be unsuccessful in any or all of these suits, such result could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses.
     Although the Company believes that it has meritorious liability and damages defenses to the securities class action and intends to defend it vigorously, it is unable at this time to predict the outcome of this action or reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above. There is risk that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price
     Shareholder Derivative Litigation. On or about May 26, 2006, Plaintiff, Susan Battersby brought a shareholders’ derivative action on behalf of the Company against Company officers Michael Catalano and Michael W. Taylor and former and current Company directors, William D. Eberle, Burton C. Einspruch, Michael E. Gallagher, Carol R. Goldberg, Richard M. Mastaler and Richard W. Wright, individually, and the Company, as a nominal defendant. The suit was filed in the Circuit Court for Williamson County, Tennessee, seeking (i) money damages in the amount of $70 million, (ii) disgorgement by the individual defendants of all profits, special benefits and unjust enrichment, (iii) actions to reform and improve its corporate governance and internal controls, (iv) punitive damages, and (v) attorney’s fees. Plaintiff alleged that the defendants acted in a grossly negligent and reckless manner so as to cause the Company to violate the federal securities laws. On July 21, 2006, all parties to the action entered into a joint Stipulated Order of Dismissal to dismiss the action in its entirety. This order was entered by the presiding judge on July 27, 2006, and as such, this action has been dismissed.

     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the Spring of 2005 for pharmaceutical services. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2006. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Repurchases (shown in 000’s except share and per share amounts):

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
	(a) Total		Purchased as Part	Value) of shares
	Number of	(b) Average	of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
July 2006 (7/1/06 to 7/31/06)	—	$—	—	$—
August 2006 (8/1/06 to 8/31/06)	695,836	$12.35	695,836	$15,445
September 2006 (9/1/06 to 9/30/06)	—	$—	—	$—

(1)	On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over a 24 month period. As of September 30, 2006, the Company has repurchased and retired a total of 1,061,936 common shares at an aggregate cost of approximately $14.6 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

2.1	—	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.3	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	—	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent.

10.2	—	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006).

10.3	—	Commissioner of the Alabama Department of Corrections’ Emergency Declaration and Amendment to the Health Services Agreement between Alabama Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2006).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 18 to the condensed consolidated financial statements in this report.

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

Dated: November 8, 2006