Form 10-K
period 2006-12-31
AMERICA SERVICE GROUP INC /DE
filed 2007-03-09
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                               to
Commission File Number: 0-23340
America Service Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0332317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

105 Westpark Drive, Suite 200	37027
Brentwood, Tennessee	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (615) 373-3100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐                               Accelerated Filer ☒                               Non-Accelerate d filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006 (based on the last reported closing price per share of Common Stock as reported on the Nasdaq Global Select Market on such date) was approximately $164,193,048. As of March 1, 2007, the registrant had 10,065,210 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 13, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
PART I
PART II
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
EX-10.17 SUMMARY OF DIRECTOR AND EXECUTIVE OFFICER COMPENSATION
EX-21.1 SUBSIDIARIES OF THE COMPANY
EX-23.1 CONSENT OF ERNST & YOUNG LLP.
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 906 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I
Cautionary Statement Regarding Forward-Looking Information
     This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and actual future activities, and its results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:
•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee or the previous restatement of the Company’s financial results;

•	the risks arising from shareholder litigation as a result of the matters recently investigated by the Audit Committee or the previous restatement of the Company’s financial results;

•	risks associated with the possibility that the Company may be unable to satisfy covenants, or obtain a waiver, amendment or other curative document, in the event it is unable to satisfy covenants, under its credit facility;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal controls over financial reporting;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to comply with government regulations and/or orders of judicial authorities;

•	the Company’s ability to execute on its expansion or other corporate strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	risks arising from the possibility that the potential sale of certain assets of Secure Pharmacy Plus either does not occur or does not occur on the terms described in this annual report;

•	risks arising from the possibility that the potential acquirer of certain assets of Secure Pharmacy Plus cannot provide pharmaceuticals or related services at either a cost or service level sufficient to allow the Company to meet its contractual obligations with its customers without negatively impacting financial performance;

•	risks arising from the possibility of continued financial underperformance by Secure Pharmacy Plus;

•	the Company’s dependence on key personnel; and

•	the Company’s determination whether and/or ability to repurchase shares under the stock repurchase program.
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
Item 1. Business
General
     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA”), Correctional Health Services, LLC (“CHS”) and Secure Pharmacy Plus, LLC (“SPP”), contracts to provide and/or administer managed healthcare services, including the distribution of pharmaceuticals, to over 280 correctional facilities throughout the United States as of January 1, 2007. The Company is a leading non-governmental provider and/or administrator of correctional healthcare and pharmacy services in the United States.
     The following table sets forth certain information regarding the Company’s correctional healthcare and pharmacy contracts.

	Historical December 31,
	2006	2005	2004	2003	2002
Number of correctional contracts(1)	92	105	107	120	129
Average number of inmates in all facilities covered by correctional contracts(2)	175,728	218,170	268,099	272,175	182,327

(1)	Indicates the number of contracts in effect at the end of the period specified.

(2)	Based on an average number of inmates during the last month of each period specified. The 2006, 2005, 2004 and 2003 inmate counts also include inmates under non-comprehensive medical management programs and independent pharmacy distribution contracts which were not included in prior years.
     ASG was incorporated in 1990 as a Delaware holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027.
Recent Development
     On February 28, 2007, the Company entered into a non-binding asset purchase proposal whereby it intends to sell certain assets of SPP to Maxor National Pharmacy Services Corporation (“Maxor”). The Company and Maxor are in the process of negotiating a definitive asset purchase agreement providing for Maxor’s purchase, at book value, of certain assets of SPP at closing, including certain prepaid assets, inventory, information systems and other property and equipment. As part of the proposed transaction, Maxor and PHS will enter into a long-term supply contract pursuant to which Maxor will be the exclusive provider of pharmaceuticals and medical supplies to PHS (except where prohibited by contract or for the occasional use of local backup pharmacies).

     The Company and Maxor are currently targeting the closing of this transaction effective March 31, 2007. The final execution of a definitive asset purchase agreement, long-term supply contract and closing of the transaction is subject to final negotiations of the agreements, completion of due diligence and final approval of the respective companies’ boards of directors, among other things.
Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee of its Board of Directors (the “Audit Committee”) had initiated an internal investigation into certain matters related to its subsidiary, SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in the recording of an accrual of $3.7 million of aggregate refunds due to customers that were not charged by SPP in accordance with the terms of their respective contracts, including PHS. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2006, the Company has paid approximately $3.1 million of these refunds to customers plus associated interest and tendered the remaining amounts for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties are owed to these customers.
Correctional Healthcare Services
     The Company, through PHS and CHS, contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental entities, none of which are dependent on third party payment sources although they are dependent on appropriate governmental funding. The Company provides and/or administers a wide range of on-site healthcare programs, and arranges for and oversees off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed by third parties through arrangements with independent doctors and local hospitals. For the years ended December 31, 2006, 2005 and 2004, revenues from correctional healthcare services accounted for 97.4%, 94.6% and 93.9%, respectively, of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 26 of the Company’s consolidated financial statements.
     The Company’s target correctional market consists of state prison systems and county and local jails. A prison is a facility in which an inmate is incarcerated for an extended period of time (typically one year or longer). A jail is a facility in which the inmate is held for a shorter period of time, often while awaiting trial or sentencing. The expected higher inmate turnover in jails typically requires that healthcare be provided to a much larger number of individual inmates over time and includes the costs associated with stabilizing and treating whatever health conditions or injuries are present at the time of initial incarceration. As a result of the higher number of individual inmate patient encounters and the greater likelihood of previously undiagnosed acute healthcare needs associated with healthcare in jail settings, the severity and therefore related costs of treating such patients, particularly with respect to professional liability costs, are typically greater in jails as opposed to prison systems. Conversely, the costs of chronic healthcare requirements are generally greater with respect to state prison contracts. State prison contracts often cover a larger number of facilities and often have longer terms than jail contracts.
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
     Medical services provided and/or administered off-site may include specialty outpatient diagnostic testing and care, emergency room care, surgery and hospitalization. This care is performed by third parties through arrangements with independent doctors and local hospitals. In addition, the Company provides administrative support services on-site, at regional offices and at the Company’s headquarters. Administrative support services may include program management, maintenance of on-site medical records and employee recruitment, scheduling, continuing education and quality assurance, medical audits, credentialing, and clinical program development activities.
     Most of the Company’s correctional contracts require it to staff the facilities it serves with nurses 24 hours a day. Doctors at the facilities have regular hours and are generally available on call. In addition, dentists, psychiatrists and other specialists are available on a routine basis at facilities where correctional contracts cover such services.
     The National Commission on Correctional Health Care (“NCCHC”) and the American Correctional Association (“ACA”) set standards for and offer accreditation to facilities that meet their respective standards. These standards provide specific guidance related to a service provider’s operations including administration, personnel, support services such as hospital care, regular services such as sick call, records management and medical and legal issues. Accreditation with NCCHC and ACA standards is voluntary and includes many other aspects of the operation of the correctional facility other than the healthcare component. As such, not all of the Company’s clients seek this accreditation. For those clients that do request the Company to seek such accreditation, the Company believes it has a 100% success rate of obtaining and maintaining accreditation with these organizations.
     The NCCHC, an independent not-for-profit organization initially formed by the American Medical Association, was established to improve the quality of health care in jails, prisons, and juvenile confinement facilities. NCCHC offers a voluntary health services accreditation program, through external peer review to determine whether correctional institutions meet certain standards in their provision of health services. NCCHC renders a professional judgment and assists in the improvement of services provided and/or administered. The ACA, an independent not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and the provision of inmate healthcare. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period.
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
     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. While such provisions serve to mitigate the Company’s exposure to losses resulting from cost fluctuations in the specified cost categories, the Company will still experience variances in its gross margin percentage on these contracts as the additional revenue under these contract provisions is typically equal to the additional costs incurred by the Company. Many contracts contain termination clause provisions which allow either party to terminate the contract under agreed-upon notice periods. The ability to terminate a contract serves to mitigate the Company’s risk of increasing costs of services being provided.

     Contracts accounting for approximately 9.8% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2006 contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates. However, none of these contracts has longer than one year remaining without a termination provision.
     Moreover, when preparing bid proposals, the Company estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. The Company’s management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which the Company is not protected could render a contract unprofitable. Furthermore, in an effort to manage risk under contracts that contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates, the Company typically maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $300,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lesser of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
     The average length of a contract for services is generally one to three years, with subsequent renewal options. In general, contracts may be terminated by the governmental agency, and often by the Company as well, without cause at any time upon proper notice. The required notice period for such contracts ranges from one day to six months, but is typically between 60 and 120 days. Governmental agencies may be subject to political or financial influences that could lead to termination of a contract through no fault of the Company. As with other governmental contracts, the Company’s contracts are subject to adequate budgeting and appropriation of funds by the governing legislature or administrative body.
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
     The Company has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current outpatient charges and inpatient stays, (ii) a comprehensive cost review system that analyzes the Company’s average costs per inmate at each facility including pharmaceutical utilization and trend analysis available from SPP, and (iii) a daily operating report to manage off-site utilization.
     Bid Process. Contracts with governmental agencies are obtained primarily through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal (“RFP”), or similar request or invitation, is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the technical quality of the proposal, the bid price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. If the committee does not award a contract, the correctional agency may, among various options, continue to provide healthcare services to its inmates with its own personnel or the existing provider.
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
     The Company believes it is one of the largest private providers of healthcare services to county/municipal jails and detention centers in the United States. The Company will continue to focus its business development efforts on these facilities where stabilization and treatment of the population is the primary mission. The Company will also continue to pursue certain opportunities at state prison systems, where in many cases, services are provided to a larger system with a more permanent population. Due to the more permanent population at the state prison facilities, the primary healthcare mission shifts to disease management and treatment.
     The Company maintains a staff of sales and marketing representatives assigned to specific projects, geographic areas or markets. In addition, the Company uses consultants to help identify marketing opportunities, to determine the needs of specific potential customers and to engage customers and others on the Company’s behalf. The Company uses paid advertising and promotion to reach prospective clients as well as to reinforce its image with existing clients.
     Management believes that the constitutional requirement to provide healthcare to inmates, an increasing inmate population and medical Consumer Price Index, combined with public sector budget constraints, will continue the trend toward privatization of correctional healthcare and present opportunities for future revenue growth for the Company.
Pharmaceutical Distribution Services
     The Company, through SPP, contracts with federal, state and local governments and certain private entities (including PHS) to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. SPP’s contracts typically cover one year with renewals upon the agreement of both parties. SPP utilized a packaging and distribution center to fill prescriptions and ship pharmaceuticals to over 175 sites in 29 states covering over 120,000 inmates as of December 31, 2006.
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
     SPP had fiscal year 2006 revenues of approximately $80.8 million, $63.6 million of which related to services provided for PHS or CHS contracted sites, which are eliminated in consolidation. For the year ended December 31, 2006, revenues from correctional pharmacy services, excluding revenues eliminated in consolidation, accounted for approximately 2.6% of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 26 of the Company’s consolidated financial statements.
     On February 28, 2007, the Company entered into a non-binding asset purchase proposal whereby it intends to sell certain assets of SPP to Maxor. For more information regarding this proposed transaction, see Item 1. “Business — Recent Development.”
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
     As of December 31, 2006, the Company had approximately 5,030 employees, including approximately 450 doctors and 2,430 nurses. The Company also utilizes approximately 1,020 independent contractors, including physicians, dentists, psychiatrists, psychologists and other healthcare professionals. Of the Company’s employees, approximately 570 are represented by labor unions. The Company believes that its employee relations are good.
Seasonality
     The Company’s business of correctional healthcare services and pharmaceutical distributions services is not materially impacted by seasonality.

Competition
     The business of providing correctional healthcare services to governmental entities is highly fragmented and competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it has approximately 7.5% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 8.5% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 2.5% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in correctional healthcare, related fields or greater financial resources than the Company, continue to enter the market.
Government Regulation
     Governmental Regulations and Court Orders. The industries in which the Company operates are subject to extensive federal, state and local regulations and/or orders of judicial authorities, including healthcare, pharmaceutical and safety regulations and judicial orders, decrees and judgments. Some of the regulations and orders are unique to the Company’s industries, and the combination of regulations and orders it faces is unique. Generally, prospective providers of healthcare and pharmaceutical services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and judicial orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. In addition, the Company’s doctors, nurses, pharmacists and other healthcare professionals who provide services on its behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct. The Company’s services are also subject to operational and financial audits by the governmental agencies with which the Company has contracts and by the courts of competent jurisdiction. The Company may not always successfully comply with these regulations or court orders and failure to comply can result in material penalties, or non-renewal or termination of contracts with correctional facilities, or prohibition from proposing for new business in certain jurisdictions.
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
     Federal and State Laws Regarding the Distribution of Pharmaceuticals. Institutional pharmacies are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. The Company continuously monitors the effects of regulatory activity on its operations. In addition, states generally require companies operating a pharmacy within that state be licensed by that state board of pharmacy. At December 31, 2006, the Company had pharmacy licenses, or pending applications, for each pharmacy in operation. In addition, the Company’s pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.
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
Major Contracts
     Substantially all of the Company’s operating revenue is derived from contracts with state, county and local governmental entities. The Company’s Rikers Island, New York contract accounted for approximately 16.4% of the healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2006. The Company’s Alabama Department of Corrections, Florida Department of Corrections, Region IV, and Commonwealth of Pennsylvania Department of Corrections contracts accounted for approximately 8.5%, 9.6% and 10.5%, respectively, of the healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2006. No other contract accounted for 10% or more of such revenues during the years ended December 31, 2006, 2005 or 2004. Summaries of the Company’s largest contracts based on healthcare revenues from continuing and discontinued operations combined for the fiscal year ended December 31, 2006, follow below.
     Rikers Island Contract. Effective January 1, 2005, the Company, through PHS, entered into a contract with the New York City Department of Health and Mental Hygiene (“NYCDOH”) to provide management and administrative services with respect to the provision of comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction. The three-year “cost plus fixed fee” contract commenced on January 1, 2005 and may be extended by the client for an additional term of three years. The Company is subject to mandatory staffing and other performance requirements under the contract. NYCDOH is required to indemnify the Company and its employees and independent contractors for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where the Company’s employees or independent contractors have engaged in intentional misconduct or a criminal act. Either party may terminate the contract without cause at any time upon two months notice. Either party may terminate on ten days’ notice for a material breach of the contract subject to certain cure provisions.
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
     Alabama Department of Corrections. The Company, through PHS, entered into a contract with the Alabama Department of Corrections (“Alabama DOC”) on November 3, 2003. The initial term of the contract expired on October 31, 2006. On March 2, 2007, an amendment to the contract became effective whereby the parties extended the contract by the first of two, one year renewal periods, or through October 31, 2007. The contract calls for PHS to provide comprehensive medical services to each of the 13 Alabama state prison system facilities and the work release programs associated with each facility. Pursuant to the contract as amended, the Alabama DOC pays PHS a flat rate per month based on the contract specified amounts per year and PHS’s exposure for pharmaceutical costs related to the treatment of HIV and off-site medical costs related to the contract is limited to a specified maximum amount. PHS has no liability for the costs of psychotropic pharmaceuticals or pharmaceuticals related to the treatment of Hepatitis C. The contract also contains provisions that allow the Alabama DOC to assess penalties if certain staffing or other criteria are not maintained. The contract may be terminated by either the Company or the Alabama DOC upon 120 days’ written notice.
     Florida Department of Corrections, Region IV. Effective January 1, 2006, the Company, through PHS, entered into a contract with the Florida Department of Corrections pursuant to which PHS provided comprehensive and medically necessary medical, dental and mental health care services with related pharmacy services (including provision of pharmaceuticals) on a capitation basis to the Florida Department of Corrections’ inmates located in all of its Region IV facilities. The contract term began on January 1, 2006 and contained a provision allowing the Company to terminate the contract for any reason without cause, upon 90 days notice. On August 21, 2006, the Company formally delivered its notice to terminate the contract; such termination was effective on November 20, 2006. During its term, the contract underperformed financially, primarily due to a higher than anticipated volume of off-site hospitalization services required for the patient population. The results of operations for this contract are classified as discontinued operations in the Company’s consolidated statements of operations.

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

PART I
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
     Potential Additional Refunds. As a result of the internal investigation described in Item 1. “Business — Audit Committee Investigation,” the Audit Committee determined that, in certain instances, SPP did not charge its customers in accordance with applicable contracts. As a result, the Company recorded accruals to provide aggregate refunds to customers of approximately $3.7 million, covering all periods since the Company’s acquisition of SPP in September 2000, plus interest at the applicable federal rate (which ranged from 4% to 9%) during the period covered by the investigation. These amounts represented management’s best estimate of the amounts due to affected customers based on the Audit Committee’s investigation. However, there can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties are owed to these customers and, that as the result of such assertions, the Company will not incur additional investigation and related expenses.
     Potential Enforcement Actions. The Company could be the subject of future government investigations, enforcement actions or penalties. As previously and currently disclosed, the Company is currently the subject of informal inquiries by both the SEC and the U.S. Attorney for the Middle District of Tennessee with respect to those matters that were the subject of the Audit Committee’s internal investigation. In addition, the Company has received notice from the Delaware Department of Justice that it is currently conducting an inquiry into the payment of claims by the Delaware Department of Correction to SPP for pharmaceutical services (see Note 23 of the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). Both the Audit Committee and the Company have cooperated and intend to continue to cooperate fully with these government entities regarding such inquiries. However, there can be no assurance that either the SEC, the U.S. Attorney, the Delaware Attorney General or any other governmental authority (including, without limitation, the governmental entities with which the Company entered into contractual relationships) will not take any action that would adversely affect the Company as a result of the matters investigated by the Audit Committee. Such actions could result in criminal, civil or other penalties, including the imposition of fines, the termination of existing contracts, the debarment from pursuing future business in certain jurisdictions or additional restatements of the Company’s financial statements. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price.
     Shareholder Litigation. The Company and certain of its executive officers have been named defendants in a shareholder class action lawsuit and a shareholder derivative action. The shareholder derivative action was dismissed on July 27, 2006 (see Note 23 of the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). However, the Company and its current or former directors or officers could be named defendants in future shareholder class actions or shareholder derivative lawsuits. Management of the Company is unable to predict the effect that the current or any future lawsuits may have on its business, financial condition, results of operations or stock price.
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
     Maintenance of Effective Internal Control over Financial Reporting. Under rules of the SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to furnish, in its Annual Report on Form 10-K for each fiscal year, a report by management on its internal control over financial reporting. The Company’s report must contain, among other matters, an assessment of the effectiveness of its internal control over financial reporting as of December 31 of the applicable fiscal year, including a statement as to whether or not its internal control over financial reporting is effective. In the course of the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, it identified material weaknesses in its internal control over financial reporting. These material weaknesses are described in Item 9A. “Controls and Procedures” of this report. Although the Company has taken numerous steps to remediate these material weaknesses and the Company’s management has concluded that such material weaknesses no longer exist as of December 31, 2006, it cannot assure you that deficiencies or weaknesses in its controls and procedures will not be identified in the future or that the material weaknesses previously identified and remediated will not become ineffective in the future. The material weaknesses previously identified, as well as any other weaknesses or deficiencies that might be identified in the future, could harm the Company’s business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of its financial reports.
     Dependence on Client Contracts. The Company’s operating revenue is derived almost exclusively from contracts with state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency without cause upon proper notice (typically between 60 and 120 days). Governmental agencies may be subject to political influences that could lead to termination of a contract or failure to renew or extend a contract through no fault of the Company. Although the Company generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. As a result, the Company’s portfolio of contracts is subject to change. The changes in the Company’s portfolio of contracts are largely unpredictable, which creates uncertainties about the amount of its total revenues from period to period. The Company must engage in competitive bidding for new business to replace contracts that expire or are terminated. The Company, therefore, has no assurance that it will be able to replace contracts that expire or are terminated or are not renewed on favorable terms or otherwise. The non-renewal or termination of any of the Company’s contracts with governmental agencies could materially affect its financial condition, results of operations and cash flows.
     Additionally, the Company relies on a small number of client contracts for a significant portion of its revenues. The combined revenues of the Company’s Rikers Island, New York, Alabama Department of Corrections, Commonwealth of Pennsylvania Department of Corrections and Florida Department of Corrections, Region IV, contracts accounted for approximately 45% of the healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2006. The loss of any of these contracts could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. For more information on the Company’s significant contracts, see Item 1. “Business — Major Contracts.”
     Dependence on Government Funding. The Company’s cash flow is subject to the receipt of sufficient funding of, and timely payment by, the government entities with which it contracts. Economic circumstances at the national, state or local level could affect government entity budgets, which could result in insufficient funding, increased pricing pressure or termination of contracts. If a government entity does not receive sufficient funding to cover its obligations under a healthcare services contract, the contract may be terminated and payment for the Company’s services could be delayed or not occur. The termination of contracts, a significant delay in payment or non-payment could adversely affect the Company’s results of operations or cash flows.
     Privatization of Government Services and Correctional Population. The Company’s future revenue growth will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes, based on its internally built projections, that approximately $15 million to $20 million in annualized correctional healthcare contract revenues were newly privatized in 2006 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow at historical rates or at all, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.
     Negative Publicity. Negative publicity regarding the provision of correctional healthcare services by for-profit companies, including the Company, or specific alleged actions or inactions of the Company could adversely affect the Company’s results of operations or business. Privatization of healthcare services for correctional facilities may encounter resistance from groups or constituencies that believe that healthcare services to correctional facilities should only be provided by governmental agencies. Negative publicity regarding the privatization of correctional healthcare services or specific alleged actions or inactions of the Company may result in increased regulation and legislative review of industry practices that further increase the Company’s costs of doing business and adversely affect its results of operations by:
•	requiring the Company to change its services;

•	placing pressure on certain of the Company’s clients either to force such clients to change the way they do business with the Company or sever their relationship with the Company altogether;

•	increasing the Company’s exposure to litigation;

•	increasing the regulatory burdens under which it operates; or

•	adversely affecting its ability to market its services.
     Moreover, negative publicity relating to the Company in particular also may adversely affect its ability to renew or maintain existing contracts or to obtain new contracts, which could have a material adverse effect on its business.
     Compliance with Government Regulations. Failure to comply with governmental regulations and/or orders of judicial authorities could result in material penalties or non-renewal or termination of the Company’s contracts to manage correctional and detention facilities. The industry in which the Company operates is subject to extensive federal, state and local regulations, including educational, health care, pharmacy and safety regulations and judicial orders, decrees and judgments. Some of the regulations are unique to the Company’s industry, and the combination of regulations it faces is unique. Generally, providers of healthcare and pharmaceutical services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and court orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. The Company may not always successfully comply with these regulations or court orders, and failure to comply can result in material penalties, sanctions or non-

renewal or termination of contracts, which could have a materially adverse affect on its business and results of operation. For a discussion of certain specific governmental regulations, see Item 1. “Business — Government Regulations.”
     Governmental Agency Investigations and Audits. Certain of the governmental agencies with which the Company contracts have the authority to audit and investigate its contracts with them. As part of that process, government agencies may review the Company’s performance of the contract, its pricing practices, its cost structure and its compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that the Company has improperly allocated costs to a specific contract, it may not be reimbursed for those costs, and it could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by the Company, it may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. Any adverse determination could adversely impact the Company’s ability to bid in response to RFPs in one or more jurisdictions. Additionally, as a result of these governmental agency investigations and audits, the Company’s collections of balances due from its customers could be substantially delayed. For more information on the Company’s risk of accounts receivable collection, see the section titled “Collectibility of Accounts Receivable” below.
     Competition. The business of providing correctional healthcare services to governmental agencies is highly competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it has approximately 7.5% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 8.5% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 2.5% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to underbid the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share and could seriously harm the Company’s business and operating results.
     Acquisitions. The Company’s expansion strategy involves both internal growth and, as opportunities become available, acquisitions. The inability to successfully integrate future acquisitions may seriously harm the Company’s business or operating revenues.
     Exposure to Catastrophic Events. Contracts accounting for approximately 9.8% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2006 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits and has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, there can be no assurance that the Company will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.
     Dependence on Key Personnel. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Company has employment contracts with Michael Catalano, Chairman, President and Chief Executive Officer; Lawrence H. Pomeroy, Senior Vice President and Chief Development Officer; Michael W. Taylor, Senior Vice President and Chief Financial Officer; and Richard Hallworth, Chief Operating Officer and the President and Chief Executive Officer of PHS, as well as certain other key personnel. The Company does not maintain key man life insurance on any member of its senior management.
     Dependence on Healthcare Personnel. The Company faces stiff competition for staffing, which may increase its labor, professional liability and other costs (including contractually mandated penalties) and reduce profitability. The Company competes with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of physicians, nurses and other medical support personnel is a significant operating issue to healthcare businesses. This scarcity may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts are structured as fixed fee and/or population based contracts, the Company’s ability to pass along increased labor costs is limited. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to gain new contracts. Moreover, lack of success in this area could further result in the provision of negligent healthcare services or in the provision of untimely healthcare services, or in the allegation of such negligent or untimely services (whether valid or invalid), any or all of which could increase the Company’s exposure to professional liability, medical, pharmaceutical or other expenses. See the section titled, “Corporate Exposure to Professional Liability and Insurance Costs”

below. Additionally, approximately 47% of the Company’s contracts contain financial penalties that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2006, the Company incurred revenue deductions related to these criteria totaling approximately $1.3 million, or 0.2% of the Company’s healthcare revenues from continuing operations and discontinued operations combined.
     Corporate Exposure to Professional Liability and Insurance Costs. The Company’s business ordinarily results in the Company becoming involved in actions for medical malpractice and other claims related to the provision of healthcare services with the attendant risk of substantial damage awards, or court endorsed non-monetary relief such as changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates (or their successors) alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals or entities with whom it contracts. All but one of the Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional and general liability insurance; however, due to the use of adjustable premium policies in 2002 through 2006, with respect to a majority of its inmates, the Company is effectively self-insured for professional liability claims incurred under its primary program. In addition to its primary program, the Company also has traditional risk transfer insurance policies that relate to certain specific healthcare services contracts. Many of the Company’s independent contractors maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. However, the Company does indemnify and pay for coverage for some of its independent contractors. Management establishes reserves for the estimated losses that will be incurred under or in excess of these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history, the estimated reserves recommended by the Company’s third-party administrator and independent actuarial analysis. However, there can be no assurance that a future claim or claims will not exceed management’s loss estimates or the limits of available insurance coverage.
     Adequate levels of malpractice and other liability insurance may not continue to be available at a reasonable price. The Company is dependent on the financial health of the insurance carriers with whom it has insurance policies. Substantially all of the Company’s contracts require the Company to be insured at certain levels. Failure to obtain sufficient levels of professional liability insurance or deterioration in an insurance carrier’s financial health may expose the Company to significant financial or contractual losses.
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
     The credit facility requires the Company to meet certain financial covenants related to minimum levels of earnings. The financial covenants contained in the credit facility are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in this Annual Report on Form 10-K. At December 31, 2006, the Company was not in compliance with one of the covenant requirements and has obtained a waiver of the debt covenant. Should the Company fail to meet its projected results, fail to remain in compliance with the terms of the credit facility or fail to obtain a waiver, amendment or other curative document in the event of default, it may be forced to seek alternative sources of financing. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.
     Inflation. Some of the Company’s contracts provide for annual increases in the fixed base fee based upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate of its cost of services when bidding and negotiating the fixed fee for future years. If inflation exceeds projected levels, depending on the contract structure, the Company’s profitability could be adversely affected.
     Performance Bonds. The Company is required under certain contracts to provide a performance bond. At December 31, 2006, the Company had outstanding performance bonds totaling $12.0 million. The performance bonds are renewed on an annual basis. The market for performance bonds was severely impacted by certain corporate failures in recent years and the events of September 11, 2001 and continues to be impacted by general economic conditions. Consequently, the sureties for the Company’s performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The Company has letters of credit in the amount of $5.0 million at December 31, 2006 that collateralize these performance bonds, reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.
     Collectibility of Accounts Receivable. The Company’s accounts receivable are stated at estimated net realizable value. The Company recognizes allowances for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, client funding and/or political pressures, discussions with clients and historical experience. If circumstances change, estimates of the recoverability of receivables would be further adjusted and such adjustments could have a material adverse effect on the Company’s results of operations in the period in which they are recorded. Additionally, the timing of the collection of accounts receivable, if delayed, could have a material adverse effect on the Company’s cash flows from operations, days sales outstanding and cash and debt levels outstanding.
     Potential Sale of Certain Assets of SPP. As discussed in Item 1. “Business — Recent Developments,” on February 28, 2007, the Company entered into a non-binding asset purchase proposal whereby it intends to sell certain assets of SPP to Maxor. As part of the proposed transaction, Maxor and PHS will enter into a long-term supply contract pursuant to which Maxor will be the exclusive provider of pharmaceuticals and medical supplies to PHS (except where prohibited by contract or for the occasional use of local backup pharmacies). If Maxor cannot provide pharmaceuticals or related services at either a cost or service level sufficient to allow the Company to meet its contractual obligations with its customers, the Company’s financial condition and results of operations could be negatively impacted.
     Stock Repurchase Program. Any repurchases pursuant to the Company’s stock repurchase program could affect its stock price and add volatility. There can be no assurance that the repurchases will be made or will be made at the best possible price. The existence of a stock repurchase program could also cause the Company’s stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for its stock. Additionally, the Company is permitted to and could discontinue its stock repurchase program at any time and any such discontinuation could cause the market price of its stock to decline.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company occupies approximately 33,528 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in April 2009. The Company leases additional office facilities in Franklin, Tennessee; Alameda, California; Sunrise, Florida; Verona, New Jersey; Richmond, Virginia; East Elmhurst, New York; Montgomery, Alabama; Camp Hill, Pennsylvania; and Burlington, Vermont. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future. The Franklin, Tennessee office facilities are utilized by SPP.
Item 3. Legal Proceedings
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. EMSA is vigorously defending the appeal. If EMSA is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. EMSA is appealing the underlying indemnity award against it. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of December 31, 2006, the Company has no separate legal reserves associated with this proceeding.

     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of December 31, 2006, the Company has no reserves associated with this proceeding. CHRS has filed an Appeal in the Florida Third District Court of Appeal. EMSA is vigorously defending the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. PHS believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2006, the Company has no reserves associated with this proceeding.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, Plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleges that, pursuant to a contract between Plaintiff and PHS, Plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleges that PHS has failed to pay for such services. PHS has accrued for the costs associated with these services, net of customary adjustments made in the claims adjudication process (the “Accrued Amount”), which Accrued Amount PHS believes reflects the amount, if any, owed to the Plaintiff. However, irrespective of the aforementioned accrual, PHS believes it has amounts due from the Plaintiff that if recouped would offset substantially all of the Accrued Amount. Such amounts due are the result of the Plaintiff’s overbilling and PHS’ resulting overpayment for services unrelated to those that are the subject of the lawsuit. As a result, PHS believes that it has viable defenses and counterclaims as to this cause of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, Plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of at least $9,588 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount Plaintiff billed for his medical services. On September 22, 2006, the City of Philadelphia filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to Plaintiff’s complaint, which Answer included a crossclaim against the City of Philadelphia for contribution and indemnification. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2006, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by Plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to the medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. CHS intends to defend itself vigorously, however, the proceedings are at a preliminary stage and the Company is unable to predict the ultimate outcome. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). The first lawsuit involves the term of PHS’ contract with the County. PHS contends that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing PHS’ contention and has asserted that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between (or the contract, if it is ultimately determined to be in effect by the court in the proceeding discussed above) the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the district court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the trial court. PHS plans to vigorously pursue its case with respect to this issue and feels that it has valid arguments in its favor. However, in the event PHS is not ultimately successful and the court determines that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse judgment could have a material adverse effect on the other two suits between the County and PHS (which are discussed below) and therefore on the Company’s financial position and its quarterly or annual results of operations.
     The second lawsuit revolves around the County’s actions on or about May 5, 2006, when it opened a new detention facility. PHS is of the opinion that this new facility increased the staffing and equipment required to service the County contract in a material fashion not contemplated by the initial contract. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this second lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, as a result of the termination discussed above and the County’s claims of default, as of December 31, 2006, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions could have a negative impact on PHS’ ability to collect the outstanding receivable amount.
     Each of the three suits is currently separate and distinct; however, the ultimate resolution of any of these suits could influence the ultimate outcome of the remaining suits. Should PHS be unsuccessful in any or all of these suits, such result could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
Matters Related to the Audit Committee Investigation and Shareholder Litigation
     As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that its Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in the recording of amounts due to SPP’s customers that were not charged in accordance with the terms of their respective contracts.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the Company expects briefing on the motion to be complete by May 2007.
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
Other Matters
     The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2006. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on The Nasdaq Stock Market’s National Market System under the symbol “ASGR.” As of March 1, 2006, there were approximately 37 registered holders of record of the Company’s common stock. The high and low bid prices of the Company’s common stock as reported on The Nasdaq Stock Market during each quarter from January 1, 2005 through December 31, 2006 are shown below:

Quarter Ended	High	Low
March 31, 2005	30.41	21.60
June 30, 2005	26.10	15.10
September 30, 2005	23.20	15.55
December 31, 2005	19.25	12.00
March 31, 2006	19.73	11.32
June 30, 2006	15.52	12.26
September 30, 2006	16.10	11.00
December 31, 2006	16.41	12.82
     The Company did not pay cash dividends on its common stock during the years ended December 31, 2006 or 2005. The Company has not paid any cash dividends and expects for the foreseeable future to retain all of its earnings to finance the development of its business and continue its stock repurchase program. In addition, under the terms of its credit facility, the Company is prohibited without the Lenders’ consent from paying cash dividends on its common stock.
     The following table shows the Company’s repurchase activity for the fourth quarter of 2006 (shown in 000’s except share and per share amounts):

(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total of		Shares Purchased as	Dollar Value) of shares
	Number of	(b) Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
October 2006 (10/1/06 to 10/31/06)	-	$-	-	$—
November 2006 (11/1/06 to 11/30/06)	51,000	$15.28	51,000	$14,664
December 2006 (12/1/06 to 12/31/06)	-	$-	-	$—
     (1) On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over an approximate two-year period. See Note 20 of the Company’s consolidated financial statements included in this Annual Report for further information. As of December 31, 2006, the Company has repurchased and retired a total of 1,112,936 common shares at an aggregate cost of approximately $15.3 million.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Healthcare revenues	$569,409	$539,470	$495,465	$361,005	$275,367
Income (loss) from continuing operations before income taxes	(255)	5,706	14,506	4,973	(6,258)
Income (loss) from continuing operations	(692)	3,178	17,885	4,144	(6,565)
Income (loss) from discontinued operations, net of taxes	(2,688)	1,187	(7,975)	7,204	17,871
Net income (loss)	(3,380)	4,365	9,910	11,348	11,306

Net income (loss) per common share — basic:
Income (loss) from continuing operations	(0.07)	0.29	1.67	0.43	(0.78)
Income (loss) from discontinued operations, net of taxes	(0.25)	0.11	(0.75)	0.75	2.13
Net income (loss)	(0.32)	0.40	0.92	1.18	1.35

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	(0.07)	0.29	1.62	0.42	(0.78)
Income (loss) from discontinued operations, net of taxes	(0.25)	0.10	(0.72)	0.73	2.13
Net income (loss)	(0.32)	0.39	0.90	1.15	1.35

Weighted average common shares outstanding — basic	10,511	10,824	10,721	9,597	8,404
Weighted average common shares outstanding — diluted	10,511	11,064	11,048	9,906	8,404
Cash dividends per share	—	—	—	—	—
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Company’s consolidated financial statements included in this Annual Report for a description of the reclassification from continuing operations to discontinued operations of contracts terminating subsequent to January 1, 2002. During 2004, the Company recorded a pre-tax charge of $5.2 million for final settlement of a Florida legal matter and an income tax benefit of $6.6 million related to the reversal of substantially all of a previously recorded valuation allowance. During 2004, the Company also recorded a loss contract charge totaling $12.8 million. During 2006, the Company recorded a non-cash impairment charge for goodwill of $3.0 million related to the Company’s pharmaceutical distribution services segment. During 2006 and 2005, the Company incurred Audit Committee investigation and related expenses totaling $5.3 million and $3.7 million, respectively, related to an internal investigation into matters at SPP. Additionally, during 2006, the Company recognized share-based compensation cost of $4.2 million as a result of adopting Statement of Financing Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) effective January 1, 2006. See Item 1A. “Risk Factors” for a discussion of items that could affect the Company’s results of operations in the future.

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$6,371	$4,353	$(6,371)	$(22,757)	$(40,735)
Total assets	184,731	205,237	207,450	158,471	176,001
Long-term debt, including current portion	10,000	12,500	—	3,559	45,996
Stockholders’ equity	46,454	56,004	52,940	36,006	11,901
     The working capital amounts as of December 31, 2006, 2005, 2003 and 2002 include $10.0 million, $12.5 million, $0.4 million and $41.1 million, respectively, of borrowings outstanding under the Company’s revolving credit facilities in place on those dates which were classified as current liabilities in accordance with the guidance in the Financial Accounting Standard Board’s Emerging Issues Task Force Consensus 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”) as discussed below. The previous revolving credit facility had a maturity date of October 31, 2005; however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facility have been classified as a current liability in accordance with the guidance in EITF 95-22. On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement, which includes a revolving credit facility and a maturity date of October 31, 2008; however, due to a similar material adverse effect clause combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facility are also classified as a current liability as of December 31, 2006 and 2005. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” or Note 15 to the Company’s Consolidated Financial Statements included in this Annual Report.

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
Recent Development
     On February 28, 2007, the Company entered into a non-binding asset purchase proposal whereby it intends to sell certain assets of SPP to Maxor National Pharmacy Services Corporation (“Maxor”). The Company and Maxor are in the process of negotiating a definitive asset purchase agreement providing for Maxor’s purchase, at book value, of certain assets of SPP at closing, including certain prepaid assets, inventory, information systems and other property and equipment. As part of the proposed transaction, Maxor and PHS will enter into a long-term supply contract pursuant to which Maxor will be the exclusive provider of pharmaceuticals and medical supplies to PHS.
     The Company and Maxor are currently targeting the closing of this transaction effective March 31, 2007. The final execution of a definitive asset purchase agreement, long-term supply contract and closing of the transaction is subject to final negotiations of the agreements, completion of due diligence and final approval of the respective companies’ boards of directors, among other things.
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

Revenue and Cost Recognition
     The Company’s contracts with correctional institutions are principally fixed price contracts with revenue adjustments for census fluctuations and risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by either party without cause upon proper notice. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.
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
     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site expenses, stop-loss provisions, cost plus a fee arrangement or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues that would be due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
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
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2006, 2005 and 2004, the Company recorded decreases of approximately $1.8 million, $2.2 million and $1.2 million, respectively, to its prior year claims liabilities as a result of differences between actual and estimated claims experience.
     Additionally, reserves have been recorded for the Company’s self-insurance retention for certain reported as well as unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and noncurrent portion of accrued expenses on the accompanying consolidated balance sheets.

     The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred (i.e., expected future healthcare costs and maintenance costs will exceed anticipated future revenue) and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis.
Allowance for Doubtful Accounts
     Accounts receivable are stated at estimated net realizable value. The Company recognizes allowances for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, client funding and/or political pressures, discussions with clients and historical experience. If circumstances change, estimates of the recoverability of receivables would be further adjusted and such adjustments could have a material adverse effect on the Company’s results of operations in the period in which they are recorded.
     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at each balance sheet date, due to provisions within the contracts governing the timing for billing such amounts.
     The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the Audit Committee’s internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $7.0 million in unbilled receivables at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of February 28, 2007, less than $0.1 million of these receivables remain outstanding.
     With respect to PHS accounts receivable, at December 31, 2006, the Company had approximately $1.7 million of billed receivables due from clients whose contracts terminated prior to January 1, 2006. Approximately $0.3 million of this amount is due from clients whose contracts expired prior to January 1, 2005. In addition to the billed receivables due from these former clients, the Company also has approximately $0.3 million of unbilled receivables related to these former clients which represent aggregate risk sharing receivable amounts which remain unbillable at December 31, 2006 based on stated contract terms. This unbilled receivable amount relates to one client whose contract expired prior to January 1, 2005. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At December 31, 2006, the Company is involved in a dispute with a current client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     At December 31, 2006, the Company is involved in a dispute with another current client over billed receivables totaling approximately $1.1 million. The Company has recorded no reserves related to this amount as it believes the risk of loss is not probable.
     PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). As of December 31, 2006, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions described in Part I — Item 3. “Legal Proceedings”, the Company believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on the Company’s ability to collect the outstanding receivable amount. For more information about the Baltimore County contract, see Part I — Item 3. “Legal Proceedings.”
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
     Maryland Department of Public Safety and Correctional Services. The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) historically underperformed, fluctuating between minimal profitability, break even and losses. This contract was entered into on July 1, 2000 to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the Consumer Price Index.
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

     Baltimore County. In addition to the Maryland DPS contract, the Company was previously carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two-year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both the Company and the County took individual steps to terminate the relationship between (or the contract, if it is ultimately determined to be in effect by the appellate court in the proceeding discussed above) the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the district court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the trial court. PHS plans to vigorously pursue its case with respect to this issue and feels that it has valid arguments in its favor. However, in the event PHS is not ultimately successful and the court determines that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse judgment could have a material adverse effect on the other two suits between the County and PHS (which were discussed previously) and therefore on the Company’s financial position and its quarterly or annual results of operations.
     For more information about the Baltimore County contract, see Part I — Item 3. “Legal Proceedings.”
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. However, the Company is effectively self-insured resulting from the use of adjustable premium policies in 2002 through 2006. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 30 months. The Company’s ultimate premium for its 2002 through 2006 policies will depend on the final incurred losses related to each of these separate policy periods. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history, the estimated reserves recommended by the Company’s third-party administrator and independent actuarial analysis. Any adjustments resulting from the review are reflected in current earnings.
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
     At December 31, 2006, the Company’s reserves for both known and incurred but not reported claims totaled $23.5 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2006, 2005 and 2004, the Company recorded increases of approximately $4.2 million, $4.3 million and $4.7 million, respectively, to its prior year claims reserves as a result of adverse development. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     As of December 31, 2006, the Company has approximately $7.9 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.4 million of this amount is related to workers’ compensation claims, of which approximately $3.5 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claims history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserve. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2006, 2005 and 2004, the Company recorded an increase of approximately $0.2 million, a decrease of approximately $1.4 million and an increase of approximately $0.2 million, respectively, to its prior year other self-insurance reserves as a result of differences between actual and estimated claims experience.
Legal Contingencies
     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. When estimable, the Company accrues an estimate of the probable costs for the resolution of these claims. Such estimates are developed in consultation with outside counsel handling the Company’s defense in these matters and are based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe any of the current proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation. See discussion of certain outstanding legal matters in Part I — Item 3. “Legal Proceedings.”
Intangible Assets and Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2006. Based on the results of this annual review, management has determined that goodwill related to its pharmaceutical distribution services segment is impaired as of December 31, 2006. Accordingly, the Company recorded a non-cash impairment charge of $3.0 million during the fourth quarter of 2006. No other indication of goodwill impairment was identified. However, future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill related to its correctional healthcare services segment is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” From December 31, 2001 to June 30, 2004, the Company maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $6.6 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At December 31, 2006 and 2005, the Company’s valuation allowance of approximately $0.2 million and $0.3 million, respectively, represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended December 31, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
     For the year ended December 31, 2006, the Company recognized total share-based compensation cost of $4.3 million which consisted of $0.4 million classified in healthcare expenses and $3.9 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. These amounts include restricted stock share-based compensation that was already being reflected in net income prior to the adoption of SFAS No. 123(R). For the year ended December 31, 2006, the Company also recognized a total income tax benefit in the consolidated statements of operations for share-based compensation arrangements of $1.5 million. The Company did not capitalize any share-based compensation cost.
     Income from continuing operations before income taxes, income from continuing operations and the net loss for the year ended December 31, 2006 were all negatively impacted as a result of adopting SFAS No. 123(R) by amounts totaling $4.2 million, $2.7 million and $2.7 million, respectively. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the year ended December 31, 2006 was $0.25 per common share.

Results of Operations
     The following table sets forth, for the years indicated, the percentage relationship to healthcare revenues of certain items in the consolidated statements of operations.

	Year Ended December 31,
	2006	2005	2004
Healthcare revenues	100.0%	100.0%	100.0%
Healthcare expenses	93.1	93.9	91.3

Gross margin	6.9	6.1	8.7
Selling, general and administrative expenses	4.4	3.4	3.5
Audit Committee investigation and related expenses	1.0	0.7	—
Impairment of goodwill	0.5	—	—
Depreciation and amortization	0.7	0.7	0.8
Discontinued acquisition expenses	—	0.1	—
Charge for settlement of Florida legal matter	—	—	1.1

Income from operations	0.3	1.2	3.3
Interest, net	0.3	0.2	0.4
Late fee income	—	0.1	—

Income (loss) from continuing operations before income tax provision (benefit)	—	1.1	2.9
Income tax provision (benefit)	0.1	0.5	(0.7)

Income (loss) from continuing operations	(0.1)	0.6	3.6
Income (loss) from discontinued operations, net of taxes	(0.5)	0.2	(1.6)

Net income (loss)	(0.6)	0.8	2.0

As discussed in Note 7 of the Company’s consolidated financial statements, the Company is applying the discontinued operations provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), to all correctional healthcare service contracts that expire subsequent to January 1, 2002. SFAS No. 144 requires the Company to follow the income statement presentation format described in SFAS No. 144. The results of operations of contracts that expire, less applicable income taxes, are classified on the Company’s consolidated statements of operations separately from continuing operations. The presentation prescribed for discontinued operations requires the collapsing of healthcare revenues and expenses, as well as other specifically identifiable costs, into the income or loss from discontinued operations. Items such as indirect selling, general and administrative expenses or interest expense cannot be allocated to expired contracts. The application of the SFAS No. 144 accounting presentation to expired contracts has no impact on net income, earnings per share, total cash flows or stockholders’ equity. As a result of the application of SFAS No. 144, “healthcare revenues” and “healthcare expenses” on the Company’s consolidated statements of operations for any period presented will only include revenues and expenses from continuing contracts.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2006 increased $29.9 million, or 5.5%, from $539.5 million in 2005 to $569.4 million in 2006. Healthcare revenues in 2006 included $35.3 million of revenue growth resulting from new correctional healthcare services contracts added in 2006 and 2005 through marketing activities. Correctional healthcare services contracts in place at December 31, 2004 and in continuing operations at December 31, 2006, experienced revenue growth of 2.6% consisting of an increase in revenue of $12.2 million during 2006 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $17.6 million primarily due to the loss of two distribution customers in 2005 and one distribution customer in June 2006. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2006 increased $23.8 million, or 4.7%, from $506.4 million in 2005 to $530.2 million in 2006. Included in the healthcare expenses for the year ended December 31, 2006 is approximately $0.4 million related to share-based compensation expense. No such share-based compensation was recorded in the year ended December 31, 2005. Expenses related to new correctional healthcare services contracts added in 2005 and 2006 through marketing activities accounted for $33.6 million of the increase. Correctional healthcare services contracts in place at December 31, 2004 and in continuing operations at December 31, 2006 accounted for $4.4 million of the increase as a result of increases in the levels of staff and staff compensation and increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $14.6 million primarily as a result of the decrease in SPP pharmaceutical distribution revenue discussed above.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2006 increased $6.9 million from $18.1 million, or 3.4% of revenue, in 2005 to $25.0 million, or 4.4% of revenue, in 2006. Included in the selling, general and administrative expenses for the years ended December 31, 2006 and 2005 is approximately $3.9 million and $0.1 million, respectively, related to share-based compensation expense. The share-based compensation expense recorded in 2005 was related to restricted stock granted to directors in 2004 and 2005. The increase in share-based compensation is due to the adoption of SFAS No. 123(R) effective January 1, 2006. The remaining increase in selling, general and administrative expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily the result of salary increases as the Company developed its operational team and consulting expense related to management and director searches and SPP efficiency improvements. As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there were no overhead costs associated with the Company’s loss contracts charged against the loss contract reserve during the year ended December 31, 2006. Approximately $0.6 million in overhead costs associated with the Company’s loss contracts were charged against the loss contract reserve during the year ended December 31, 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $5.3 million, or 1.0% of healthcare revenues, for the year ended December 31, 2006 as compared to $3.7 million, or 0.7% of healthcare revenues, for the year ended December 31, 2005. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2006 and 2005 related to an internal investigation conducted by the Audit Committee primarily to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable contract terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles.
     Impairment of goodwill. For the year ended December 31, 2006, the Company recorded a non-cash impairment charge totaling $3.0 million, or 0.5% of healthcare revenues related to its pharmaceutical distribution services segment. The charge was recorded to write off the carrying value of goodwill based on the Company’s annual impairment analysis as required by SFAS No. 142.
     Depreciation and amortization. Depreciation and amortization expense for each of the years ended December 31, 2006 and 2005 was $4.1 million and $4.0 million, respectively.
     Discontinued acquisition expenses. There were no discontinued acquisition expenses incurred in the year ended December 31, 2006. Discontinued acquisition expenses were $0.7 million, or 0.1% of healthcare revenues, for the year ended December 31, 2005. The discontinued acquisition expenses incurred in the year ended December 31, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Interest, net. Net interest expense increased to $1.9 million, or 0.3% of revenue in 2006, from $1.2 million, or 0.2% of revenue in 2005, as a result of an increase in average borrowings outstanding and an increase in the prevailing interest rates during 2006. Such increase in borrowings is related to the Company’s minimum outstanding borrowings requirement under the terms of its Credit Agreement.

     Late fee income. There was no late fee income received in the year ended December 31, 2006. Late fee income was $0.2 million for the year ended December 31, 2005. The late fee income received in the year ended December 31, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision (benefit). The income tax provision for the year ended December 31, 2006 was $0.4 million, or 0.1% of revenue, as compared to $2.5 million, or 0.5% of revenue, in 2005. See Note 16 in the Company’s consolidated financial statements for more information on the Company’s income tax provision (benefit).
     Income (loss) from continuing operations. The loss from continuing operations for the year ended December 31, 2006 was $0.7 million, or 0.1% of revenue, as compared with income of $3.2 million, or 0.6% of revenue, in 2005.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes for the year ended December 31, 2006 was $2.7 million, or 0.5% of revenue, as compared with income from discontinued operations, net of taxes of $1.2 million, or 0.2% of revenue, in 2005. Income (loss) from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 of the Company’s consolidated financial statements for further discussion of SFAS No. 144. Approximately $6.7 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the year ended December 31, 2005. There was no negative operating margin related to the Company’s loss contracts classified as discontinuing operations charged against the loss contract reserve during the year ended December 31, 2006.
     Net income (loss). The net loss for the year ended December 31, 2006 was $3.4 million, or 0.6% of revenue, as compared with net income of $4.4 million, or 0.8% of revenue, in 2005. The decrease is due to the factors discussed above.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2005 increased $44.0 million, or 8.9%, from $495.5 million in 2004 to $539.5 million in 2005. Healthcare revenues in 2005 included $27.1 million of revenue growth resulting from new correctional healthcare services contracts added in 2005 and 2004. Correctional healthcare services contracts in place at December 31, 2003 and in continuing operations at December 31, 2006, experienced revenue growth of 5.4% consisting of an increase in revenue of $24.4 million during 2005 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $7.5 million primarily as a result of the loss of two distribution customers in 2005. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2005 increased $53.8 million, or 11.9%, from $452.6 million in 2004 to $506.4 million in 2005. Expenses related to new correctional healthcare services contracts added in 2004 and 2005 through marketing activities accounted for $26.0 million of the increase. Correctional healthcare services contracts in place at December 31, 2003 and in continuing operations at December 31, 2006 accounted for $31.2 million of the increase as a result of increases in the levels of staff and staff compensation, increases in off-site utilization, increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts and increases in medical malpractice expenses. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $3.4 million which was primarily due to the decline in volume discussed above.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2005 increased $0.6 million from $17.5 million, or 3.5% of revenues, in 2004 to $18.1 million, or 3.4% of revenues, in 2005. Approximately $0.6 million and $0.8 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the years ended December 31, 2005 and 2004, respectively.
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

     Depreciation and amortization. Depreciation and amortization expense for each of the years ended December 31, 2005 and 2004 was $4.0 million and $3.7 million, respectively.
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
     Interest, net. Net interest expense decreased to $1.2 million or 0.2% of revenue in 2005 from $1.9 million or 0.4% of revenue in 2004 primarily as a result of a reduction in average borrowings outstanding.
     Late fee income. Late fee income was $0.2 million for the year ended December 31, 2005. There was no late fee income received in the year ended December 31, 2004. The late fee income received in the year ended December 31, 2005 was related to past due accounts receivable balances due from a client.
     Income tax provision (benefit). The income tax provision for the year ended December 31, 2005 was $2.5 million, or 0.5% of revenue, as compared with an income tax benefit of $3.4 million or 0.7% of revenue in 2004. During the quarter ended June 30, 2004, the Company recorded an income tax benefit of $6.6 million which resulted from the reversal, effective June 30, 2004, of substantially all of the valuation allowance previously established for its net deferred tax assets. This credit was partially offset by a tax provision recorded for the last six months of 2004 and recognition of a tax contingency reserve of approximately $0.5 million. Prior to June 30, 2004, the Company maintained a 100% valuation allowance, established in the quarter ended December 31, 2001, related to its net deferred tax assets.
     Income (loss) from continuing operations. Income from continuing operations for the year ended December 31, 2005 was $3.2 million, or 0.6% of revenue, as compared with $17.9 million, or 3.6% of revenue in 2004. The decrease is due to the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations, net of taxes for the year ended December 31, 2005 was $1.2 million, or 0.2% of revenue, as compared with a loss from discontinued operations, net of taxes for the year ended December 31, 2004 of $8.0 million, or 1.6% of revenue. Income (loss) from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 of the Company’s consolidated financial statements for further discussion of SFAS No. 144. Approximately $6.7 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during each of the years ended December 31, 2005 and 2004. Approximately $0.1 million of this amount for the year ended December 31, 2004 related to the Company’s contract to provide services to a county jail in Baltimore County, Maryland. For more information about the Baltimore County contract, see Part I — Item 3. “Legal Proceedings.”
     The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) historically underperformed, fluctuating between minimal profitability, break even and losses. This contract was entered into on July 1, 2000 to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the Consumer Price Index.
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations for the year ended December 31, 2004. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.
     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May 2004, losses once again increased in September 2004, driven primarily by off-site medical costs.
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 2005. This increase in the reserve for loss contracts is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations for the year ended December 31, 2004. A fundamental assumption of the $6.0 million increase in loss reserve was that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005 resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This pre-tax loss contract charge of $1.3 million is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations for the year ended December 31, 2005.
     Net income. Net income for the year ended December 31, 2005 was $4.4 million or 0.8% of revenue, as compared with $9.9 million, or 2.0% of revenue, in 2004. The decrease is due to the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $6.4 million at December 31, 2006 compared to $4.4 million at December 31, 2005. Days sales outstanding in accounts receivable were 46 at December 31, 2006 while accounts payable days outstanding at December 31, 2006 were 34 and medical claims liability days outstanding at December 31, 2006 were 88. Days sales outstanding in accounts receivable were 61 at December 31, 2005 while accounts payable days outstanding at December 31, 2005 were 49 and medical claims liability days outstanding at December 31, 2005 were 105. The decrease of 15 days sales outstanding from December 31, 2005 to December 31, 2006 was primarily due to collections of accounts receivable which were past due and a decrease in unbilled receivables, primarily related to SPP. The timing of the Company’s collection of accounts receivable, if delayed, could have a material adverse effect on the Company’s cash flows from operations, days sales outstanding and cash and debt levels outstanding.
     The Company had a net loss of $3.4 million for the year ended December 31, 2006 compared to net income of $4.4 million for the year ended December 31, 2005. The Company had stockholders’ equity of $46.5 million at December 31, 2006 as compared to $56.0 million at December 31, 2005. The Company’s cash and cash equivalents increased to $13.7 million at December 31, 2006. The Company had no cash and cash equivalents at December 31, 2005. The Company had restricted cash of $4.2 million at December 31, 2005 used to collateralize outstanding letters of credit. The overall increase in cash and cash equivalents combined was primarily the result of cash flow provided by operations. The Company’s outstanding balance on its credit facility was $10.0 million at December 31, 2006 compared to $12.5 million at December 31, 2005.

     Cash flows from operating activities represent net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense and increases or reductions in the reserve for loss contracts. Cash flows provided by operating activities were $25.3 million for the year ended December 31, 2006 as compared with cash flows used in operating activities of $10.6 million for the year ended December 31, 2005. The increase in cash flows from operating activities of $35.9 million was primarily due to a reduction in outstanding accounts receivable resulting from collections of past due client receivables and collection of previously unbilled amounts primarily related to SPP.
     Cash flows used in investing activities were $2.8 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively. These amounts represent purchases of property and equipment, which were financed through cash flow from operations.
     Cash flows used in financing activities during the year ended December 31, 2006 were $8.7 million which represents excess tax benefits from share-based compensation arrangements, cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan and a reduction in restricted cash used to collateralize letters of credit, offset by net payments on the line of credit and share repurchases. Cash flows provided by financing activities during the year ended December 31, 2005 were $6.8 million which represent cash receipts resulting from net borrowings on the line of credit and option exercises and issuance of common stock under an employee stock purchase plan, offset by share repurchases and restricted cash used to collateralize letters of credit.
     Credit Facility
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 and on October 31, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2006, the Company had borrowings outstanding under the Credit Agreement totaling $10.0 million and $16.2 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the Lenders’ review of the outcome of the Audit Committee’s internal investigation into matters at SPP of $5.0 million at December 31, 2006, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $10.0 million to October 31, 2007 and $7.5 million from October 31, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company’s interest rate at December 31, 2006 was 8.1%. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month, the reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 2.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a common requirement in commercial credit agreements, allows the Lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the mandatory lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.

     The Credit Agreement requires the Company to meet certain financial covenants related to minimum levels of earnings. At December 31, 2006, the Company was not in compliance with one of the covenant requirements and has obtained a waiver of the debt covenant from the Lender.
     The Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the fixed charge coverage ratio as EBITDA, as defined in the Credit Agreement, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared.
     The Credit Agreement also contains restrictions on the Company with respect to certain types of transactions, including payment of dividends, indebtedness and sales or transfers of assets.
     The Company is dependent on the availability of borrowings pursuant to the Credit Agreement to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2007. Management believes that the Company can comply with the terms of the Credit Agreement and meet its expected obligations throughout 2007. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.
     Contractual Obligations And Commercial Commitments
     The Company has certain contractual obligations as of December 31, 2006, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$1,416	$1,090	$—	$—
Revolving credit facility	10,000	—	—	—
Workers compensation clams	2,915	2,968	555	—
Professional and general liability claims	6,400	11,385	4,153	1,573

Total	$20,731	$15,443	$4,708	$1,573

     The amounts included in the table above do not include future cash payments for interest. As discussed further above, although the Company’s revolving credit facility does not contractually mature until October 31, 2008, it is classified as a current liability under the guidance of EITF Issue No. 95-22. At December 31, 2006, the Company was contingently liable for $12.0 million of performance bonds. The performance bonds are collateralized by standby letters of credit totaling $5.0 million.
     Off-Balance Sheet Transactions
     As of December 31, 2006, the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit of $9.0 million and the operating leases discussed above.
     Inflation
     Some of the Company’s contracts provide for annual increases in the base fixed fee based upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate of its cost of services when bidding and negotiating the fixed fee for future years. If the rate of inflation exceeds the levels projected, the excess costs will be absorbed by the Company with the financial impact dependent upon contract structure. Conversely, the Company may benefit should the actual rate of inflation fall below the estimate used in the bidding and negotiation process.
     Recently Issued Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

     Fair Value Measurement. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Credit Agreement in 2006. The Credit Agreement carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have would have had no material effect on interest expense paid under the Credit Agreement. Interest expense represents 0.3% and 0.2% of the Company’s revenues, respectively, for the years ended December 31, 2006 and 2005. The Company’s total debt outstanding of $10.0 million at December 31, 2006 represents 5.4% of the Company’s total liabilities and stockholders’ equity.
Item 8. Financial Statements and Supplementary Data
     The Company’s Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated March 2, 2007, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
     As of December 31, 2006, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings.
     Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 39.
     Remediation of Material Weaknesses
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the annual assessment as of December 31, 2005, management identified the following control deficiencies that the Company concluded were material weaknesses in internal control over financial reporting as of December 31, 2005:
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
     Controls that reasonably assure the accurate and timely capture of SPP customer contract billing information and billing of SPP customers in accordance with contract terms were not designed or operating effectively to reduce the likelihood that material errors in health-care revenues and accounts receivable would be prevented or detected in a timely manner. This material weakness resulted in restatements of previously issued financial statements.
     As a result of the material weaknesses discussed above, management concluded that, as of December 31, 2005, the Company’s system of internal control over financial reporting was not effective based on the COSO criteria.

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
     In addition to the procedures performed in connection with the preparation of the Company’s 2005 financial statements outlined above, management also implemented the following changes to the internal control systems and procedures at SPP:
•	Policies were developed and communicated to SPP management concerning the clarity of definitions regarding pricing and returns policies to be used in proposals and contracts.

•	All proposals, new client contracts and amendments to existing client contracts are now reviewed and approved as to form by the Legal and Finance Departments of the Company prior to delivery or execution.

•	The significant terms of all proposals are now reviewed and approved by Executive Management of the Company prior to delivery.

•	Changes to customer pricing rules in SPP’s information system are now reviewed and approved by the Legal and Finance Departments of the Company prior to implementation of the changes.

•	Documentation of changes to the customer pricing rules is maintained by SPP with a copy of all changes sent to the Legal Department of the Company.

•	The Controller of SPP now reports directly to the Finance Department of the Company rather than to management of SPP.

•	Monthly account reconciliations of SPP are now reviewed by the Finance Department of the Company.
     During the fourth quarter of fiscal 2006, the Company made final improvements to the internal control systems and procedures at SPP as described above, concluded its validation and testing of the design and operating effectiveness of these newly implemented controls and determined that these controls effectively remediated the material weaknesses described above. Accordingly, the Company has concluded that such material weaknesses no longer exist.
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
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that America Service Group Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America Service Group Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 2, 2007
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     For information regarding the Directors and Executive Officers of the Company, Audit Committee and Audit Committee Financial Experts of the Company, the heading “Corporate Governance,” “Information as to Directors, Nominees and Executive Officer” and the subsection “Section 16(a) Beneficial Reporting Compliance” under the heading “Additional Information” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on June 13, 2007 (the “Company’s 2007 Proxy Statement”) and the accompanying text are incorporated herein by reference.
     America Service Group Code Of Conduct & Ethics
     America Service Group has a Code of Conduct & Ethics that applies to all its employees, including senior executives and its Board of Directors. This ethics policy may be viewed on the Company’s web site at www.asgr.com. Any changes to this policy will be reflected on the web site.
Item 11. Executive Compensation
     The heading “Director and Executive Officer Compensation” in the Company’s 2007 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The headings “Security Ownership of Directors and Officers,” “Principal Stockholders” and the subsection “Equity Compensation Plan Information” under the heading “Director and Executive Officer Compensation” in the Company’s 2007 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The heading “Certain Transactions” in the Company’s 2007 Proxy Statement and the accompanying text is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2007 Proxy Statement and the accompanying text is incorporated herein by reference.

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

2.2
Stock Purchase Agreement, dated as of December 18, 1998, between the Company and InPhyNet Administrative Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 5, 1999).

2.3
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

10.4
Employment Agreement, dated October 15, 2001, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001).*

10.5
Employment Agreement, dated March 24, 1998, between Lawrence H. Pomeroy and America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2004).*

10.6
America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

Exhibit	Description
10.7
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

10.11
Second Amendment to the Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2006).

10.12
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

10.13
Contract between Prison Health Services, Inc. and the Alabama Department of Corrections (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.14
Contract between Prison Health Services, Inc, and the New York City Department of Health and Mental Hygiene (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.15
Contract dated December 30, 2005 between Prison Health Services, Inc., a Delaware corporation, and the Florida Department of Corrections (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2006).

10.16
Amended and Restated Employee Stock Purchase Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.17	Summary of Director and Executive Officer Compensation.*

10.18
Form of New Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).*

10.19
Form of Director Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.20
Form of Employee Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

Exhibit	Description
10.21
Form of Director Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.22
Form of Employee Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.23
Form of Employee Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.24
Form of Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.25
Contract between Prison Health Services, Inc. and the Commonwealth of Pennsylvania Department of Corrections (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2003).

10.26
Contract Modification Agreement No. 1 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.27
Contract Modification Agreement No. 2 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.28
Commissioner of the Alabama Department of Corrections’ Emergency Declaration and Amendment to the Health Services Agreement between Alabama Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2006).

10.29	2007 Incentive Compensation Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006).

11.0	Computation of Per Share Earnings.**

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  * Management contract, compensatory plan or arrangement.
** Data required by SFAS No. 128, Earnings Per Share, is provided in Note 19 to the consolidated financial statements in this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2007.

AMERICA SERVICE GROUP INC.
By:	/s/ MICHAEL CATALANO
Michael Catalano
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2007.

Signatures	Title
/s/ MICHAEL CATALANO Michael Catalano	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL W. TAYLOR Michael W. Taylor	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ WILLIAM D. EBERLE William D. Eberle	Director
/s/ BURTON C. EINSPRUCH Burton C. Einspruch	Director
/s/ WILLIAM M. FENIMORE, JR. William M. Fenimore, Jr.	Director
/s/ JOHN W. GILDEA John W. Gildea	Director
/s/ WILLIAM E. HALE William E. Hale	Director
/s/ JOHN C. MCCAULEY John C. McCauley	Director
/s/ RICHARD D. WRIGHT Richard D. Wright	Director

AMERICA SERVICE GROUP INC.
     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of America Service Group Inc.
We have audited the accompanying consolidated balance sheets of America Service Group Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule referenced at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Notes 2 and 18 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 2, 2007

AMERICA SERVICE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,736	$—
Restricted cash	—	4,200
Accounts receivable: healthcare and other, less allowances of $524, and $698, respectively	80,945	99,712
Inventories	7,070	6,546
Prepaid expenses and other current assets	12,851	18,976
Current deferred tax assets	8,864	7,575

Total current assets	123,466	137,009
Property and equipment, net	6,800	6,336
Goodwill, net	40,772	43,813
Contracts, net	5,538	7,166
Other intangibles, net	615	845
Other assets	7,540	10,068

Total assets	$184,731	$205,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,809	$36,023
Accrued medical claims liability	31,005	31,122
Accrued expenses	37,541	44,478
Deferred revenue	11,740	8,533
Revolving credit facility classified as current	10,000	12,500

Total current liabilities	117,095	132,656
Noncurrent portion of accrued expenses	20,634	15,701
Noncurrent deferred tax liabilities	548	876

Total liabilities	138,277	149,233

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2006 and 2005; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at December 31, 2006 and 2005; 10,049,587 and 10,761,526 shares issued and outstanding at December 31, 2006 and 2005, respectively	100	108
Additional paid-in capital	47,597	53,759
Retained earnings (accumulated deficit)	(1,243)	2,137

Total stockholders’ equity	46,454	56,004

Total liabilities and stockholders’ equity	$184,731	$205,237

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Healthcare revenues	$569,409	$539,470	$495,465
Healthcare expenses	530,236	506,376	452,597

Gross margin	39,173	33,094	42,868
Selling, general, and administrative expenses	25,019	18,100	17,543
Audit Committee investigation and related expenses	5,307	3,702	—
Impairment of goodwill	3,041	—	—
Depreciation and amortization	4,129	3,958	3,749
Discontinued acquisition expenses	—	658	—
Charge for settlement of Florida legal matter	—	—	5,200

Income from operations	1,677	6,676	16,376
Interest, net	1,932	1,219	1,870
Late fee income	—	249	—

Income (loss) from continuing operations before income tax provision (benefit)	(255)	5,706	14,506
Income tax provision (benefit)	437	2,528	(3,379)

Income (loss) from continuing operations	(692)	3,178	17,885
Income (loss) from discontinued operations, net of taxes	(2,688)	1,187	(7,975)

Net income (loss)	$(3,380)	$4,365	$9,910

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.07)	$0.29	$1.67
Income (loss) from discontinued operations, net of taxes	(0.25)	0.11	(0.75)

Net income (loss)	$(0.32)	$0.40	$0.92

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.07)	$0.29	$1.62
Income (loss) from discontinued operations, net of taxes	(0.25)	0.10	(0.72)

Net income (loss)	$(0.32)	$0.39	$0.90

Weighted average common shares outstanding:
Basic	10,511,395	10,823,602	10,721,138

Diluted	10,511,395	11,063,655	11,047,522

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(shown in 000’s except share amounts)

					Retained
	Common Stock		Additional	Stockholders’	Earnings
			Paid-In	Notes	(Accumulated
	Shares	Amount	Capital	Receivable	Deficit)	Total
Balance at December 31, 2003	10,581,830	$106	$48,080	$(48)	$(12,132)	$36,006
Net income	—	—	—	—	9,910	9,910
Total comprehensive income						9,910
Issuance of common stock under employee stock plan	37,599	—	515	—	—	515
Exercise of options and related tax benefits	184,378	2	2,493	—	—	2,495
Reversal of deferred tax valuation allowance	—	—	3,940	—	—	3,940
Issuance of restricted shares	7,500	—	—	—	—	—
Share-based employee compensation expense	—	—	32	—	—	32
Cash in lieu of stock split fractional shares	(214)	—	—	—	(6)	(6)
Interest income on stockholder note receivable	—	—	—	(2)	—	(2)
Proceeds from stockholder note receivable	—	—	—	50	—	50

Balance at December 31, 2004	10,811,093	108	55,060	—	(2,228)	52,940
Net income	—	—	—	—	4,365	4,365

Total comprehensive income						4,365
Issuance of common stock under employee stock plan	36,411	—	600	—	—	600
Exercise of options and related tax benefits	54,122	1	980	—	—	981
Issuance of restricted shares	9,000	—	—	—	—	—
Share-based employee compensation expense	—	—	90	—	—	90
Repurchase and retirement of common stock	(149,100)	(1)	(2,971)	—	—	(2,972)

Balance at December 31, 2005	10,761,526	108	53,759	—	2,137	56,004
Net loss	—	—	—	—	(3,380)	(3,380)

Total comprehensive loss						(3,380)
Issuance of common stock under employee stock plan	29,805	—	398	—	—	398
Exercise of options and related tax benefits	171,592	2	1,515	—	—	1,517
Issuance of restricted shares	50,500	—	—	—	—	—
Share-based employee compensation expense	—	—	4,279	—	—	4,279
Repurchase and retirement of common stock	(963,836)	(10)	(12,354)	—	—	(12,364)

Balance at December 31, 2006	10,049,587	$100	$47,597	$—	$(1,243)	$46,454

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$(3,380)	$4,365	$9,910
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,182	4,084	3,926
Loss on retirement of fixed assets	40	138	—
Impairment of goodwill	3,041	—	—
Finance cost amortization	111	501	639
Deferred income taxes	(1,155)	3,017	(5,776)
Share-based compensation expense	4,279	90	32
Increase in loss contract reserve	—	1,295	12,800
Excess tax benefits from share-based compensation expense	(462)	98	541
Interest on stockholders’ notes receivable	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	18,767	(6,470)	(31,732)
Inventories	(524)	965	(1,016)
Prepaid expenses and other current assets	6,125	(1,790)	(5,082)
Other assets	2,390	1,991	3,819
Accounts payable	(9,214)	(13,763)	17,727
Accrued medical claims liability	(117)	5,314	5,740
Accrued expenses	(2,004)	211	1,812
Deferred revenue	3,207	(3,336)	3,907
Loss contract reserve utilization	—	(7,357)	(7,462)

Net cash provided by (used in) operating activities	25,286	(10,647)	9,783

Cash Flows from Investing Activities
Capital expenditures, net	(2,801)	(3,355)	(2,703)

Net cash used in investing activities	(2,801)	(3,355)	(2,703)

Cash Flows from Financing Activities
Net borrowings (payments) on line of credit facility	(2,500)	12,500	(365)
Net payments on term loan	—	—	(3,194)
Restricted cash used to collateralize letters of credit	4,200	(4,200)	—
Excess tax benefits from share-based compensation expense	462	—	—
Share repurchases	(12,364)	(2,972)	—
Proceeds from stockholders’ notes receivable	—	—	50
Issuance of common stock, net	398	600	509
Exercise of stock options	1,055	883	1,954

Net cash provided by (used in) financing activities	(8,749)	6,811	(1,046)

Net increase (decrease) in cash and cash equivalents	13,736	(7,191)	6,034
Cash and cash equivalents at beginning of year	—	7,191	1,157

Cash and cash equivalents at end of year	$13,736	$—	$7,191

Supplemental Cash Flow Information
Cash paid for interest	$2,127	$608	$1,255

Cash paid for income taxes	$143	$419	$308

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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
Use of Estimates
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s estimate of refunds due to customers as a result of the investigation performed by the Audit Committee of its Board of Directors (the “Audit Committee”) into certain matters related to its subsidiary, SPP, accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, reductions in revenue for contractual allowances, allowance for doubtful accounts, loss contract reserves, legal contingencies, employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured and share-based compensation. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
Fair Value of Financial Instruments
     The Company’s financial instruments reported in the consolidated balance sheets consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and revolving credit facility. Due to the short term nature of these instruments and the variable interest rate nature of the revolving credit facility, the carrying amounts approximate fair value.
Revenue and Cost Recognition
     The Company’s contracts with correctional institutions are principally fixed price contracts with revenue adjustments for census fluctuations and risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by either party without cause upon proper notice. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.
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

     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site expenses, stop-loss provisions, cost plus a fee arrangement or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues that would be due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
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
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant adverse fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2006, 2005 and 2004, the Company recorded decreases of approximately $1.8 million, $2.2 million and $1.2 million, respectively, to its prior year claims liabilities as a result of differences between actual and estimated claims experience.
     Additionally, reserves have been recorded for the Company’s self-insurance retention for certain reported as well as unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and noncurrent portion of accrued expenses on the accompanying consolidated balance sheets.
     The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred (i.e., expected future healthcare costs and maintenance costs will exceed anticipated future revenue) and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis (see Note 6).
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
     Accounts receivable are stated at estimated net realizable value. The Company recognizes allowances for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, client funding and/or political pressures, discussions with clients and historical experience. If circumstances change, estimates of the recoverability of receivables would be further adjusted and such adjustments could have a material adverse effect on the Company’s results of operations in the period in which they are recorded.
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
     Based on the results of its annual review at December 31, 2006, management has determined that goodwill related to its pharmaceutical distribution services segment is impaired. Accordingly, the Company recorded a non-cash impairment charge of $3.0 million during the fourth quarter of 2006. See Note 4 for further information related to this impairment charge. No other indication of goodwill impairment was identified. However, future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill related to its correctional healthcare services segment is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. Contract amortization expense totaled approximately $1.6 million for each of the three years ended December 31, 2006, 2005 and 2004. The estimated useful life of the Company’s contract intangibles was determined by an independent appraisal at the time of the acquisition. Subsequent to the acquisition, the Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis.
     Other intangibles are comprised primarily of non-compete agreements. Amortization of non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $0.2 million for each of the three years ended December 31, 2006, 2005 and 2004.
Other Assets
     Other assets at December 31, 2006 and 2005 include cash deposits totaling approximately $7.3 million and $9.8 million, respectively, which are held by the Company’s professional liability insurer and workers compensation insurer and are not expected to be utilized within the next year. In addition to cash deposits recorded within other assets, the Company has recorded cash deposits for professional liability claims losses totaling $6.0 million and $8.4 million at December 31, 2006 and 2005, respectively, within prepaid expenses and other current assets, which are expected to be utilized within a year. Under the terms of the Company’s professional liability insurance policies for 2002 through 2006, this cash will be used by the insurer to pay any professional liability claims made against the Company during those years. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 30 months. As discussed further in the Professional and General Liability Insurance section of this Note and Note 22, management monitors the Company’s estimated exposure related to claims made under the policies using external and internal evaluations of the merits of the individual claims, analysis of claim history, the estimated reserves assigned by the Company’s third-party administrator and independent actuarial analysis. Based on this information, management estimates the amount of cash deposits that will be utilized by the insurer to pay losses and the amount that will ultimately be refunded to the Company at the end of the 30- month or 42-month settlement period.
     Also included in other assets at December 31, 2006 and 2005 are deferred financing costs associated with the Company’s credit facility (see Note 15). Such costs are being amortized over the life of the credit facility and are included in interest expense on the accompanying consolidated statements of operations. Amortization expense associated with deferred financing costs was approximately $0.1 million, $0.5 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” From December 31, 2001 to June 30, 2004, the Company maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling approximately $6.6 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s balance sheet as of June 30, 2004. At December 31, 2006 and 2005, the Company’s valuation allowance of approximately $0.2 million and $0.3 million, respectively, represents management’s estimate of state net operating loss carryforwards which will expire unused.
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

     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. However, the Company is effectively self-insured resulting from the use of adjustable premium policies in 2002 through 2006. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 30 months. The Company’s ultimate premium for its 2002 through 2006 policies will depend on the final incurred losses related to each of these separate policy periods. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history, the estimated reserves recommended by the Company’s third-party administrator and an independent actuarial analysis. Any adjustments resulting from the review are reflected in current earnings.
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
     At December 31, 2006 and 2005, the Company’s reserves for both known and incurred but not reported claims totaled $23.5 million and $24.6 million, respectively. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2006, 2005 and 2004, the Company recorded increases of approximately $4.2 million, $4.3 million and $4.7 million, respectively, to its prior year claims reserves as a result of adverse development. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-funded Insurance Reserves
     As of December 31, 2006, the Company had accrued approximately $7.9 million for employee health and workers’ compensation claims. Approximately $3.5 million of this amount for workers’ compensation claims is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. As of December 31, 2005, the Company had approximately $7.1 million in accrued liabilities for employee health and workers’ compensation claims, all of which was included in current accrued expenses as it was expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claims history and the estimated reserves assigned by the Company’s third-party administrator. On a periodic basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserve. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2006, 2005 and 2004, the Company recorded an increase of approximately $0.2 million, a decrease of approximately $1.4 million and an increase of approximately $0.2 million, respectively, to its prior year other self-insurance reserves as a result of differences between actual and estimated claims experience.
Comprehensive Income (loss)
     Comprehensive income (loss) encompasses all changes in stockholders’ equity (except those arising from transactions with owners) and includes net income (loss), unrealized gains or losses on derivatives that qualify as hedges, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company’s comprehensive income (loss) is presented in the accompanying consolidated statements of changes in stockholders’ equity.

Stock Options
     Effective January 1, 2006, the Company began accounting for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.
     Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123.
     See Note 18 for further information on share-based compensation.
Credit and Other Concentration Risks
     The Company’s credit risks relate primarily to cash and cash equivalents, restricted cash, accounts receivable and deposits on professional liability and other insurance programs. Cash and cash equivalents and restricted cash are primarily held in bank accounts and overnight investments. The Company’s accounts receivable represent amounts due primarily from governmental agencies. Accounts receivable due from the Virginia Department of Corrections represent approximately 13% of accounts receivable, less allowances, at December 31, 2006. Deposits on professional liability and other insurance programs represent amounts paid by the Company that are subject to future refund from the insurance company which provides the coverage. Currently, these balances are carried by American International Group for workers compensation and Lexington Insurance Company, a subsidiary of American International Group, for professional liability. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.
     Substantially all of the Company’s revenue for the year ended December 31, 2006 relates to amounts earned under contracts with state and local governments.
     Approximately 11% of the Company’s workforce is represented by labor unions.
Recently Issued Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.
     Fair Value Measurement. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.

3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee of the Board of Directors (the “Audit Committee”) had initiated an internal investigation into certain matters related to its subsidiary, SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers that were not charged by SPP in accordance with the terms of their respective contracts, including PHS. In circumstances where SSP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2006, the Company has paid approximately $3.1 million of these refunds to customers plus associated interest and tendered the remaining amounts for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties are owed to these customers.
     For the years ended December 31, 2006 and 2005, the Company has recorded $5.3 million and $3.7 million, respectively, of Audit Committee investigation and related costs associated with the investigation described above.
4. Impairment of Goodwill
     As of December 31, 2006, the Company performed its annual impairment analysis as required by SFAS No. 142 and recorded a non-cash impairment charge related to its pharmaceutical distribution services segment, SPP, of $3.0 million to write off the carrying value of goodwill. The impairment charge was primarily attributable to a decrease in the segment’s estimated fair value resulting from a decline in volume occurring primarily in the fourth quarter of 2006 and from an indication of value of this segment based on a proposed independent third party transaction. The estimated fair value of the operating segment was determined based upon consideration of various valuation methodologies, including multiples of current earnings and projected future cash flows discounted at rates commensurate with the risk involved.
     On February 28, 2007, the Company entered into a non-binding asset purchase proposal whereby it intends to sell certain assets of SPP to Maxor National Pharmacy Services Corporation (“Maxor”). The Company and Maxor are in the process of negotiating a definitive asset purchase agreement providing for Maxor’s purchase, at book value, of certain assets of SPP at closing, including certain prepaid assets, inventory, information systems and other property and equipment. This asset purchase proposal excludes SPP’s goodwill. For further information on this transaction, see Note 28.
5. Settlement of Florida Legal Matter
     On March 30, 2004, EMSA Limited Partnership, a subsidiary of the Company which was acquired in January 1999, entered into a settlement agreement with the Florida Attorney General’s office, related to allegations, first raised in connection with an investigation of EMSA Correctional Services (“EMSA”) in 1997, that the Company may have played an indirect role in the improper billing of Medicaid by independent providers treating incarcerated patients.
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
     Maryland Department of Public Safety and Correctional Services. The Company’s contract with the Maryland Department of Public Safety and Correctional Services (“Maryland DPS”) historically underperformed, fluctuating between minimal profitability, break even and losses. This contract was entered into on July 1, 2000 to provide comprehensive medical services to four regions of the Maryland prison system. The initial term of the contract was for the three years ended June 30, 2003, with the Maryland DPS having the ability to renew the contract for two additional one-year terms. The second renewal term of the contract expired June 30, 2005. Under the terms of the contract, the Maryland DPS paid the Company a flat fee per month with certain limited cost-sharing adjustments for staffing costs, primarily nurses, and the cost of medications related to certain specific illnesses. The Company was fully at risk for increases in hospitalization and outpatient costs under the terms of the contract with the Maryland DPS. The contract also contained provisions that allowed the Maryland DPS to assess penalties if certain staffing or performance criteria were not maintained. The flat fee paid to the Company was increased annually based on a portion of the Consumer Price Index.
     Due to the flat fee nature of this contract, the Company’s margin under the contract was significantly impacted by changes in healthcare costs, utilization trends or inmate population. The Company incurred losses under this contract in April 2004 at a level slightly above expectations. The losses under the contract increased significantly in May 2004 to approximately $1.1 million for the month. The primary cause for the increased loss was an unanticipated increase in hospitalization costs beginning in May 2004, resulting from the volume and acuity of services being provided, the number of HIV and mental health patients and the costs associated with current treatment guidelines. During the second quarter of 2004, the Company recorded a pre-tax loss contract charge of $6.8 million, effective June 1, 2004, which represented its “most likely” estimate, at that date, of the future losses and allocated corporate overhead under the Maryland DPS contract through its expiration on June 30, 2005. This increase in the reserve for loss contracts is reflected as a component of the loss from discontinued operations, net of tax, in the Company’s consolidated statements of operations. This estimate assumed monthly losses under the contract would diminish from the May 2004 level, which was viewed as an aberration, to approximately $0.5 million per month, including allocated overhead, an amount significantly above recent historical levels.
     During the third quarter of 2004, the Company utilized $2.6 million of its loss contract reserve, almost entirely due to the underperformance of the Maryland DPS contract. While actual monthly losses incurred under the Maryland DPS contract had trended downward from the record loss in May 2004, losses once again increased in September 2004, driven primarily by off-site medical costs.
     Off-site medical costs under the Maryland DPS contract averaged $1.3 million per month for June through September 2004, as compared with initial estimates of $1.0 million per month, based on historical results. As a result of this new and more severe trend, the Company recorded a pre-tax charge of $6.0 million, effective September 30, 2004, to increase its reserve for estimated future losses and allocated corporate overhead under the Maryland DPS contract until its expiration on June 30, 2005. This increase in the reserve for loss contracts is reflected as a component of the loss from discontinued operations, net of tax, in the Company’s consolidated statements of operations A fundamental assumption of the $6.0 million increase in loss reserve was that the contract would continue to incur on average $1.4 million per month of off-site medical costs through its termination on June 30, 2005.
     Through April 2005, actual losses incurred under the contract approximated the estimated amounts. In May 2005, off-site medical costs incurred under the Maryland DPS contract increased to $1.8 million, a level significantly above previous experience. These increased costs continued in June 2005 resulting in the Company recording an additional $1.3 million increase to its reserve for loss contracts. This pre-tax loss contract charge of $1.3 million is reflected as a component of the loss from discontinued operations, net of tax, in the Company’s consolidated statements of operations. On June 30, 2005, the Company’s contract with the Maryland DPS expired.

     Subsequent to June 30, 2005, the Company no longer has a loss contract reserve.
     Baltimore County. In addition to the Maryland DPS contract, the Company was previously carrying a loss contract reserve for a contract to provide services to a county jail in Baltimore County, Maryland. The Company contends that the original term of this contract expired on June 30, 2005, without Baltimore County (the “County”) exercising the first of three, two-year renewal options. On July 1, 2005, the Company sent a letter to the County stating its position that the Company’s contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing the Company’s contention and has asserted that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both the Company and the County took individual steps to terminate the relationship between (or the contract, if it is ultimately determined to be in effect by the appellate court in the proceeding discussed above) the parties. The Company contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the district court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the trial court. PHS plans to vigorously pursue its case with respect to this issue and feels that it has valid arguments in its favor. However, in the event PHS is not ultimately successful, and the court determines that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse judgment could have a material adverse effect on the other two suits between the County and PHS (which are discussed in Note 23) and therefore on the Company’s financial position and its quarterly or annual results of operations.
     For more information about the Baltimore County contract, see Note 23.
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
7. Discontinued Operations
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

     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Healthcare revenues	$80,350	$109,880	$195,036
Healthcare expenses	84,717	106,425	191,385
Increase in reserve for loss contracts (see Note 6)	—	1,295	12,800

Gross margin	(4,367)	2,160	(9,149)
Depreciation and amortization	53	125	177
Interest, net	16	24	8

Income (loss) from discontinued operations before income tax provision (benefit)	(4,436)	2,011	(9,334)
Income tax provision (benefit)	(1,748)	824	(1,359)

Income (loss) from discontinued operations, net of taxes	$(2,688)	$1,187	$(7,975)

     There was no negative operating margin related to the Company’s loss contracts classified as discontinued operations charged against the loss contract reserve during the year ended December 31, 2006. Approximately $6.7 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the Company’s loss contract reserve during each of the years ended December 31, 2005 and 2004.
8. Stock Split
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
9. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	December 31,
	2006	2005
Billed accounts receivable	$40,242	$46,735
Unbilled accounts receivable	40,375	53,563
Other accounts receivable	852	112

	81,469	100,410
Less: Allowances	(524)	(698)

	$80,945	$99,712

     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at each balance sheet date, due to provisions within the contracts governing the timing for billing such amounts.
     The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     Beginning in September 2005, management made a decision to temporarily suspend billings to SPP customers until certain findings of the Audit Committee’s internal investigation into matters at SPP had been reviewed by the Company. Primarily as a result of this decision, SPP had approximately $7.0 million in unbilled receivables at December 31, 2005. In February of 2006, SPP submitted invoices to its customers for these amounts. As of February 28, 2007, less than $0.1 million of these receivables remain outstanding.
     With respect to PHS accounts receivable, at December 31, 2006, the Company had approximately $1.7 million of billed receivables due from clients whose contracts terminated prior to January 1, 2006. Approximately $0.3 million of this amount is due from clients whose contracts expired prior to January 1, 2005. In addition to the billed receivables due from these former clients, the Company also has approximately $0.3 million of unbilled receivables related to these former clients which represent aggregate risk sharing receivable amounts which remain unbillable at December 31, 2006 based on stated contract terms. This unbilled receivable amount relates to one client whose contract expired prior to January 1, 2005. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At December 31, 2006, the Company is involved in a dispute with a current client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     At December 31, 2006, the Company is involved in a dispute with another current client over billed receivables totaling approximately $1.1 million. The Company has recorded no reserves related to this amount as it believes the risk of loss is not probable.
     PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). In addition to the amounts discussed above, as of December 31, 2006, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions described in Note 23, the Company believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on the Company’s ability to collect the outstanding receivable amount. For more information about the Baltimore County contract, see Note 23.
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
10. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2006	2005
Prepaid insurance	$6,295	$10,067
Prepaid cash deposits for professional liability claims losses	6,000	8,400
Prepaid performance bonds	134	115
Prepaid other	422	394

	$12,851	$18,976

11. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	December 31,		Estimated
	2006	2005	Useful Lives
Leasehold improvements	$1,230	$1,230	5 years
Equipment and furniture	10,986	9,657	5 years
Computer software	4,645	3,945	3-5 years
Medical equipment	2,334	2,231	5 years
Automobiles	60	38	5 years
Management information systems under development	102	59	—

	19,357	17,160

Less: Accumulated depreciation	(12,557)	(10,824)

	$6,800	$6,336

     Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $2.3 million, $2.2 million and $2.1 million, respectively.
12. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2006	2005
Deferred financing costs	$334	$251
Less: Accumulated amortization	(124)	(14)

	210	237
Estimated prepaid professional liability claims losses	1,382	5,892
Excess deposits for professional liability claims	2,369	3,864
Prepaid insurance	3,523	—
Other refundable deposits	56	75

	$7,540	$10,068

13. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	December 31,
	2006	2005
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(10,332)	(8,704)

	$5,538	$7,166

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,785)	(1,555)

	$615	$845

     Estimated aggregate amortization expense related to the above intangibles for the five years subsequent to December 31, 2006 are approximately $1.9 million, $1.9 million, $0.4 million, $0.2 million, and $0.2 million, respectively.

14. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Salaries and employee benefits	$17,926	$16,390
Professional liability claims	23,511	24,600
Accrued workers’ compensation claims	6,438	5,707
Other	10,300	13,482

	58,175	60,179
Less: Noncurrent portion of professional liability and workers compensation claims	(20,634)	(15,701)

	$37,541	$44,478

15. Banking Arrangements
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 and on October 31, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2006, the Company had borrowings outstanding under the Credit Agreement totaling $10.0 million and $16.2 million available for additional borrowing, based on the Company’s collateral base on that date, less a reserve against availability pending the Lenders’ review of the outcome of the Audit Committee’s internal investigation into matters at SPP of $5.0 million at December 31, 2006, and outstanding standby letters of credit.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $10.0 million to October 31, 2007 and $7.5 million from October 31, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP (as defined in the Credit Agreement) or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company’s interest rate at December 31, 2006 was 8.1%. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month, the reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agrement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 2.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a common requirement in commercial credit agreements, allows the Lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the mandatory lockbox agreements and the MAE clause. The Credit

Agreement does not expire or have a maturity date within one year. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.
     The Credit Agreement requires the Company to meet certain financial covenants related to minimum levels of earnings. At December 31, 2006, the Company was not in compliance with one of the covenant requirements and has obtained a waiver of the debt covenant from the Lender.
     The Company is dependent on the availability of borrowings pursuant to the Credit Agreement to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2007. Management believes that the Company can comply with the terms of the Credit Agreement and meet its expected obligations throughout 2007. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.
16. Income Taxes
     Significant components of the provision (benefit) for income taxes, related to continuing operations, included in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current income taxes:
Federal	$—	$—	$418
State	73	335	60

	73	335	478

Deferred income taxes:
Federal	474	1,919	(3,375)
State	(110)	274	(482)

	364	2,193	(3,857)

Income tax provision (benefit)	$437	$2,528	$(3,379)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets/(liabilities):
Accrued vacation	$969	$947
Bad debt allowance	213	284
Prepaid insurance	(916)	(1,164)
Self insurance reserves	862	2,326
Share-based compensation	1,575	—
Net operating loss carryforwards	6,085	4,575
Other	76	607

Net current deferred tax asset	8,864	7,575

Self insurance reserves	3,495	3,610
Depreciation	(345)	(470)
Amortization	(5,743)	(5,609)
Other	146	393
Net operating loss carryforwards	2,075	1,464

Net noncurrent deferred tax liability before valuation allowance	(372)	(612)
Valuation allowance	(176)	(264)

Net noncurrent deferred tax liability	(548)	(876)

Net deferred tax asset.	$8,316	$6,699

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical financial results, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” From December 31, 2001 to June 30, 2004, the Company maintained a 100% valuation allowance equal to the deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences.
     Based upon the Company’s results of operations since December 31, 2001, and its expected profitability in future years, the Company concluded, effective June 30, 2004, that it is more likely than not that substantially all of its net deferred tax assets will be realized. As a result, in accordance with SFAS No. 109, substantially all of the valuation allowance applied to such net deferred tax assets was reversed in the second quarter of 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit in the second quarter of 2004 totaling $6.6 million. This benefit represented the Company’s estimated realizable deferred tax assets, excluding those deferred tax assets that resulted from the exercise of employee stock options. The reversal of the valuation allowance that related to the Company’s estimated realizable deferred tax assets resulting from the exercises of employee stock options totaled $3.9 million and was recorded as a direct increase to additional paid-in capital in the stockholders’ equity portion of the Company’s consolidated balance sheet as of June 30, 2004. At December 31, 2006 and 2005, the Company’s valuation allowance of approximately $0.2 million and $0.3 million, respectively, represents management’s estimate of state net operating loss carryforwards which will expire unused.
     At December 31, 2006, the Company has federal and state net operating loss carryforwards of $17.5 million and $35.6 million, respectively, which expire at various dates through 2023. Included in current deferred tax assets at December 31, 2006 are federal and state net operating loss carryforwards that management estimates will be utilized in 2007.
     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income from continuing operations, is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal tax	35.0%	35.0%	35.0%
State income taxes	5.8	5.8	5.0
Permanent differences	(112.3)	2.9	1.0
Tax contingency reserves	—	—	3.3
Revision of prior year tax estimates	(134.0)	5.2	(0.5)
Revaluation of state net operating loss carryforwards	—	(5.9)	—
Other	(0.4)	(0.2)	(0.2)
Change in valuation allowance	34.5	1.5	(66.9)

Effective rate	(171.4)%	44.3%	(23.3%)

     At December 31, 2006 and 2005, the Company had tax contingency reserves totaling approximately $0.5 million, which are included in accrued expenses on the accompanying consolidated balance sheets.
17. Capital Structure
     On June 16, 2004, stockholders of the Company authorized a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock it is authorized to issue from 10,000,000 shares to 20,000,000. Currently, the Company has 2,000,000 authorized but unissued shares of preferred stock.
     On June 15, 2005, the Company issued 9,000 shares of restricted stock to its Board of Directors. On June 14, 2006 and September 6, 2006, the Company issued 44,500 shares and 6,000 shares, respectively, of restricted stock to its Board of Directors. The restricted shares were valued at the market value of the Company’s common stock on the date of grant and are being recognized as compensation expense over the restricted stock’s vesting period.

     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over an approximate two year period. See Note 20 for further information.
18. Share-Based Compensation
     The Company has several approved stock incentive plans for its eligible employees and outside directors. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB No. 25 as permitted by SFAS No. 123.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended December 31, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
     For the year ended December 31, 2006, the Company recognized total share-based compensation cost of $4.3 million which consisted of $0.4 million classified in healthcare expenses and $3.9 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. These amounts include restricted stock share-based compensation that was already being reflected in net income prior to the adoption of SFAS No. 123(R). For the year ended December 31, 2006, the Company also recognized a total income tax benefit in the consolidated statements of operations for share-based compensation arrangements of $1.5 million. The Company did not capitalize any share-based compensation cost.
     Income from continuing operations before income taxes, income from continuing operations and the net loss for the year ended December 31, 2006 were all negatively impacted as a result of adopting SFAS No. 123(R) by amounts totaling $4.2 million, $2.7 million and $2.7 million, respectively. The effect of adopting SFAS No. 123(R) on basic and diluted earnings per common share for the year ended December 31, 2006 was $0.25 per common share.
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
     The following table illustrates the effect on net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005 and 2004 (in thousands except per share data):

	Year ended	Year ended
	December 31, 2005	December 31, 2004
Income from continuing operations as reported	$3,178	$17,885
Add: Stock based compensation expense included in reported net income, net of taxes	54	19
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	(2,166)	(1,651)

Pro forma income from continuing operations	1,066	16,253
Income (loss) from discontinued operations, net of taxes	1,187	(7,975)

Pro forma net income attributable to common shares	$2,253	$8,278

As reported net income (loss) per common share — basic:
As reported income from continuing operations	$0.29	$1.67
As reported income (loss) from discontinued operations, net of taxes	0.11	(0.75)

As reported net income	$0.40	$0.92

	Year ended	Year ended
	December 31, 2005	December 31, 2004
Pro forma net income (loss) per common share — basic:
Pro forma income from continuing operations	$0.10	$1.52
Pro forma income (loss) from discontinued operations, net of taxes	0.11	(0.75)

Pro forma net income	$0.21	$0.77

As reported net income (loss) per common share — diluted:
As reported income from continuing operations	$0.29	$1.62
As reported income (loss) from discontinued operations, net of taxes	0.10	(0.72)

As reported net income	$0.39	$0.90

Pro forma net income (loss) per common share — diluted:
Pro forma income from continuing operations	$0.10	$1.47
Pro forma income (loss) from discontinued operations, net of taxes	0.10	(0.72)

Pro forma net income	$0.20	$0.75

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
     Effective June 16, 2004, stockholders of the Company approved the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (the “Amended Plan”) to attract and retain eligible employees and outside directors of the Company, to provide an incentive to eligible employees and outside directors to work to increase the value of the Company’s common stock and to provide eligible employees and outside directors with a stake in the future of the Company which corresponds to the stake of each stockholder. There are 2,439,000 shares of the Company’s common stock authorized under the Amended Plan. The exercise price of the options shall not be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the Committee determines at the time of grant, but no later than 10 years from the grant date. Additionally, the Amended Plan does not permit loans to eligible employees and outside directors for the purchase of common stock.
     In addition to the Incentive Plan and the Amended Plan, the Company has also granted options to certain members of executive management to purchase 352,500 shares of the Company’s common stock (the “Executive Plans”). The exercise price of these options equaled the fair market value of the Company’s common stock at the date of grant. The options expire 10 years from the date of grant.
     At December 31, 2006, there were 283,592 options available for future grants under the above plans.
     As of December 31, 2006, there were $4.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.66 years.

     For the years ended December 31, 2006, 2005 and 2004, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The following table shows the weighted average assumptions used to develop the fair value estimates:

	Year ended December 31,
	2006	2005	2004
Weighted average grant date fair value of options	$8.16	$12.99	$14.71

Assumptions:
Volatility	0.64	0.85	0.85
Interest rate	5.03%	3.96%	3.26%
Expected life (years)	4.66	4.51	4.02
Dividend yields	0.00%	0.00%	0.00%
     A summary of option activity and changes during the year ended December 31, 2006 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands)(1)
Outstanding, December 31, 2005	1,300,502	$16.82
Granted	329,000	14.49
Exercised	(171,592)	6.15
Canceled	(94,403)	18.86

Outstanding, December 31, 2006	1,363,507	$17.47	7.24	$2,303

Exercisable, December 31, 2006	781,272	$17.36	6.03	$1,870

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.
     The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1.3 million, $0.3 million and $2.3 million, respectively.
     Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $1.1 million, $0.9 million and $2.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0.5 million, $0.1 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Restricted Stock
     As part of the approved Board compensation program, each new Director (as defined by the Amended Plan) upon election to the Board, receives 10,000 restricted shares of the Company’s common stock issued pursuant to the Amended Plan. Additionally, each non-employee director receives 1,500 restricted shares of the Company’s common stock on an annual basis. Each new Director and each non-employee director shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the director’s right to such shares is forfeited. The shares granted to each new Director upon election to the Board of Directors become nonforfeitable in equal annual installments over four years beginning on the first anniversary of the date of grant. The shares granted annually to each non-employee director become nonforfeitable in equal annual installments over three years beginning on the first anniversary of the date of grant. The restricted shares are valued at the market value of the Company’s common stock on the date of grant and are recognized as compensation expense over the restricted stock’s vesting period.
     As of December 31, 2006, there were $0.7 million of total unrecognized compensation costs related to nonvested restricted stock that is expected to be recognized over a weighted average period of 3.16 years.

     A summary of the nonvested shares of restricted stock and activity during the year ended December 31, 2006 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2005	11,500	$20.82
Granted	50,500	14.16
Vested	(2,500)	21.02
Forfeited	(5,000)	21.02

Nonvested, December 31, 2006	54,500	$14.62

     For the years ended December 31, 2006, 2005 and 2004, the Company recognized restricted stock share-based compensation cost in selling, general and administrative expenses totaling approximately $0.1 million, $0.1 million and $32,000, respectively.
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
     At December 31, 2006, there were 353,210 shares available for future employee purchases under the above plan.
     The Company records compensation expense for the Employee Stock Purchase Plan based on the fair value of the employees’ purchase rights, which is estimated using a Black-Scholes option pricing model. The following table shows the weighted average assumptions used to develop the fair value estimates for the year ended December 31, 2006:

Year ended
December 31, 2006
Weighted average grant date fair value	$5.97

Assumptions:
Volatility	0.70
Interest rate	4.82%
Expected life (years)	0.50
Dividend yields	0.00%
     Employees purchased 13,843 and 15,623 shares for the first and second six-month periods of 2006, respectively. For the year ended December 31, 2006, the Company recognized share-based compensation cost related to the Employee Stock Purchase Plan in selling, general and administrative expenses totaling approximately $0.2 million.
19. Net Income Per Share
     Net income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”), for the three years in the period ended December 31, 2006 (in thousands, except share and per share amounts).

	Year Ended December 31,
	2006	2005	2004
Numerator:
Income (loss) from continuing operations	$(692)	$3,178	$17,885
Income (loss) from discontinued operations, net of taxes	(2,688)	1,187	(7,975)

Net income (loss)	$(3,380)	$4,365	$9,910

Denominator:
Denominator for basic net income per share — weighted average shares	10,511,395	10,823,602	10,721,138
Effect of dilutive securities:
Employee stock options	—	240,053	326,384

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	10,511,395	11,063,655	11,047,522

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.07)	$0.29	$1.67
Income (loss) from discontinued operations, net of taxes	(0.25)	0.11	(0.75)

Net income (loss)	$(0.32)	$0.40	$0.92

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.07)	$0.29	$1.62
Income (loss) from discontinued operations, net of taxes	(0.25)	0.10	(0.72)

Net income (loss)	$(0.32)	$0.39	$0.90

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Year Ended December 31,
	2006	2005	2004
Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,363,507	549,000	11,000

Weighted average exercise price of excluded options	$17.47	$22.51	$25.09

20. Share Repurchases
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over an approximate two-year period. Under the stock repurchase program, no shares shall be repurchased directly from officers or directors of the Company and the common stock repurchased shall be retired. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. During the year ended December 31, 2006, the Company repurchased and retired a total of 963,836 common shares at an aggregate cost of approximately $12.4 million. As of December 31, 2006, the Company has repurchased and retired a total of 1,112,936 common shares at an aggregate cost of approximately $15.3 million.
21. Other Employee Benefit Plan
     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2006, 2005 or 2004.

22. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims. Amounts accrued were $23.5 million and $24.6 million at December 31, 2006 and 2005, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2006 represent management’s best estimate of the amounts necessary to discharge the Company’s obligations.
23. Commitments and Contingencies
Operating Leases
     The Company leases office space and equipment under certain noncancelable operating leases.
     Future minimum annual lease payments at December 31, 2006 are as follows (in thousands):

Year Ending December 31:
2007	$1,416
2008	846
2009	244

$2,506

     Rental expense under operating leases was $2.9 million, $2.5 million and $2.6 million for the years ended December 31 2006, 2005 and 2004, respectively.
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
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. EMSA is vigorously defending the appeal. If EMSA is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. EMSA is appealing the underlying indemnity award against it. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (and increasing as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of December 31, 2006, the Company has no separate legal reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of December 31, 2006, the Company has no reserves associated with this proceeding. CHRS has filed an Appeal in the Florida Third District Court of Appeal. EMSA is vigorously defending the appeal. In the event both trial court rulings set forth above are overturned, the original verdict against EMSA could be reinstated. Alternatively, if the jury verdict is reversed on appeal and EMSA receives a new trial, EMSA could receive an adverse verdict at the conclusion of such new trial. Either such occurrence could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
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
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. PHS believes that it has viable affirmative defenses and cross claims as to this cause of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2006, the Company has no reserves associated with this proceeding.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, Plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleges that, pursuant to a contract between Plaintiff and PHS, Plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleges that PHS has failed to pay for such services. PHS has accrued for the costs associated with these services, net of customary adjustments made in the claims adjudication process (the “Accrued Amount”), which Accrued Amount PHS believes reflects the amount, if any, owed to the Plaintiff. However, irrespective of the aforementioned accrual, PHS believes it has amounts due from the Plaintiff that if recouped would offset substantially all of the Accrued Amount. Such amounts due are the result of the Plaintiff’s overbilling and PHS’ resulting overpayment for services unrelated to those that are the subject of the lawsuit. As a result, PHS believes that it has viable defenses and counterclaims as to this cause of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, Plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of at least $9,588 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount Plaintiff billed for his medical services. On September 22, 2006, the City of Philadelphia filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to Plaintiff’s complaint, which Answer included a crossclaim against the City of Philadelphia for contribution and indemnification. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations. As of December 31, 2006, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by Plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to the medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. CHS intends to defend itself vigorously, however, the proceedings are at a preliminary stage and the Company is unable to predict the ultimate outcome. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). The first lawsuit involves the term of PHS’ contract with the County. PHS contends that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing PHS’ contention and has asserted that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between (or the contract, if it is ultimately determined to be in effect by the court in the proceeding discussed above) the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the district court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the trial court. PHS plans to vigorously pursue its case with respect to this issue and feels that it has valid arguments in its favor. However, in the event PHS is not ultimately successful and the court determines that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse judgment could have a material adverse effect on the other two suits between the County and PHS (which are discussed below) and therefore on the Company’s financial position and its quarterly or annual results of operations.
     The second lawsuit revolves around the County’s actions on or about May 5, 2006, when it opened a new detention facility. PHS is of the opinion that this new facility increased the staffing and equipment required to service the County contract in a material fashion not contemplated by the initial contract. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this second lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, as a result of the termination discussed above and the County’s claims of default, as of December 31, 2006, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions could have a negative impact on PHS’ ability to collect the outstanding receivable amount.
     Each of the three suits is currently separate and distinct; however, the ultimate resolution of any of these suits could influence the ultimate outcome of the remaining suits. Should PHS be unsuccessful in any or all of these suits, such result could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
Matters Related to the Audit Committee Investigation and Shareholder Litigation
     As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that its Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in the recording of amounts due to SPP’s customers that were not charged in accordance with the terms of their respective contracts.
     SEC and United States Attorney Informal Inquiries. As previously reported, the Company contacted the SEC to inform it of the existence of the internal investigation conducted by the Audit Committee and the issues being investigated, and, since that time, the Company has cooperated with the SEC in an informal inquiry that it is conducting as well as with the Office of the U.S. Attorney for the Middle District of Tennessee in the informal inquiry it is conducting. Both the Audit Committee and the Company intend to continue to cooperate with those government entities.
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the Company expects briefing on the motion to be complete by May 2007.
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
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2006. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

Performance Bonds
     The Company is required under certain contracts to provide a performance bond. At December 31, 2006, the Company had outstanding performance bonds totaling $12.0 million. The performance bonds are renewed on an annual basis. The market for performance bonds was severely impacted by certain corporate failures in recent years and the events of September 11, 2001 and continues to be impacted by general economic conditions. Consequently, the sureties for the Company’s performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The Company has letters of credit in the amount of $5.0 million at December 31, 2006 that collateralize these performance bonds, reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.
24. Related Party Transaction
     On April 22, 2005, the Company entered into a consulting agreement with healthprojects, LLC, a company that is 100% owned by Richard D. Wright, the former Vice Chairman of Operations of the Company and a member of the Company’s Board of Directors. During 2005 the Company paid approximately $49,000 to healthprojects, LLC. The agreement was terminated as of September 1, 2005. No payments were made to related parties during the year ended December 31, 2006.
25. Major Customers
     The following is a summary of revenues from major customers, as compared to revenues from both continuing and discontinued operations combined (in thousands):

	Year Ended December 31,
	2006		2005		2004
	Revenue	Percent	Revenue	Percent	Revenue	Percent
New York City Department of Health and Mental Hygiene	$106,663	16.4%	$103,041	15.9%	$96,413	14.0%
Commonwealth of Pennsylvania Department of Corrections	68,530	10.5	67,819	10.4	63,480	9.2
26. Segment Data
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
     On February 28, 2007, the Company entered into a non-binding asset purchase proposal whereby it intends to sell certain assets of SPP to Maxor. See Note 28 for further information.

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Year ended December 31, 2006:
Healthcare revenues	$552,237	$80,784	$(63,612)	$569,409
Healthcare expenses	510,939	82,909	(63,612)	530,236

Gross margin	$41,298	$(2,125)	$—	$39,173

Depreciation and amortization expense	$3,378	$751	$—	$4,129

Year ended December 31, 2005:
Healthcare revenues	$504,680	$83,068	$(48,278)	$539,470
Healthcare expenses	472,466	82,188	(48,278)	506,376

Gross margin	$32,214	$880	$—	$33,094

Depreciation and amortization expense	$2,887	$1,071	$—	$3,958

Year ended December 31, 2004:
Healthcare revenues	$453,158	$85,585	$(43,278)	$495,465
Healthcare expenses	415,107	80,768	(43,278)	452,597

Gross margin	$38,051	$4,817	$—	$42,868

Depreciation and amortization expense	$2,797	$952	$—	$3,749

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of December 31, 2006:
Inventory	$4,238	$2,832	$7,070

Fixed assets, net	$4,634	$2,166	$6,800

Goodwill	$40,772	$—	$40,772

Total assets	$177,901	$6,830	$184,731

As of December 31, 2005:
Inventory	$3,944	$2,602	$6,546

Fixed assets, net	$3,670	$2,666	$6,336

Goodwill	$40,772	$3,041	$43,813

Total assets	$188,467	$16,770	$205,237

27. Quarterly Financial Data (Unaudited)
     As discussed further in Notes 2 and 7, the Company follows the guidance in SFAS No. 144, which requires that terminated or expired correctional healthcare service contracts be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period quarterly financial data has been reclassified.

     The following table is a summary of the Company’s unaudited quarterly statements of operations data for 2006 and 2005 (in thousands except per share data). Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$144,271	$137,086	$138,334	$149,718
Gross margin	9,351	10,100	9,444	10,278
Income (loss) from continuing operations	(959)	829	1,512	(2,074)
Loss from discontinued operations, net of taxes	(189)	(315)	(1,429)	(755)
Net income (loss)	(1,148)	514	83	(2,829)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	(0.09)	0.08	0.15	(0.21)
Loss from discontinued operations, net of taxes	(0.02)	(0.03)	(0.14)	(0.07)
Net income (loss)	(0.11)	0.05	0.01	(0.28)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	(0.09)	0.08	0.14	(0.21)
Loss from discontinued operations, net of taxes	(0.02)	(0.03)	(0.13)	(0.07)
Net income (loss)	(0.11)	0.05	0.01	(0.28)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$127,783	$134,322	$134,353	$143,012
Gross margin	11,057	10,920	3,972	7,145
Income (loss) from continuing operations	3,324	3,111	(1,781)	(1,476)
Income (loss) from discontinued operations, net of taxes	539	(272)	619	301
Net income (loss)	3,863	2,839	(1,162)	(1,175)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	0.31	0.29	(0.16)	(0.14)
Income (loss) from discontinued operations, net of taxes	0.05	(0.03)	0.05	0.03
Net income (loss)	0.36	0.26	(0.11)	(0.11)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	0.30	0.28	(0.16)	(0.14)
Income (loss) from discontinued operations, net of taxes	0.05	(0.02)	0.05	0.03
Net income (loss)	0.35	0.26	(0.11)	(0.11)
     See Note 4 for a discussion of the impairment of goodwill related to the Company’s pharmaceutical distribution services segment in the fourth quarter of 2006.
28. Subsequent Event
     On February 28, 2007, the Company entered into a non-binding asset purchase proposal whereby it intends to sell certain assets of SPP to Maxor. The Company and Maxor are in the process of negotiating a definitive asset purchase agreement providing for Maxor’s purchase at book value of certain assets of SPP at closing, including certain prepaid assets, inventory, information systems and other property and equipment. As part of the proposed transaction, Maxor and PHS will enter into a long-term supply contract pursuant to which Maxor will be the exclusive provider of pharmaceuticals and medical supplies to PHS (except where prohibited by contract or for the occasional use of local backup pharmacies). The Company and Maxor are currently targeting the closing of this transaction effective March 31, 2007. The final execution of a definitive asset purchase agreement, long-term supply contract and closing of the transaction is subject to final negotiations of the agreements, completion of due diligence and final approval of the respective companies’ boards of directors, among other things.

SCHEDULE II
AMERICA SERVICE GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
December 31, 2006
Allowance for doubtful accounts	$698	$419	$(593)	$524
December 31, 2005
Allowance for doubtful accounts	162	1,209	(673)	698
December 31, 2004
Allowance for doubtful accounts	1,272	1,192	(2,302)	162