Form 10-Q
period 2007-03-31
AMERICA SERVICE GROUP INC /DE
filed 2007-05-08
CIK 877476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 9,553,410 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2007.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,898	$13,736
Accounts receivable, net of allowance for doubtful accounts of $548 and $524, respectively	76,257	80,945
Inventories	5,984	7,070
Prepaid expenses and other current assets	13,295	12,851
Current deferred tax assets	9,427	8,864

Total current assets	112,861	123,466
Property and equipment, net	7,011	6,800
Goodwill, net	40,772	40,772
Contracts, net	5,131	5,538
Other intangibles, net	557	615
Other assets	7,323	7,540

Total assets	$173,655	$184,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,505	$26,809
Accrued medical claims liability	28,748	31,005
Accrued expenses	38,247	37,541
Deferred revenue	10,730	11,740
Revolving credit facility	10,000	10,000

Total current liabilities	110,230	117,095
Noncurrent portion of accrued expenses	19,597	20,634
Noncurrent deferred tax liabilities	2,030	548

Total liabilities	131,857	138,277

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2007 and December 31, 2006; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at March 31, 2007 and December 31, 2006; 9,553,410 and 10,049,587 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	95	100
Additional paid-in capital	41,086	47,597
Retained earnings (deficit)	617	(1,243)

Total stockholders’ equity	41,798	46,454

Total liabilities and stockholders’ equity	$173,655	$184,731

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2006 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended
	March 31,
	2007	2006
Healthcare revenues	$145,655	$141,945
Healthcare expenses	134,188	133,131

Gross margin	11,467	8,814
Selling, general and administrative expenses	7,330	5,912
Audit Committee investigation and related expenses	14	3,569
Depreciation and amortization	1,051	973

Income (loss) from operations	3,072	(1,640)
Interest, net	362	513

Income (loss) from continuing operations before income tax provision (benefit)	2,710	(2,153)
Income tax provision (benefit)	1,116	(873)

Income (loss) from continuing operations	1,594	(1,280)
Income (loss) from discontinued operations, net of taxes	(234)	132

Net income (loss)	$1,360	$(1,148)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.16	$(0.12)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01

Net income (loss)	$0.14	$(0.11)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.16	$(0.12)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01

Net income (loss)	$0.14	$(0.11)

Weighted average common shares outstanding:
Basic	9,945,304	10,766,181

Diluted	10,032,668	10,766,181

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Quarter ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,360	$(1,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,052	985
Loss on retirement of fixed assets	22	3
Finance cost amortization	29	24
Deferred income taxes	919	(796)
Share-based compensation expense	1,173	1,047
Excess tax benefits from share-based compensation expense	—	(374)
Changes in operating assets and liabilities:
Accounts receivable, net	4,688	2,205
Inventories	1,086	(1,526)
Prepaid expenses and other current assets	(444)	(824)
Other assets	192	704
Accounts payable	(4,304)	6,271
Accrued medical claims liability	(2,257)	4,595
Accrued expenses	169	4,293
Deferred revenue	(1,010)	282

Net cash provided by operating activities	2,675	15,741

Cash flows from investing activities:
Capital expenditures, net	(824)	(654)

Net cash used in investing activities	(824)	(654)

Cash flows from financing activities:
Share repurchases	(7,887)	—
Reduction in restricted cash used to collateralize letters of credit	—	11
Excess tax benefits from share-based compensation expense	—	374
Issuance of common stock, net	198	215
Exercise of stock options	—	406

Net cash provided by (used in) financing activities	(7,689)	1,006

Net increase (decrease) in cash and cash equivalents	(5,838)	16,093
Cash and cash equivalents at beginning of period	13,736	—

Cash and cash equivalents at end of period	$7,898	$16,093

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of March 31, 2007 and for the quarters ended March 31, 2007 and 2006 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements except for the implementation of Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) which was adopted January 1, 2007. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”).
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s estimate of refunds due to customers as a result of the investigation performed by the Audit Committee of its Board of Directors (the “Audit Committee”) into certain matters related to its subsidiary, Secure Pharmacy Plus, LLC (“SPP”), accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, reductions in revenue for contractual allowances, allowance for doubtful accounts, legal contingencies, employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured and share-based compensation. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
2. Description of Business
     The Company provides and/or administers managed healthcare services to correctional facilities under contracts with state and local governments and certain private entities. In addition to providing and/or administering managed healthcare services, the Company, prior to May 1, 2007, also provided pharmaceutical distribution services through one of its operating subsidiaries, SPP (see Note 22).
3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to its subsidiary, SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers that were not charged by SPP in accordance with the terms of their respective contracts, including Prison Health Services, Inc. (“PHS”). In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of March 31, 2007, the Company has paid approximately $3.1 million of these refunds to customers plus associated interest and tendered the remaining amounts for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties are owed to these customers.
4. Recently Issued Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. For further information regarding the adoption of FIN 48, see Note 15.
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
5. Share-Based Compensation
     The Company has several approved stock incentive plans for its eligible employees and outside directors. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). For the three months ended March 31, 2007 and 2006, the Company recognized share-based compensation costs of $1.2 million and $1.0 million, respectively.
     No options were issued during the three months ended March 31, 2007. For the three months ended March 31, 2006, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The following table shows the weighted average assumptions used to develop the fair value estimates:

2006
Volatility	0.78
Interest rate	4-5%
Expected life (years)	4.75
Dividend yields	0.0%

     A summary of option activity and changes during the three months ended March 31, 2007 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2006	1,363,507	$17.47
Granted	—	—
Exercised	—	—
Canceled	(2,666)	22.35

Outstanding, March 31, 2007	1,360,841	$17.46	6.99	$2,758

Exercisable, March 31, 2007	785,606	$17.25	5.82	$2,140

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the grant price of in-the-money options.
     The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $9.17.
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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended
	March 31,
	2007	2006
Healthcare revenues	$798	$25,618
Healthcare expenses	1,192	25,379

Gross margin	(394)	239
Depreciation and amortization	1	12
Interest, net	—	10

Income (loss) from discontinued operations before taxes	(395)	217
Income tax provision (benefit)	(161)	85

Income (loss) from discontinued operations, net of taxes	$(234)	$132

7. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Billed accounts receivable	$42,306	$40,242
Unbilled accounts receivable	33,290	40,375
Other accounts receivable	1,209	852

	76,805	81,469
Less: Allowances for doubtful accounts	(548)	(524)

	$76,257	$80,945

          Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at each balance sheet date, due to provisions within the contracts governing the timing for billing such amounts.
     The Company’s more significantly aged receivable balances, net of reserves, are discussed below.

     At March 31, 2007, the Company had approximately $1.7 million of billed receivables due from clients whose contracts terminated prior to January 1, 2006. Approximately $0.3 million of this amount is due from clients whose contracts expired prior to January 1, 2005. In addition to the billed receivables due from these former clients, the Company also has approximately $0.3 million of unbilled receivables related to these former clients which represent aggregate risk sharing receivable amounts which remain unbillable at March 31, 2007 based on stated contract terms. This unbilled receivable amount relates to one client whose contract expired prior to January 1, 2005. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At March 31, 2007, the Company is involved in a dispute with a current client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     At March 31, 2007, the Company is involved in a dispute with another current client over billed receivables totaling approximately $1.1 million. The Company has recorded no reserves related to this amount as it believes the risk of loss is not probable.
     As discussed more fully in Note 17, PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). In addition to the amounts discussed above, as of March 31, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the contract with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions described in Note 17, the Company believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on the Company’s ability to collect the outstanding receivable amount. For more information about the Baltimore County contract and related litigation, see Note 17.
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of uncollectibility of these receivables which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matters discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.

8. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Prepaid insurance	$7,006	$6,295
Prepaid cash deposits for professional liability claims losses	5,500	6,000
Prepaid performance bonds	110	134
Prepaid other	679	422

	$13,295	$12,851

9. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	March 31,	December 31,	Estimated
	2007	2006	Useful Lives
Leasehold improvements	$1,230	$1,230	5 years
Equipment and furniture	11,319	10,986	5 years
Computer software	5,002	4,645	3-5 years
Medical equipment	2,368	2,334	5 years
Automobiles	63	60	5 years
Management information systems under development	113	102	—

	20,095	19,357
Less: Accumulated depreciation	(13,084)	(12,557)

	$7,011	$6,800

     Depreciation expense for the quarters ended March 31, 2007 and 2006 was approximately $0.6 million and $0.5 million, respectively.
10. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Deferred financing costs	$334	$334
Less: Accumulated amortization	(153)	(124)

	181	210
Estimated professional liability claims losses	1,326	1,382
Excess deposits for professional liability claims	2,236	2,369
Prepaid insurance	3,523	3,523
Other refundable deposits	57	56

	$7,323	$7,540

11. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(10,739)	(10,332)

	$5,131	$5,538

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,843)	(1,785)

	$557	$615

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2007 is $1.4 million and for each of the next four years is $1.9 million, $0.4 million, $0.2 million and $0.2 million, respectively.
12. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Salaries and employee benefits	$20,345	$17,926
Professional liability claims	22,874	23,511
Accrued workers’ compensation claims	6,334	6,438
Other	8,291	10,300

	57,844	58,175

Less: Noncurrent portion of professional liability and workers compensation claims	(19,597)	(20,634)

	$38,247	$37,541

13. Reserve for Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its fixed price contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At March 31, 2007 and December 31, 2006, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
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
14. Banking Arrangements
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 and on October 31, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2007, the Company had borrowings outstanding under the Credit Agreement totaling $10.0 million and $8.4 million available for additional borrowing, based on the Company’s collateral base on that date, less outstanding standby letters of credit ($9.0 million at March 31, 2007) and a $5.0 million reserve against availability pending the Lenders’ review of the outcome of the Audit Committee’s internal investigation into matters at SPP. Effective April 24, 2007, the Lender released its $5.0 million reserve against availability.

     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $10.0 million until October 31, 2007 and $7.5 million from October 31, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less, a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP (which reserve, as defined in the Credit Agreement, was released effective April 24, 2007) plus any additional amounts that Lender may advance, in its sole discretion, to achieve the Minimum Borrowing Balance, or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR rate plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Revolver for the month, a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP (which reserve was released effective April 24, 2007) and the balance of any outstanding letters of credit.
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
     The Credit Agreement requires the Company to meet certain financial covenants related to minimum levels of earnings. At January 31, 2007, the Company was not in compliance with one of the covenant requirements and obtained a waiver of the debt covenant from the Lender. At March 31, 2007, the Company was in compliance with the covenant requirements.
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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At March 31, 2007, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter ended March 31, 2007 is 41.3%.
     As previously stated, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return. Prior to adoption of FIN 48, the Company had a tax contingency accrual totaling $0.5 million reflected as a component of accrued liabilities. However, as a result of this review and the adoption of FIN 48 effective January 1, 2007, the Company decreased its tax contingency accrual by $0.5 million and increased retained earnings by a corresponding amount.
     The Company’s tax contingency accruals are reviewed quarterly and can be adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations.
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at March 31, 2007, there is no accrued interest and penalties included in income tax expense for the quarter ended March 31, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2006. Additionally, open tax years related to state jurisdictions remain subject to examination but are not considered material.
16. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims. Amounts accrued were $22.9 and $23.5 million at March 31, 2007 and December 31, 2006, respectively, and are included in accrued expenses and the non-current portion of accrued expenses on the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the quarters ended March 31, 2007 and 2006, the Company recorded increases of approximately $2.2 million and $0.5 million, respectively, related to its prior years claims reserves as a result of adverse developments on individual claims or matters. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at

March 31, 2007 represent management’s best estimate of the amounts necessary to discharge the Company’s self insured professional and general liabilities.
17. Commitments and Contingencies
Catastrophic Limits
     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for AIDS or AIDS-related illnesses. Certain of the Company’s contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, AIDS-related illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For certain of its contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $300,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lessor of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. EMSA is vigorously defending the appeal. If EMSA is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. EMSA is appealing the underlying indemnity award against it. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (which amount increases as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of March 31, 2007, the Company has no separate legal reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of March 31, 2007, the Company has no reserves associated with this proceeding. In a subsequent development, on May 2, 2007, the Third District Court of Appeal for the State of Florida affirmed the judgments of the Circuit Court for Miami-Dade County in EMSA’s favor. As of May 4, 2007, the Company has no knowledge of any petition by CHRS for certiorari to the Florida Supreme Court.
     In addition, the Company has filed suit against Caremark Rx, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the trial court has stayed all proceedings until final resolution of the above referenced CHRS matter is reached. Given the aforementioned ruling by the District Court of Appeal, the Company anticipates attempting to have the stay removed in this proceeding with respect to costs incurred in the CHRS matter. However, the Company does not know whether it will prevail against Caremark.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of March 31, 2007, the Company has no reserves associated with this proceeding.
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
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, Plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of at least $9,588 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount Plaintiff billed for his medical services. On September 22, 2006, the City of Philadelphia filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to Plaintiff’s complaint, which Answer included a crossclaim against the City of Philadelphia for contribution and indemnification. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations. As of March 31, 2007, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, Correctional Health Services, LLC (“CHS”), was served with a lawsuit by Plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to the medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. CHS intends to defend itself vigorously, however, the proceedings are at a preliminary stage and the Company is unable to predict the ultimate outcome. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). The first lawsuit involves the term of PHS’ contract with the County. PHS contends that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing PHS’ contention and has asserted that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship (or the contract, if it is ultimately determined to be in effect by the court in the proceeding discussed above) between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the district court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 – an issue not originally decided by the trial court. PHS plans to vigorously pursue its case with respect to this issue and feels that it has valid arguments in its favor. However, in the event PHS is not ultimately successful and the court determines that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse judgment could have a material adverse effect on the other two suits between the County and PHS (which are discussed below) and therefore on the Company’s financial position and its quarterly or annual results of operations.
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
     Finally, as a result of the termination discussed above and the County’s claims of default, as of March 31, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions could have a negative impact on PHS’ ability to collect the outstanding receivable amount.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the Company expects briefing on the motion to be complete by May 2007.
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
Other Matters
     The Company’s business ordinarily results in labor and employment related claims and matters and in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at

March 31, 2007. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At March 31, 2007, the Company had outstanding performance bonds totaling approximately $11.8 million. These performance bonds are collateralized by letters of credit totaling $5.0 million.
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
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters ended March 31, 2007 and 2006 (in thousands, except share and per share amounts).

	Quarter ended
	March 31,
	2007	2006
Numerator:
Income (loss) from continuing operations	$1,594	$(1,280)
Income (loss) from discontinued operations, net of taxes	(234)	132

Numerator for basic and diluted net income (loss) per share	$1,360	$(1,148)

Denominator:
Denominator for basic net income per share — weighted average shares	9,945,304	10,766,181
Effect of dilutive securities:
Employee stock options	87,364	—

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	10,032,668	10,766,181

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.16	$(0.12)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01

Net income (loss)	$0.14	$(0.11)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.16	$(0.12)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01

Net income (loss)	$0.14	$(0.11)

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended
	March 31,
	2007	2006
Options excluded from computation of diluted income per share as effect would be anti-dilutive	973,219	1,237,239

Weighted average exercise price of excluded options	$20.08	$17.72

19. Comprehensive Income
     For the quarters ended March 31, 2007 and 2006, the Company’s comprehensive income (loss) was equal to net income (loss).
20. Segment Data
     The Company had two reportable segments at March 31, 2007: correctional healthcare services and pharmaceutical distribution services. The correctional healthcare services segment contracts with state, county and local governmental agencies to provide healthcare services to inmates of prisons and jails. The pharmaceutical distribution services segment contracted with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. The accounting policies of the segments are the same. The Company evaluates segment performance based on each segment’s gross margin without allocation of corporate selling, general and administrative expenses, interest expense or income tax provision (benefit).
     On May 3, 2007, SPP closed on the sale, at net book value, of certain of its assets, to Maxor National Pharmacy Services Corporation (“Maxor”). For more information, see Note 22.
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended March 31, 2007:
Healthcare revenues	$142,969	$14,405	$(11,719)	$145,655
Healthcare expenses	131,275	14,632	(11,719)	134,188

Gross margin	$11,694	$(227)	$—	$11,467

Depreciation and amortization expense	$868	$183	$—	$1,051

Quarter ended March 31, 2006:
Healthcare revenues	$136,146	$20,334	$(14,535)	$141,945
Healthcare expenses	126,332	21,334	(14,535)	133,131

Gross margin	$9,814	$(1,000)	$—	$8,814

Depreciation and amortization expense	$784	$189	$—	$973

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of March 31, 2007:
Inventories	$3,961	$2,023	$5,984

Property and equipment, net	$4,994	$2,017	$7,011

Goodwill, net	$40,772	$—	$40,772

Total assets	$167,783	$5,872	$173,655

As of December 31, 2006:
Inventories	$4,238	$2,832	$7,070

Property and equipment, net	$4,634	$2,166	$6,800

Goodwill, net	$40,772	$—	$40,772

Total assets	$177,901	$6,830	$184,731

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

During the quarter ended March 31, 2007, the Company repurchased and retired a total of 511,800 common shares at an aggregate cost of approximately $7.9 million. As of March 31, 2007, the Company has repurchased and retired a total of 1,624,736 common shares at an aggregate cost of approximately $23.2 million.
22. Subsequent Event
     On April 12, 2007, SPP entered into an asset purchase agreement with Maxor for the sale, at net book value, of certain of its assets (the “Transaction”). The closing of the Transaction occurred on May 3, 2007, with an effective date as of April 30, 2007. The net book value of the assets included in the Transaction was approximately $3.8 million as of April 30, 2007, which consisted of approximately $1.9 million in inventory and approximately $2.0 million in fixed assets, offset by approximately $0.1 million of liabilities for accrued vacation assumed by Maxor. Additionally, as a condition to the closing of the Transaction, Maxor and PHS entered into a long-term pharmacy services agreement (the “Services Agreement”), pursuant to which Maxor became the provider of pharmaceuticals and medical supplies to PHS. The Services Agreement commenced effective May 1, 2007 and will remain in effect until October 31, 2014 (unless terminated earlier in accordance with the terms of the Services Agreement). During the term of the Services Agreement, PHS will utilize Maxor on an exclusive basis to provide pharmaceuticals and medical and surgical supplies to PHS, except in certain specified situations, including when a PHS client elects or requires PHS to utilize another pharmacy services provider.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and, prior to May 1, 2007, was also a distributor of pharmaceuticals and medical supplies (see section titled “Recent Development” below). As of April 1, 2007, the Company provided and/or administered managed healthcare and/or pharmaceutical distribution services under 90 contracts to approximately 176,000 inmates at over 280 sites in 38 states.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans but actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include, among other things, the following:
•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee or the previous restatement of the Company’s financial results;

•	the risks arising from shareholder litigation as a result of the matters investigated by the Audit Committee or the previous restatement of the Company’s financial results;

•	risks associated with the possibility that the Company may be unable to satisfy covenants, or obtain a waiver, amendment or other curative document, in the event it is unable to satisfy covenants, under its credit facility;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity regarding the Company’s business;

•	the Company’s ability to comply with government regulations and/or orders of judicial authorities;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to execute its expansion strategies;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	risks arising from the possibility that the acquirer of certain assets of Secure Pharmacy Plus cannot provide pharmaceuticals or related services at either a cost or service level sufficient to allow the Company to meet its contractual obligations with its customers without negatively impacting financial performance;

•	the Company’s dependence on key management and clinical personnel; and

•	the Company’s determination whether and/or ability to continue to repurchase shares under the stock repurchase program.
     In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report under the heading “Item 1A. Risk Factors.” Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Recent Development
     On April 12, 2007, SPP entered into an asset purchase agreement with Maxor National Pharmacy Services Corporation (“Maxor”) for the sale, at net book value, of certain of its assets (the “Transaction”). The closing of the Transaction occurred on May 3, 2007, with an effective date as of April 30, 2007. The net book value of the assets included in the Transaction was approximately $3.8 million as of April 30, 2007, which consisted of approximately $1.9 in inventory and approximately $2.0 million in fixed assets, offset by approximately $0.1 million of liabilities for accrued vacation assumed by Maxor. Additionally, as a condition to the closing of the Transaction, Maxor and PHS entered into a long-term pharmacy services agreement (the “Services Agreement”), pursuant to which Maxor became the provider of pharmaceuticals and medical supplies to PHS. The Services Agreement commenced effective May 1, 2007 and will remain in effect until October 31, 2014 (unless terminated earlier in accordance with the terms of the Services Agreement). During the term of the Services Agreement, PHS will utilize Maxor on an exclusive basis to provide pharmaceuticals and medical and surgical supplies to PHS, except in certain specified situations, including when a PHS client elects or requires PHS to utilize another pharmacy services provider.

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
     At March 31, 2007, the Company had approximately $1.7 million of billed receivables due from clients whose contracts terminated prior to January 1, 2006. Approximately $0.3 million of this amount is due from clients whose contracts expired prior to January 1, 2005. In addition to the billed receivables due from these former clients, the Company also has approximately $0.3 million of unbilled receivables related to these former clients which represent aggregate risk sharing receivable amounts which remain unbillable at March 31, 2007 based on stated contract terms. This unbilled receivable amount relates to one client whose contract expired prior to January 1, 2005. The Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts. However, due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At March 31, 2007, the Company is involved in a dispute with a current client where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract.
     At March 31, 2007, the Company is involved in a dispute with another current client over billed receivables totaling approximately $1.1 million. The Company has recorded no reserves related to this amount as it believes the risk of loss is not probable.
     As discussed more fully in Part II – Item 1. “Legal Proceedings,” PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). In addition to the amounts discussed above, as of March 31, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the contract with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions described in Part II – Item 1. “Legal Proceedings,” the Company believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on the Company’s ability to collect the outstanding receivable amount. For more information about the Baltimore County contract and related litigation, see Part II – Item 1. “Legal Proceedings.”
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of uncollectibility of these receivables which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.

     Changes in circumstances related to the matters discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its fixed price contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At March 31, 2007 and December 31, 2006, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006, the Company is effectively self-insured resulting from the use of adjustable premium policies. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 30 months. The Company’s ultimate premium for its 2002 through 2006 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through a claims made policy subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration internal and external counsel evaluations of the merits of the individual claims, analysis of claim history, the estimated reserves recommended by the Company’s third-party administrator, independent actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
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
     At March 31, 2007, the Company’s reserves for medical malpractice claims totaled $22.9 million including an estimate for incurred but not reported medical malpractice claims. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the quarters ended March 31, 2007 and 2006, the Company recorded increases of approximately $2.2 million and $0.5 million, respectively, related to its prior year claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At March 31, 2007, the Company has approximately $8.0 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.3 million of this amount is related to workers’ compensation claims, of which approximately $3.5 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claims history and the estimated reserves assigned by the Company’s third-party administrator. On an annual basis, the Company obtains an independent actuarial analysis to further support the appropriateness of the workers’ compensation reserve. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
Legal Contingencies
     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. When estimable, the Company accrues an estimate of the probable costs for the resolution of these claims. Such estimates are developed in consultation with outside counsel handling the Company’s defense in these matters and are based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe any of these current proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation. See discussion of certain outstanding legal matters in Part II – Item 1. “Legal Proceedings.”
Impairment of Intangible Assets and Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2006. Based on the results of this annual review, management determined that goodwill related to its pharmaceutical distribution services segment was impaired. Accordingly, the Company recorded a non-cash impairment charge of $3.0 million during the fourth quarter of 2006. No other indication of goodwill impairment was identified. However, future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill related to its correctional healthcare services segment is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
     The Company’s other identifiable intangible assets, such as customer contracts acquired in acquisitions and covenants not to compete are amortized on the straight-line method over their estimated useful lives. The Company also assesses the impairment of its other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At March 31, 2007, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter ended March 31, 2007 is 41.3%.
     As previously stated, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return. Prior to adoption of FIN 48, the Company had a tax contingency accrual totaling $0.5 million reflected as a component of accrued liabilities. However, as a result of this review and the adoption of FIN 48 effective January 1, 2007, the Company decreased its tax contingency accrual by $0.5 million and increased retained earnings by a corresponding amount.
     The Company’s tax contingency accruals are reviewed quarterly and can be adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations.
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at March 31, 2007, there is no accrued interest and penalties included in income tax expense for the quarter ended March 31, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the IRS for calendar years 2003 through 2006. Additionally, open tax years related to state jurisdictions remain subject to examination but are not considered material.
Share-Based Compensation
     In accordance with SFAS No. 123(R), the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the condensed consolidated statements of operations.

	Quarter ended
	March 31,
Percentage of Healthcare Revenues	2007	2006
Healthcare revenues	100.0%	100.0%
Healthcare expenses	92.1	93.8

Gross margin	7.9	6.2
Selling, general and administrative expenses	5.0	4.2
Audit Committee investigation and related expenses	—	2.5
Depreciation and amortization	0.8	0.7

Income (loss) from operations	2.1	(1.2)
Interest, net	0.2	0.3

Income (loss) from continuing operations before income tax provision (benefit)	1.9	(1.5)
Income tax provision (benefit)	0.8	(0.6)

Income (loss) from continuing operations	1.1	(0.9)
Income (loss) from discontinued operations, net of taxes	(0.2)	0.1

Net income (loss)	0.9%	(0.8)%

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006
     Healthcare revenues. Healthcare revenues for the quarter ended March 31, 2007 increased $3.7 million, or 2.6%, from $141.9 million for the quarter ended March 31, 2006 to $145.7 million for the quarter ended March 31, 2007. Healthcare revenues in 2007 included $2.4 million of revenue growth resulting from correctional healthcare services contracts added in 2006 and 2007 through marketing activities. Correctional healthcare services contracts in place at December 31, 2005 and continuing beyond March 31, 2007 experienced revenue growth of 3.3% consisting of additional revenue of $4.4 million during the first quarter of 2007 as the result of increases from contract renegotiations and automatic price increases. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.1 million primarily due to the loss of a distribution customer in June 2006. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended March 31, 2007 increased $1.1 million, or 0.8%, from $133.1 million for the quarter ended March 31, 2006 to $134.2 million for the quarter ended March 31, 2007. Expenses related to new correctional healthcare services contracts added in 2006 and 2007 through marketing activities accounted for $2.2 million of the increase. Correctional healthcare services contracts in place at December 31, 2005 and continuing beyond March 31, 2007 experienced an increase of $2.8 million during the first quarter of 2007 as a result of increases in the levels of staff and staff compensation, increases in off-site medical services and insurance costs. SPP pharmaceutical distribution expense decreased $3.9 million as a result of the decrease in SPP pharmaceutical distribution revenue.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $7.3 million, or 5.0% of healthcare revenues, for the quarter ended March 31, 2007 as compared to $5.9 million, or 4.2% of healthcare revenues, for the quarter ended March 31, 2006. The increase in selling, general and administrative expenses in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily the result of increases in the Company’s infrastructure in areas such as clinical information technology applications.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $14,000, for the quarter ended March 31, 2007 as compared to $3.6 million, for the quarter ended March 31, 2006. The Audit Committee investigation and related expenses incurred in the quarter ended March 31, 2007 related to the legal costs of processing customer refunds and the costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. The Audit Committee investigation and related expenses incurred in the quarter ended March 31, 2006 related primarily to ongoing investigations. See Part II – Item 1. “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense for the quarter ended March 31, 2007 was $1.1 million, compared to $1.0 million for the quarter ended March 31, 2006.

     Interest, net. Net interest expense decreased to $0.4 million, or 0.2% of healthcare revenues, for the quarter ended March 31, 2007 from $0.5 million, or 0.3% of healthcare revenues, for the quarter ended March 31, 2006. This decrease is primarily the result of a decrease in average borrowings outstanding.
     Income tax provision (benefit). The income tax provision for the quarter ended March 31, 2007 was $1.1 million as compared with an income tax benefit of $0.9 million for the quarter ended March 31, 2006 as a result of an increase in income from continuing operations before income tax provision (benefit) due to the factors discussed above.
     Income (loss) from continuing operations. Income from continuing operations for the quarter ended March 31, 2007 was $1.6 million, as compared with a loss from continuing operations of $1.3 million for the quarter ended March 31, 2006 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended March 31, 2007 was $0.2 million as compared with income from discontinued operations of $0.1 million for the quarter ended March 31, 2006. Income (loss) from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income (loss). Net income for the quarter ended March 31, 2007 was $1.4 million as compared with a net loss of $1.1 million for the quarter ended March 31, 2006 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $2.6 million at March 31, 2007 compared to $6.4 million at December 31, 2006. Days sales outstanding in accounts receivable were 47 at March 31, 2007 while accounts payable days outstanding at March 31, 2007 were 35 and accrued medical claims liability days outstanding at March 31, 2007 were 103. Days sales outstanding in accounts receivable were 46 at December 31, 2006 while accounts payable days outstanding at December 31, 2006 were 34 and accrued medical claims liability days outstanding at December 31, 2006 were 88.
     The Company had net income of $1.4 million for the quarter ended March 31, 2007 compared to a net loss of $1.1 million for the quarter ended March 31, 2006. The Company had stockholders’ equity of $41.8 million and $46.5 million at March 31, 2007 and December 31, 2006, respectively. The Company had cash and cash equivalents of $7.9 million at March 31, 2007 compared to $13.7 million at December 31, 2006.
     Cash flows from operating activities represent the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the quarter ended March 31, 2007 were $2.7 million, a decrease of $13.0 million from cash flows provided by operations for the quarter ended March 31, 2006 of $15.7 million. The decrease was primarily due to a decrease of $4.3 million in accounts payable in the quarter ended March 31, 2007 as compared with an increase in accounts payable of $6.3 million in the quarter ended March 31, 2006.

     Cash flows used in investing activities were $0.8 million and $0.7 million for the quarters ended March 31, 2007 and 2006, respectively. These amounts represent purchases of property and equipment, which were financed through working capital.
     Cash flows used in financing activities during the quarter ended March 31, 2007 were $7.7 million which represent share repurchases of $7.9 million, offset by the issuance of common stock under the Company’s employee stock purchase plan. Cash flows provided by financing activities during the quarter ended March 31, 2006 were $1.0 million which represent excess tax benefits from share-based compensation arrangements and cash receipts resulting from option exercises and issuance of common stock under the Company’s employee stock purchase plan.
     Credit Facility
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 and on October 31, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2007, the Company had borrowings outstanding under the Credit Agreement totaling $10.0 million and $8.4 million available for additional borrowing, based on the Company’s collateral base on that date, less outstanding standby letters of credit ($9.0 million at March 31, 2007) and a $5.0 million reserve against availability pending the Lenders’ review of the outcome of the Audit Committee’s internal investigation into matters at SPP. Effective April 24, 2007, the Lender released its $5.0 million reserve against availability.
     Under the terms of the Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $10.0 million until October 31, 2007 and $7.5 million from October 31, 2007 to October 31, 2008.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables less a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP (which reserve, as defined in the Credit Agreement, was released effective April 24, 2007) or (2) $50.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2.75% if the Company’s trailing twelve month EBITDA is less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA is greater than $40.0 million. The Company is also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month, a reserve against availability pending the Lenders’ review of the outcome of the Company’s internal investigation into matters at SPP (which reserve was released effective April 24, 2007) and the balance of any outstanding letters of credit.
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
     The Credit Agreement requires the Company to achieve a minimum level of EBITDA of $3.0 million on a rolling three-month measurement period. The Credit Facility defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and any charges arising out of the Audit Committee’s internal investigation into matters at SPP, minus gains on asset sales outside the normal course of business, non-recurring gains, and utilization of the Company’s loss contract reserve. At January 31, 2007, the Company was not in compliance with this covenant requirement and obtained a waiver of the debt covenant from the Lender.
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
     At March 31, 2007, the Company was in compliance with the covenant requirements.
     Other Financing Transactions
     At March 31, 2007, the Company had standby letters of credit outstanding totaling $9.0 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.
     Contractual Obligations and Commercial Commitments
     As of March 31, 2007, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$973	$1,014	$—	$—
Revolving credit facility	10,000	—	—	—
Workers compensation claims	2,915	2,968	555	—
Professional and general liability claims	3,277	11,888	5,169	2,540

Total	$17,165	$15,870	$5,724	$2,540

     At March 31, 2007, the Company was contingently liable for $11.8 million of performance bonds. The performance bonds are collateralized by $5.0 million of the standby letters of credit discussed above.
     Off-Balance Sheet Transactions
     As of March 31, 2007 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
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
     Stock Repurchase Program
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over an approximate two-year period. The timing, prices and size of purchases will depend on the prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash generated from operations and also from funds on hand, including amounts available under the Company’s credit facility. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. Further information about the Company’s stock repurchase program is set forth in Part II – Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
     Recently Issued Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. For further information regarding the adoption of FIN 48, see Part II – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes.”
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have had no material effect on interest expense paid under the CapitalSource Credit Facility. Interest expense represents 0.2% and 0.3% of the Company’s revenues, respectively, for the quarter ended March 31, 2007 and 2006. Debt of $10.0 million at March 31, 2007 represents 5.8% of the Company’s total liabilities and stockholders’ equity.
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
     As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. The indemnity award was unaffected by such ruling and still stands as entered. The plaintiff has appealed this ruling in favor of EMSA. EMSA is vigorously defending the appeal. If EMSA is not successful and the punitive damages verdict is reinstated, this could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. EMSA is appealing the underlying indemnity award against it. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (which amount increases as the appeal proceeds), which EMSA is contesting vigorously. The Company’s exposure related to the indemnity award is covered under its professional liability program. As of March 31, 2007, the Company has no separate legal reserves associated with this proceeding.
     EMSA lease matter. On July 12, 2004, EMSA received an unexpected adverse jury verdict in the Circuit Court, 11th Judicial Circuit, Miami-Dade County, Florida of approximately $1.2 million plus potential interest which has the potential to double the amount of the award to $2.5 million. This verdict relates to a 12 year old case filed by the plaintiff, Community Health Related Services, Inc. (“CHRS”) seeking unspecified damages involving a lease dispute in connection with a line of business managing physician clinics operated by EMSA prior to its acquisition by the Company in 1999. However, on December 9, 2005, the trial court granted EMSA’s post trial motion for Judgment in Accordance with Motion for Directed Verdict, which had the effect of setting aside the above-referenced jury verdict, and entered a judgment in favor of EMSA and against CHRS. In addition, the trial court ruled that in the event its ruling dismissing the jury verdict was reversed on appeal, EMSA would then be entitled to a new trial. As of March 31, 2007, the Company has no reserves associated with this proceeding. In a subsequent development, on May 2, 2007, the Third District Court of Appeal for the State of Florida affirmed the judgments of the Circuit Court for Miami-Dade County in EMSA’s favor. As of May 4, 2007, the Company has no knowledge of any petition by CHRS for certiorari to the Florida Supreme Court.
     In addition, the Company has filed suit against Caremark Rx, Inc. (“Caremark”), the successor to the party who sold EMSA to the Company, for indemnification for all costs associated with this case as well as any judgment returned which is adverse to the Company. Caremark is defending this lawsuit and the trial court has stayed all proceedings until final resolution of the above referenced CHRS matter is reached. Given the aforementioned ruling by the Third District Court of Appeal, the Company anticipates attempting to have the stay removed in this proceeding with respect to costs incurred in the CHRS matter. However, the Company does not know whether it will prevail against Caremark.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter.

However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its quarterly or annual results of operations. As of March 31, 2007, the Company has no reserves associated with this proceeding.
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
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, Plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of at least $9,588 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount Plaintiff billed for his medical services. On September 22, 2006, the City of Philadelphia filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to Plaintiff’s complaint, which Answer included a crossclaim against the City of Philadelphia for contribution and indemnification. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its quarterly or annual results of operations. As of March 31, 2007, the Company has no reserves associated with this proceeding.
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
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). The first lawsuit involves the term of PHS’ contract with the County. PHS contends that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County is disputing PHS’ contention and has asserted that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship (or the contract, if it is ultimately determined to be in effect by the court in the proceeding discussed above) between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the district court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 – an issue not originally decided by the trial court. PHS plans to vigorously pursue its case with respect to this issue and feels that it has valid arguments in its favor. However, in the event PHS is not ultimately successful and the court determines that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse judgment could have a material adverse effect on the other two suits between the County and PHS (which are discussed below) and therefore on the Company’s financial position and its quarterly or annual results of operations.
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
     Finally, as a result of the termination discussed above and the County’s claims of default, as of March 31, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions could have a negative impact on PHS’ ability to collect the outstanding receivable amount.
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

     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the Company expects briefing on the motion to be complete by May 2007.
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
     Other Matters. The Company’s business ordinarily results in labor and employment related claims and matters and in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2007. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Repurchases (shown in 000’s except share and per share amounts):

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total of		Shares Purchased	Value) of shares that
	Number of	(b) Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs (1)
January 2007 (1/1/07 to 1/31/07)	—	$—	—	$—
February 2007 (2/1/07 to 2/28/07)	—	$—	—	$—
March 2007 (3/1/07 to 3/31/07)	511,800	$15.40	511,800	$6,777

(1)	On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over an approximate two-year period. As of March 31, 2007, the Company has repurchased and retired a total of 1,624,736 common shares at an aggregate cost of approximately $23.2 million.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

2.1	—	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

2.2	—	Asset Purchase Agreement, dated as of April 12, 2007, by and among Maxor National Pharmacy Services Corporation, Secure Pharmacy Plus, LLC and Prison Health Services, Inc., as guarantor (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 18, 2007).

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 18 to the condensed consolidated financial statements in this report.

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
Dated: May 8, 2007