Form 10-Q
period 2007-09-30
AMERICA SERVICE GROUP INC /DE
filed 2007-11-02
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 9,318,014 shares of common stock, par value $0.01 per share, outstanding as of October 30, 2007.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,751	$13,736
Accounts receivable, net of allowance for doubtful accounts of $628 and $524, respectively	73,437	80,945
Inventories	3,629	7,070
Prepaid expenses and other current assets	12,127	12,851
Current deferred tax assets	8,441	8,864

Total current assets	100,385	123,466
Property and equipment, net	5,118	6,800
Goodwill, net	40,772	40,772
Contracts, net	4,318	5,538
Other intangibles, net	442	615
Other assets	10,090	7,540

Total assets	$161,125	$184,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,350	$26,809
Accrued medical claims liability	27,815	31,005
Accrued expenses	38,729	37,541
Deferred revenue	10,120	11,740
Revolving credit facility	10,000	10,000

Total current liabilities	106,014	117,095
Noncurrent portion of accrued expenses	12,861	20,634
Noncurrent deferred tax liabilities	2,493	548

Total liabilities	121,368	138,277

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2007 and December 31, 2006; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at September 30, 2007 and December 31, 2006; 9,318,014 and 10,049,587 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	93	100
Additional paid-in capital	36,907	47,597
Retained earnings (deficit)	2,757	(1,243)

Total stockholders’ equity	39,757	46,454

Total liabilities and stockholders’ equity	$161,125	$184,731

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2006 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Healthcare revenues	$139,082	$130,247	$415,760	$396,031
Healthcare expenses	129,428	121,337	384,274	368,924

Gross margin	9,654	8,910	31,486	27,107
Selling, general and administrative expenses	6,230	6,085	20,328	18,608
Corporate restructuring expenses	333	—	333	—
Audit Committee investigation and related expenses	7	370	47	4,967
Depreciation and amortization	919	1,048	2,915	3,055

Income from operations	2,165	1,407	7,863	477
Interest, net	409	531	1,129	1,546

Income (loss) from continuing operations before income tax provision (benefit)	1,756	876	6,734	(1,069)
Income tax provision (benefit)	683	86	2,806	(876)

Income (loss) from continuing operations	1,073	790	3,928	(193)
Loss from discontinued operations, net of taxes	(232)	(707)	(428)	(358)

Net income (loss)	$841	$83	$3,500	$(551)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.12	$0.08	$0.41	$(0.02)
Loss from discontinued operations, net of taxes	(0.03)	(0.07)	(0.04)	(0.03)

Net income (loss)	$0.09	$0.01	$0.37	$(0.05)

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.11	$0.08	$0.41	$(0.02)
Loss from discontinued operations, net of taxes	(0.02)	(0.07)	(0.05)	(0.03)

Net income (loss)	$0.09	$0.01	$0.36	$(0.05)

Weighted average common shares outstanding:
Basic	9,278,360	10,410,046	9,527,855	10,652,077

Diluted	9,339,259	10,471,516	9,620,839	10,652,077

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,500	$(551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,932	3,116
Loss on retirement of fixed assets	46	3
Finance cost amortization	87	82
Deferred income taxes	2,368	(976)
Share-based compensation expense	2,581	3,117
Excess tax benefits from share-based compensation expense	—	(429)
Changes in operating assets and liabilities, net of effect of sale of SPP assets:
Accounts receivable, net	7,453	10,637
Inventories	1,550	(1,392)
Prepaid expenses and other current assets	688	(64)
Other assets	(2,637)	5,538
Accounts payable	(7,459)	(8,498)
Accrued medical claims liability	(3,190)	(2,827)
Accrued expenses	(5,938)	7,446
Deferred revenue	(1,620)	6,290

Net cash provided by operating activities	361	21,492

Cash flows from investing activities:
Capital expenditures, net	(1,880)	(2,386)
Proceeds from sale of SPP assets	3,811	—

Net cash provided by (used in) investing activities	1,931	(2,386)

Cash flows from financing activities:
Net borrowings on line of credit	—	681
Share repurchases	(13,655)	(11,582)
Reduction in restricted cash used to collateralize letters of credit	—	4,200
Excess tax benefits from share-based compensation expense	—	429
Issuance of common stock, net	378	398
Exercise of stock options	—	1,055

Net cash used in financing activities	(13,277)	(4,819)

Net increase (decrease) in cash and cash equivalents	(10,985)	14,287
Cash and cash equivalents at beginning of period	13,736	—

Cash and cash equivalents at end of period	$2,751	$14,287

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of September 30, 2007 and for the quarters and nine months ended September 30, 2007 and 2006 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements except for the implementation of Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) which the Company adopted January 1, 2007. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters and nine months presented. The results of operations for the quarters and nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”).
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s estimate of refunds due to customers as a result of the investigation performed by the Audit Committee of the Board of Directors (the “Audit Committee”) into certain matters related to the Company’s subsidiary, Secure Pharmacy Plus, LLC (“SPP”), accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, reductions in revenue for contractual allowances, allowance for doubtful accounts, legal contingencies, employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured and share-based compensation. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
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

3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of September 30, 2007, the Company has paid approximately $3.1 million of these refunds plus associated interest to customers and tendered the remaining amounts for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers. See Note 18.
4. Recently Issued Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. For further information regarding the adoption of FIN 48, see Note 16.
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
     Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable, and must be applied to entire instruments and not to portions of an instrument.
     SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position or results of operations.
5. Restructuring Charge
     During the third quarter of 2007, the Company began a Company-wide cost reduction process to reduce operating costs through the elimination of certain administrative and operational positions. The Company incurred restructuring costs totaling approximately $0.3 million in the quarter ended September 30, 2007 for one-time termination benefits expected to be paid by February 29, 2008. The Company is continuing its review of operating costs in the fourth quarter and currently anticipates that further corporate restructuring expenses totaling approximately $0.2 million will be incurred in the fourth quarter of 2007 as it completes this process.

     A reconciliation of the related restructuring liability at September 30, 2007 is as follows (in thousands):

One-time
Termination
Benefits
Balance at June 30, 2007	$—
Plus: Costs incurred	333
Less: Amounts paid	(110)

Balance at September 30, 2007	$223

6. Share-Based Compensation
     The Company has several approved stock incentive plans for its eligible employees and outside directors. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). For the quarters ended September 30, 2007 and 2006, the Company recognized total share-based compensation costs of $0.5 million and $1.0 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized total share-based compensation costs of $2.6 million and $3.1 million, respectively.
     No options were issued during the quarter and nine months ended September 30, 2007. No options were issued during the quarter ended September 30, 2006. For the nine months ended September 30, 2006, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The following table shows the weighted average assumptions used to develop the fair value estimates:

Nine months ended
September 30, 2006
Volatility	0.64
Interest rate	5.03%
Expected life (years)	4.66
Dividend yields	0.00%
     The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $8.16.
     A summary of option activity and changes during the nine months ended September 30, 2007 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2006	1,363,507	$17.47
Granted	—	—
Exercised	—	—
Canceled	(2,666)	22.35

Outstanding, March 31, 2007	1,360,841	$17.46
Granted	—	—
Exercised	—	—
Canceled	(33,569)	19.78

Outstanding, June 30, 2007	1,327,272	$17.40
Granted	—	—
Exercised	—	—
Canceled	(56,334)	15.71

Outstanding, September 30, 2007	1,270,938	$17.43	6.40	$564

Exercisable, September 30, 2007	1,023,848	$17.77	5.90	$564

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the grant price of in-the-money options.

     A summary of the nonvested shares of restricted stock and activity during the nine month period ended September 30, 2007 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2006	54,500	$14.62
Granted	109,570	15.75
Vested	(16,000)	15.36
Forfeited	(4,840)	15.75

Nonvested, September 30, 2007	143,230	$15.37

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
     The components of the loss from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Healthcare revenues	$1,658	$31,463	$12,862	$93,133
Healthcare expenses	2,045	32,612	13,569	93,646

Gross margin	(387)	(1,149)	(707)	(513)
Depreciation and amortization	5	17	17	61
Interest, net	—	—	—	16

Loss from discontinued operations before taxes	(392)	(1,166)	(724)	(590)
Income tax benefit	(160)	(459)	(296)	(232)

Loss from discontinued operations, net of taxes	$(232)	$(707)	$(428)	$(358)

8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Billed accounts receivable	$40,198	$40,242
Unbilled accounts receivable	32,803	40,375
Other accounts receivable	1,064	852

	74,065	81,469
Less: Allowances for doubtful accounts	(628)	(524)

	$73,437	$80,945

     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at each balance sheet date, due to provisions within the contracts governing the timing for billing such amounts.
     The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     At September 30, 2007, the Company had approximately $1.3 million of billed receivables due from clients whose contracts terminated prior to January 1, 2006. In addition to the billed receivables due from these former clients, the Company also has approximately $0.3 million of unbilled receivables related to a former client whose contract expired prior to January 1, 2005 which represent aggregate risk sharing receivable amounts which remain unbillable at September 30, 2007 based on stated contract terms. Due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables.

However, the Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At September 30, 2007, the Company is involved in a dispute with a current client, whose contract will terminate in the fourth quarter, where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowances related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract. Due to the age of this receivable, there is a heightened risk of uncollectibility related to this amount.
     At September 30, 2007, the Company is involved in a dispute with another current client over billed receivables totaling approximately $1.1 million. Due to the age of this receivable, there is a heightened risk of uncollectibility related to this amount. However, the Company has recorded no reserves related to this amount as it believes the risk of loss is not probable.
     As discussed more fully in Note 18, PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). In addition to the amounts discussed above, as of September 30, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the contract with the County was terminated. These receivables are classified as long term and included in other assets in the accompanying condensed consolidated balance sheet. See Note 11.
     The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company believes, in the case of the lawsuit filed in October 2006 that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. In the case of the two declaratory judgment actions described in Note 18, the Company believes it has valid contractual and legal arguments, however, an adverse result in either or both of these cases could have a negative impact on the Company’s ability to collect the outstanding receivable amount. For more information about the Baltimore County contract and related litigation, see Note 18.
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
9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Prepaid insurance	$6,229	$6,295
Prepaid cash deposits for professional liability claims losses	5,300	6,000
Prepaid performance bonds	55	134
Prepaid other	543	422

	$12,127	$12,851

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	September 30,	December 31,	Estimated
	2007	2006	Useful Lives
Leasehold improvements	$96	$1,230	5 years
Equipment and furniture	9,031	10,986	5 years
Computer software	2,979	4,645	3-5 years
Medical equipment	1,017	2,334	5 years
Automobiles	70	60	5 years
Management information systems under development	56	102	—

	13,249	19,357
Less: Accumulated depreciation	(8,131)	(12,557)

	$5,118	$6,800

     Depreciation expense for the quarters ended September 30, 2007 and 2006 was approximately $0.5 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was approximately $1.5 million and $1.7 million, respectively.
11. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Deferred financing costs	$334	$334
Less: Accumulated amortization	(211)	(124)

	123	210
Prepaid cash deposits for professional liability claims losses	1,701	1,382
Excess deposits for professional liability claims	2,987	2,369
Prepaid insurance deposit	3,523	3,523
Long-term receivable	1,697	—
Other refundable deposits	59	56

	$10,090	$7,540

12. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(11,552)	(10,332)

	$4,318	$5,538

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(1,958)	(1,785)

	$442	$615

     Estimated aggregate amortization expense related to the above intangibles for the remainder of 2007 is $0.5 million and for each of the next four years is $1.9 million, $0.4 million, $0.2 million and $0.2 million, respectively.

13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Salaries and employee benefits	$19,897	$17,926
Professional liability claims	19,738	23,511
Accrued workers’ compensation claims	6,176	6,438
Other	5,779	10,300

	51,590	58,175
Less: Noncurrent portion of professional liability and workers compensation claims	(12,861)	(20,634)

	$38,729	$37,541

14. Reserve for Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its fixed price contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At September 30, 2007 and December 31, 2006, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
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
15. Banking Arrangements
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 and on October 31, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2007, the Company had borrowings outstanding under the Credit Agreement totaling $10.0 million and $15.3 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.4 million.
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
     The Credit Agreement requires the Company to meet certain financial covenants related to minimum levels of earnings. At January 31, 2007, the Company was not in compliance with one of the covenant requirements and obtained a waiver of the debt covenant from the Lender. At September 30, 2007, the Company was in compliance with all covenant requirements.
     The Company is dependent on the availability of borrowings under the Credit Agreement to meet its working capital needs, capital expenditure requirements and other cash flow requirements during 2007. Management believes that the Company can comply with the terms of the Credit Agreement and meet its expected obligations throughout 2007. However, should the Company fail to meet its projected results, it may be forced to seek additional sources of financing in order to fund its working capital needs. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At September 30, 2007, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and nine months ended September 30, 2007 is 38.9% and 41.7%, respectively.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at September 30, 2007, there is no accrued interest and penalties included in income tax expense for the quarter and nine months ended September 30, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. Additionally, open tax years related to state jurisdictions remain subject to examination.
17. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees and others who are indemnified by the Company. Amounts accrued were $19.7 and $23.5 million at September 30, 2007 and December 31, 2006, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the nine months ended September 30, 2007 and 2006, the Company recorded increases of approximately $7.9 million and $2.4 million, respectively, related to its prior years claims reserves as a result of adverse developments on individual claims or matters. The Company’s net income (loss) and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $4.6 million and $0.48 per common share, respectively, for the nine months ended September 30, 2007 and $1.2 million and $0.11 per common share, respectively, for the nine months ended September 30, 2006. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2007 represent management’s best estimate of the amounts necessary to discharge the Company’s self insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve for any adverse development is recorded.
18. Commitments and Contingencies
Catastrophic Limits
     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for specific disease diagnoses illnesses. Certain of the Company’s contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, specific disease diagnoses illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For certain of its contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $300,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lessor of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict and, alternatively, seeking a new trial. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. In light of its ruling, the trial court did not rule on EMSA’s motion for a new trial. The indemnity award was unaffected by such ruling and still stood as entered. Both parties have appealed this ruling to the United States Court of Appeals for the Second Circuit. On June 28, 2007, the Court of Appeals issued a Summary Order whereby it remanded the case to the trial court so that the trial court could rule on EMSA’s motion for a new trial. Accordingly, the Second Circuit ruled that it will not proceed further until the trial court so rules on the motion for a new trial. On August 13, 2007, the trial court vacated the remainder of the verdict and ordered a new trial. The new trial is scheduled to begin on February 25, 2008. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (which amount increases as the appeal and the new trial proceeds), which request is also under consideration by the Court of Appeals. If EMSA is not ultimately successful in this matter and, among other things, the punitive damages verdict is reinstated or, increased, to the extent any adverse decision is not covered by the Company’s insurance program, this could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2007, the Company has no separate legal reserves associated with this proceeding.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2007, the Company has no reserves associated with this proceeding.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, Plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleges that, pursuant to a contract between Plaintiff and PHS, Plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleges that PHS has failed to pay for such services. The parties are presently involved in discovery proceedings. PHS has accrued for the costs associated with these services, net of customary adjustments made in the claims adjudication process (the “Accrued Amount”), which Accrued Amount PHS believes reflects the amount, if any, owed to the Plaintiff. However, irrespective of the aforementioned accrual, PHS believes it has amounts due from the Plaintiff that if recouped would offset substantially all of the Accrued Amount. Such amounts due are the result of the Plaintiff’s overbilling and PHS’ resulting overpayment for services unrelated to those that are the subject of the lawsuit. As a result, PHS believes that it has viable defenses and counterclaims as to this cause of action. On July 16, 2007, PHS filed its Motion for Leave to Amend the Pleadings

(“Motion for Leave”), seeking leave of the Court to add a counterclaim alleging breach of the same contract by Plaintiff. The Court granted PHS’ Motion for Leave on September 28, 2007. In the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, Plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount Plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to Plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The Plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. The parties are presently involved in discovery proceedings. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of September 30, 2007, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, Correctional Health Services, LLC (“CHS”), was served with a lawsuit by Plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. CHS intends to defend itself vigorously, however, the proceedings are at a preliminary stage and the Company is unable to predict the ultimate outcome. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2007, the Company has no reserves associated with this proceeding.
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
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 – an issue not originally decided by the Circuit Court. On May 15, 2007, the

Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. On June 11, 2007, the Company filed a Notice of Appeal to the Court of Special Appeals of Maryland. PHS feels it has valid arguments on appeal and plans to pursue its appeal vigorously. However, in the event PHS is not ultimately successful and the appeals court affirms the ruling of the Circuit Court that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse ruling could have a material adverse effect on the other two suits between the County and PHS (which are discussed below) and therefore on the Company’s financial position and its results of operations.
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
     Finally, as a result of the termination discussed above and the County’s claims of default, as of September 30, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
     Each of the three suits is currently separate and distinct; however, the ultimate resolution of any of these suits could influence the ultimate outcome of the remaining suits. Should PHS be unsuccessful in any or all of these suits, such result could have a material adverse effect on the Company’s financial position and its results of operations.
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
Other Matters
     The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses at September 30, 2007. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At September 30, 2007, the Company had outstanding performance bonds totaling approximately $10.1 million. These performance bonds are collateralized by letters of credit totaling $5.0 million.
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

     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and nine months ended September 30, 2007 and 2006 (in thousands, except share and per share amounts).

	Quarter ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$1,073	$790	$3,928	$(193)
Loss from discontinued operations, net of taxes	(232)	(707)	(428)	(358)

Numerator for basic and diluted net income (loss) per share	$841	$83	$3,500	$(551)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	9,278,360	10,410,046	9,527,855	10,652,077
Effect of dilutive securities:
Employee stock options	60,899	61,470	92,984	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,339,259	10,471,516	9,620,839	10,652,077

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.12	$0.08	$0.41	$(0.02)
Loss from discontinued operations, net of taxes	(0.03)	(0.07)	(0.04)	(0.03)

Net income (loss)	$0.09	$0.01	$0.37	$(0.05)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.11	$0.08	$0.41	$(0.02)
Loss from discontinued operations, net of taxes	(0.02)	(0.07)	(0.05)	(0.03)

Net income (loss)	$0.09	$0.01	$0.36	$(0.05)

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,053,996	1,135,675	949,273	1,386,341

Weighted average exercise price of excluded options	$19.38	$19.36	$20.10	$17.50

20. Comprehensive Income
     For the quarters and nine months ended September 30, 2007 and 2006, the Company’s comprehensive income (loss) was equal to net income (loss).
21. Segment Data
     On May 3, 2007, SPP, closed on the sale, at net book value, of certain of its assets, to Maxor, effective April 30, 2007. For more information on the sale of SPP assets, see Note 2.
     Prior to the sale of SPP assets described above, the Company had two reportable segments: correctional healthcare services and pharmaceutical distribution services. The correctional healthcare services segment contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The pharmaceutical distribution services segment, prior to May 1, 2007, contracted with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. The accounting policies of the segments were the same. The Company evaluated segment performance based on each segment’s gross margin without allocation of corporate selling, general and administrative expenses, interest expense or income tax provision (benefit).

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended September 30, 2007:
Healthcare revenues	$139,106	$(24)	$—	$139,082
Healthcare expenses	129,452	(24)	—	129,428

Gross margin	$9,654	$—	$—	$9,654

Depreciation and amortization expense	$919	$—	$—	$919

Quarter ended September 30, 2006:
Healthcare revenues	$126,930	$20,554	$(17,237)	$130,247
Healthcare expenses	117,450	21,124	(17,237)	121,337

Gross margin	$9,480	$(570)	$—	$8,910

Depreciation and amortization expense	$857	$191	$—	$1,048

Nine months ended September 30, 2007:
Healthcare revenues	$412,258	$19,071	$(15,569)	$415,760
Healthcare expenses	380,458	19,385	(15,569)	384,274

Gross margin	$31,800	$(314)	$—	$31,486

Depreciation and amortization expense	$2,671	$244	$—	$2,915

Nine months ended September 30, 2006:
Healthcare revenues	$381,778	$63,257	$(49,004)	$396,031
Healthcare expenses	352,901	65,027	(49,004)	368,924

Gross margin	$28,877	$(1,770)	$—	$27,107

Depreciation and amortization expense	$2,488	$567	$—	$3,055

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of September 30, 2007:
Inventories	$3,629	$—	$3,629

Property and equipment, net	$5,118	$—	$5,118

Goodwill, net	$40,772	$—	$40,772

Total assets	$161,125	$—	$161,125

As of December 31, 2006:
Inventories	$4,238	$2,832	$7,070

Property and equipment, net	$4,634	$2,166	$6,800

Goodwill, net	$40,772	$—	$40,772

Total assets	$177,901	$6,830	$184,731

22. Share Repurchases
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over an approximate two-year period. There was no stock repurchased during the quarter ended September 30, 2007. During the nine months ended September 30, 2007, the Company repurchased and retired a total of 865,200 common shares at an aggregate cost of approximately $13.7 million. As of September 30, 2007 and since the inception of the stock repurchase program, which expired in July 2007, the Company has repurchased and retired a total of 1,978,136 common shares at an aggregate cost of approximately $29.0 million.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and, prior to May 1, 2007, was also a distributor of pharmaceuticals and medical supplies. As of October 1, 2007, the Company provided and/or administered managed healthcare services under 64 contracts to approximately 162,000 inmates at over 160 sites in 23 states.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans but actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include, among other things, the following:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	the possible effect of adverse publicity regarding the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to locate and/or execute acquisition opportunities;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	risks arising from the possibility that the acquirer of certain assets of SPP cannot provide pharmaceuticals or related services at either a cost or service level sufficient to allow the Company to meet its contractual obligations with its customers without negatively impacting financial performance;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results; and

•	the risks arising from shareholder litigation as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results.
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
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing and/or administering the managed care including the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided, administered or contracted for are recognized in the period in which they are provided and/or administered based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services along with other information. An actuarial analysis is also prepared at least quarterly as an additional tool in evaluating the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay.
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
     Additionally, along with other information, an actuarial analysis is prepared at least quarterly as an additional tool in evaluating the adequacy of the Company’s reserves for self-insurance retention for certain reported as well as unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and noncurrent portion of accrued expenses on the accompanying consolidated balance sheets. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made.
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

     At September 30, 2007, the Company had approximately $1.3 million of billed receivables due from clients whose contracts terminated prior to January 1, 2006. In addition to the billed receivables due from these former clients, the Company also has approximately $0.3 million of unbilled receivables related to a former client whose contract expired prior to January 1, 2005 which represent aggregate risk sharing receivable amounts which remain unbillable at September 30, 2007 based on stated contract terms. Due to the age of the receivables and the lack of an ongoing business relationship between the Company and the clients, there is a heightened risk of uncollectibility related to these receivables. However, the Company believes that these receivables are contractually due under the terms of the respective expired contracts and therefore has recorded no additional reserves related to these amounts.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records allowances for doubtful accounts in circumstances where it concludes that a loss from such disputes is probable. At September 30, 2007, the Company is involved in a dispute with a current client, whose contract will terminate in the fourth quarter, where the client has withheld approximately $1.8 million from payments of receivables due the Company. The Company has recorded approximately $1.2 million of contractual allowance reserves related to this matter which it estimates as the amount due to the client for the period in question related to staffing penalties under the contract. Due to the age of this receivable, there is a heightened risk of uncollectibility related to this amount.
     At September 30, 2007, the Company is involved in a dispute with another current client over billed receivables totaling approximately $1.1 million. Due to the age of this receivable, there is a heightened risk of uncollectibility related to this amount. However, the Company has recorded no reserves related to this amount as it believes the risk of loss is not probable.
     As discussed more fully in Part II — Item 1. “Legal Proceedings,” PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”). In addition to the amounts discussed above, as of September 30, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the contract with the County was terminated. These receivables are classified as long term and included in other assets in the accompanying condensed consolidated balance sheet.
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
Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its fixed price contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At September 30, 2007 and December 31, 2006, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 30 months. The Company’s ultimate premium for its 2002 through 2006 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through a claims made policy subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
     Given the fact that many claims are not brought during the year of occurrence, in addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by various analyses, including an actuarial analysis, which is obtained on a quarterly basis.
     At September 30, 2007, the Company’s reserves for medical malpractice claims totaled $19.7 million including an estimate for incurred but not reported medical malpractice claims. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the nine months ended September 30, 2007 and

2006, the Company recorded increases of approximately $7.9 million and $2.5 million, respectively, related to its prior year claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At September 30, 2007, the Company has approximately $7.6 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.2 million of this amount is related to workers’ compensation claims, of which approximately $3.5 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on internal and external evaluations of the merits of the individual claims, analysis of claims history and the estimated reserves assigned by the Company’s third-party administrator. On an annual basis, the Company obtains an actuarial analysis to further support the appropriateness of its reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
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
     The Company’s other identifiable intangible assets, such as customer contracts acquired in acquisitions and covenants not to compete are amortized on the straight-line method over their estimated useful lives. The Company also assesses the potential impairment of its other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At September 30, 2007, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and nine months ended September 30, 2007 is 38.9% and 41.7%, respectively.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at September 30, 2007, there is no accrued interest and penalties included in income tax expense for the quarter and nine months ended September 30, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the IRS for calendar years 2004 through 2006. Additionally, open tax years related to state jurisdictions remain subject to examination.
Share-Based Compensation
     In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the condensed consolidated statements of operations.

	Quarter ended		Nine months ended
	September 30,		September 30,
Percentage of Healthcare Revenues	2007	2006	2007	2006
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	93.1	93.2	92.4	93.2

Gross margin	6.9	6.8	7.6	6.8
Selling, general and administrative expenses	4.4	4.6	4.9	4.7
Corporate restructuring expenses	0.2	—	0.1	—
Audit Committee investigation and related expenses	—	0.3	—	1.2
Depreciation and amortization	0.7	0.8	0.7	0.8

Income from operations	1.6	1.1	1.9	0.1
Interest, net	0.3	0.4	0.3	0.4

Income (loss) from continuing operations before income tax provision (benefit)	1.3	0.7	1.6	(0.3)
Income tax provision (benefit)	0.5	0.1	0.7	(0.3)

Income (loss) from continuing operations	0.8	0.6	0.9	—
Loss from discontinued operations, net of taxes	(0.2)	(0.5)	(0.1)	(0.1)

Net income (loss)	0.6%	0.1%	0.8%	(0.1)%

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006
     Healthcare revenues. Healthcare revenues for the quarter ended September 30, 2007 increased $8.9 million, or 6.8%, from $130.2 million for the quarter ended September 30, 2006 to $139.1 million for the quarter ended September 30, 2007. Healthcare revenues in 2007 included $1.2 million of revenue growth resulting from correctional healthcare services contracts added in 2006 and 2007 through marketing activities. Correctional healthcare services contracts in place at December 31, 2005 and continuing beyond September 30, 2007 experienced revenue growth of 8.6% consisting of additional revenue of $11.0 million during the third quarter of 2007 as the result of increases from contract renegotiations and automatic price increases. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.3 million as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.” As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended September 30, 2007 increased $8.1 million, or 6.7%, from $121.3 million for the quarter ended September 30, 2006 to $129.4 million for the quarter ended September 30, 2007. Expenses related to new correctional healthcare services contracts added in 2006 and 2007 through marketing activities accounted for $1.1 million of the increase. Correctional healthcare services contracts in place at December 31, 2005 and continuing beyond September 30, 2007 experienced an increase of $10.9 million during the third quarter of 2007 as a result of increases in the levels of staff and staff compensation, increases in off-site medical services, pharmacy and insurance costs. SPP pharmaceutical distribution expense decreased $3.9 million as a result of the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.2 million, or 4.4% of healthcare revenues, for the quarter ended September 30, 2007 as compared to $6.1 million, or 4.6% of healthcare revenues, for the quarter ended September 30, 2006.
     Corporate restructuring expenses. Corporate restructuring expenses were $0.3 million, or 0.2% of healthcare revenues for the quarter ended September 30, 2007, which related to the elimination of certain administrative and operational positions as part of a Company-wide cost reduction process implemented in the third quarter of 2007. There were no corporate restructuring expenses incurred in the quarter ended September 30, 2006.

     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $7,000, for the quarter ended September 30, 2007 as compared to $0.4 million, for the quarter ended September 30, 2006. The Audit Committee investigation and related expenses incurred in the quarters ended September 30, 2007 and 2006 related to the legal costs of processing customer refunds and the costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. See Part II — Item 1. “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $0.9 million and $1.0 million for the quarters ended September 30, 2007 and 2006, respectively.
     Interest, net. Net interest expense decreased to $0.4 million, or 0.3% of healthcare revenues, for the quarter ended September 30, 2007 from $0.5 million, or 0.4% of healthcare revenues, for the quarter ended September 30, 2006. This decrease is primarily the result of a decrease in average borrowings outstanding.
     Income tax provision. The income tax provision for the quarter ended September 30, 2007 was $0.7 million as compared with $86,000 for the quarter ended September 30, 2006. The increase in the income tax provision is a result of an increase in income from continuing operations before income tax provision due to the factors discussed above.
     Income from continuing operations. Income from continuing operations for the quarter ended September 30, 2007 was $1.1 million, as compared with $0.8 million for the quarter ended September 30, 2006 as the result of the factors discussed above.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended September 30, 2007 was $0.2 million as compared with $0.7 million for the quarter ended September 30, 2006. The loss from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the quarter ended September 30, 2007 was $0.8 million as compared with $83,000 for the quarter ended September 30, 2006 as the result of the factors discussed above.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Healthcare revenues. Healthcare revenues for the nine months ended September 30, 2007 increased $19.8 million, or 5.0%, from $396.0 million for the nine months ended September 30, 2006 to $415.8 million for the nine months ended September 30, 2007. Healthcare revenues in 2007 included $5.5 million of revenue growth resulting from correctional healthcare services contracts added in 2006 and 2007 through marketing activities. Correctional healthcare services contracts in place at December 31, 2005 and continuing beyond September 30, 2007 experienced revenue growth of 6.7% consisting of additional revenue of $25.1 million during the first nine months of 2007 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $10.8 million primarily due to the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.” As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the nine months ended September 30, 2007 increased $15.4 million, or 4.2%, from $368.9 million for the nine months ended September 30, 2006 to $384.3 million for the nine months ended September 30, 2007. Expenses related to new correctional healthcare services contracts added in 2006 and 2007 through marketing activities accounted for $4.8 million of the increase. Correctional healthcare services contracts in place at December 31, 2005 and continuing beyond September 30, 2007 accounted for $22.8 million of the increase during the first nine months of 2007 as a result of increases in the levels of staff and staff compensation, increases in off-site medical services, pharmacy and insurance costs. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $12.2 million primarily due to the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $20.3 million, or 4.9% of healthcare revenues, for the nine months ended September 30, 2007 as compared to $18.6 million, or 4.7% of healthcare revenues, for the nine months ended September 30, 2006. The increase in selling, general and administrative expenses in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily the result of increases in the Company’s infrastructure in areas such as clinical information technology applications, finance and operations.
     Corporate restructuring expenses. Corporate restructuring expenses were $0.3 million, or 0.1% of healthcare revenues for the nine months ended September 30, 2007, which related to the elimination of certain administrative and operational positions as part of a Company-wide cost reduction process implemented in the third quarter of 2007. There were no corporate restructuring expenses incurred in the nine months ended September 30, 2006.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $47,000, for the nine months ended September 30, 2007 as compared to $5.0 million, for the nine months ended September 30, 2006. The Audit Committee investigation and related expenses incurred in the nine months ended September 30, 2007 related to the legal costs of processing customer refunds and the costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. The Audit Committee investigation and related expenses incurred in the nine months ended September 30, 2006 related to ongoing investigations, legal costs of processing customer refunds and the costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. See Part II — Item 1. “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $2.9 million and $3.1 million, respectively.
     Interest, net. Net interest expense decreased to $1.1 million, or 0.3% of healthcare revenues, for the nine months ended September 30, 2007 from $1.5 million, or 0.4% of healthcare revenues, for the nine months ended September 30, 2006. This decrease is primarily the result of a decrease in average borrowings outstanding.
     Income tax provision (benefit). The income tax provision for the nine months ended September 30, 2007 was $2.8 million as compared with an income tax benefit of $0.9 million for the nine months ended September 30, 2006 as a result of an increase in income (loss) from continuing operations before income tax provision (benefit) due to the factors discussed above.
     Income (loss) from continuing operations. Income from continuing operations for the nine months ended September 30, 2007 was $3.9 million, as compared with a loss from continuing operations of $0.2 million for the nine months ended September 30, 2006, as a result of the factors discussed above.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the nine months ended September 30, 2007 and 2006 was $0.4 million for each nine month period. Loss from discontinued operations represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income (loss). Net income for the nine months ended September 30, 2007 was $3.5 million as compared with a net loss of $0.6 million for the nine months ended September 30, 2006 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had negative working capital of $5.6 million at September 30, 2007 compared to positive working capital of $6.4 million at December 31, 2006. The decrease in working capital is primarily due to share repurchases of $13.7 million during the nine months ended September 30, 2007. Days sales outstanding in accounts receivable were 49 at September 30, 2007 while accounts payable days outstanding at September 30, 2007 were 33 and accrued medical claims liability days outstanding at September 30, 2007 were 109. Days sales outstanding in accounts receivable were 46 at December 31, 2006 while accounts payable days outstanding at December 31, 2006 were 34 and accrued medical claims liability days outstanding at December 31, 2006 were 88.
     The Company had net income of $3.5 million for the nine months ended September 30, 2007 compared to a net loss of $0.6 million for the nine months ended September 30, 2006. The Company had stockholders’ equity of $39.8 million at September 30, 2007 and $46.5 million at December 31, 2006, respectively. The Company had cash and cash equivalents of $2.8 million at September 30, 2007 compared to $13.7 million at December 31, 2006.
     Cash flows from operating activities represent the year to date net income (loss) plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the nine months ended September 30, 2007 were $0.4 million, a decrease of $21.1 million from cash flows provided by operations for the nine months ended September 30, 2006 of $21.5 million. The decrease was primarily due to a decrease of $5.9 million in accrued expenses in the nine months ended September 30, 2007 as compared with an increase of $7.4 million in accrued expenses in the nine months ended September 30, 2006 combined with a decrease of $1.6 million in deferred revenue in the nine months ended September 30, 2007 as compared with an increase of $6.3 million in deferred revenue in the nine months ended September 30, 2006 and an increase of $2.6 million in other assets in the nine months ended September 30, 2007 as compared with a decrease of $5.5 million in other assets in the nine months ended September 30, 2006.
     Cash flows provided by investing activities were $1.9 million for the nine months ended September 30, 2007 which consisted of $3.8 million of cash flows provided by the sale of certain SPP assets as discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” offset by $1.9 million of cash flows used to purchase property and equipment, which were financed through working capital. Cash flows used in investing activities were $2.4 million for the nine months ended September 30, 2006 and represented purchases of property and equipment, which were financed through working capital.
     Cash flows used in financing activities during the nine months ended September 30, 2007 were $13.3 million which represent share repurchases of $13.7 million, offset by the issuance of common stock under the Company’s employee stock purchase plan. Cash flows used in financing activities during the nine months ended September 30, 2006 were $4.8 million which represent share repurchases of $11.6 million, partially offset by excess tax benefits from share-based compensation arrangements, cash receipts resulting from option exercises and issuance of common stock under the Company’s employee stock purchase plan, net borrowings on the Company’s line of credit and a reduction in restricted cash used to collateralize letters of credit.
     Credit Facility
     On October 31, 2005, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with CapitalSource Finance, LLC (“Lender”) which was subsequently amended on March 14, 2006 and on October 31, 2006 (the “Credit Agreement”) to amend debt covenant requirements with which the Company would not have been in compliance. The Credit Agreement matures on October 31, 2008 and includes a $50.0 million revolving credit facility under which the Company may have standby letters of credit issued in amounts up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2007, the Company had borrowings outstanding under the Credit Agreement totaling $10.0 million and $15.3 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.4 million.
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
     All amounts outstanding under the Credit Agrement will be due and payable on October 31, 2008. If the Credit Agreement is extinguished prior to August 1, 2008, the Company will be required to pay an early termination fee equal to between 1.5% and 2.5% of the Borrowing Capacity depending on the date extinguished. The Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. This agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Credit Agreement, requires the outstanding borrowings under the Credit Agreement to be classified as a current liability, in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The MAE clause, which is a common requirement in commercial credit agreements, allows the Lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Credit Agreement as a current liability is a result only of the combination of the two aforementioned factors: the mandatory lockbox agreements and the MAE clause. The Credit Agreement does not expire or have a maturity date within one year as of the balance sheet date of September 30, 2007. As discussed above, the Credit Agreement has a final expiration date of October 31, 2008.
     The Credit Agreement requires the Company to achieve a minimum level of EBITDA of $3.0 million on a rolling three-month measurement period. The Credit Facility defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and any charges arising out of the Audit Committee’s internal investigation into matters at SPP, minus gains on asset sales outside the normal course of business, non-recurring gains, and utilization of the Company’s loss contract reserve. At January 31, 2007, the Company was not in compliance with this covenant requirement and obtained a waiver of the debt covenant from the Lender. The Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. At September 30, 2007, the Company was in compliance with all covenant requirements.
     Other Financing Transactions
     At September 30, 2007, the Company had standby letters of credit outstanding totaling $5.4 million which were collateralized by a reduction of availability under the CapitalSource Credit Facility.
     Contractual Obligations and Commercial Commitments
     As of September 30, 2007, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$323	$1,043	$—	$—
Revolving credit facility	10,000	—	—	—
Workers compensation claims	2,653	2,968	555	—
Professional and general liability claims	10,400	8,141	837	360

Total	$23,376	$12,152	$1,392	$360

     At September 30, 2007, the Company was contingently liable for $10.1 million of performance bonds. The performance bonds are collateralized by $5.0 million of the standby letters of credit discussed above.

     Off-Balance Sheet Transactions
     As of September 30, 2007 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
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
     Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable, and must be applied to entire instruments and not to portions of an instrument.
     SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the CapitalSource Credit Facility. The CapitalSource Credit Facility carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have had no material effect on interest expense paid under the CapitalSource Credit Facility. Interest expense represents 0.3% and 0.4% of the Company’s revenues for the nine months ended September 30, 2007 and 2006, respectively. Debt of $10.0 million at September 30, 2007 represents 6.2% of the Company’s total liabilities and stockholders’ equity.
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

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict and, alternatively, seeking a new trial. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. In light of its ruling, the trial court did not rule on EMSA’s motion for a new trial. The indemnity award was unaffected by such ruling and still stood as entered. Both parties have appealed this ruling to the United States Court of Appeals for the Second Circuit. On June 28, 2007, the Court of Appeals issued a Summary Order whereby it remanded the case to the trial court so that the trial court could rule on EMSA’s motion for a new trial. Accordingly, the Second Circuit ruled that it will not proceed further until the trial court so rules on the motion for a new trial. On August 13, 2007, the trial court vacated the remainder of the verdict and ordered a new trial. The new trial is scheduled to begin on February 25, 2008. Plaintiff has also requested prevailing party attorney fees in excess of $225,000 (which amount increases as the appeal and the new trial proceeds), which request is also under consideration by the Court of Appeals. If EMSA is not ultimately successful in this matter and, among other things, the punitive damages verdict is reinstated or, increased, to the extent any adverse decision is not covered by the Company’s insurance program, this could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2007, the Company has no separate legal reserves associated with this proceeding.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, Plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff further has alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from Plaintiff. On December 27, 2005, the trial court dismissed Plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2007, the Company has no reserves associated with this proceeding.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, Plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleges that, pursuant to a contract between Plaintiff and PHS, Plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleges that PHS has failed to pay for such services. The parties are presently involved in discovery proceedings. PHS has accrued for the costs associated with these services, net of customary adjustments made in the claims adjudication process (the “Accrued Amount”), which Accrued Amount PHS believes reflects the amount, if any, owed to the Plaintiff. However, irrespective of the aforementioned accrual, PHS believes it has amounts due from the Plaintiff that if recouped would offset substantially all of the Accrued Amount. Such amounts due are the result of the Plaintiff’s overbilling and PHS’ resulting overpayment for services unrelated to those that are the subject of the lawsuit. As a result, PHS believes that it has viable defenses and counterclaims as to this cause of action. On July 16, 2007, PHS filed its Motion for Leave to Amend the Pleadings

(“Motion for Leave”), seeking leave of the Court to add a counterclaim alleging breach of the same contract by Plaintiff. The Court granted PHS’ Motion for Leave on September 28, 2007. In the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, Plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount Plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to Plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The Plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. The parties are presently involved in discovery proceedings. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of September 30, 2007, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by Plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. CHS intends to defend itself vigorously, however, the proceedings are at a preliminary stage and the Company is unable to predict the ultimate outcome. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2007, the Company has no reserves associated with this proceeding.
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
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the

Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. On June 11, 2007, the Company filed a Notice of Appeal to the Court of Special Appeals of Maryland. PHS feels it has valid arguments on appeal and plans to pursue its appeal vigorously. However, in the event PHS is not ultimately successful and the appeals court affirms the ruling of the Circuit Court that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse ruling could have a material adverse effect on the other two suits between the County and PHS (which are discussed below) and therefore on the Company’s financial position and its results of operations.
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
     Finally, as a result of the termination discussed above and the County’s claims of default, as of September 30, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
     Each of the three suits is currently separate and distinct; however, the ultimate resolution of any of these suits could influence the ultimate outcome of the remaining suits. Should PHS be unsuccessful in any or all of these suits, such result could have a material adverse effect on the Company’s financial position and its results of operations.
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
     Other Matters. The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses at September 30, 2007. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
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
Dated: November 2, 2007