Form 10-K
period 2007-12-31
AMERICA SERVICE GROUP INC /DE
filed 2008-03-10
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2007 (based on the last reported closing price per share of Common Stock as reported on the Nasdaq Global Select Market on such date) was approximately $152,497,557. As of March 1, 2008, the registrant had 9,328,038 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 11, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
Cautionary Statement Regarding Forward-Looking Information
     This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and anticipated future activities, and its results of operations may be materially different from those set forth in the forward-looking statements. In particular these include, among other things, statements relating to:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	the Company’s ability to locate and/or execute acquisition opportunities;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	risks arising from the possibility that the acquirer of certain assets of Secure Pharmacy Plus cannot provide pharmaceuticals or related services at either a cost or service level sufficient to allow the Company to meet its contractual obligations with its customers without negatively impacting financial performance;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results; and

•	the risks arising from shareholder litigation as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results.

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
Item 1. Business
General
     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA”), Correctional Health Services, LLC (“CHS”) and Secure Pharmacy Plus, LLC (“SPP”), contracts to provide and/or administer managed healthcare services to over 120 correctional facilities throughout the United States. Prior to May 1, 2007, the Company was also a distributor of pharmaceuticals and medical supplies. The Company is a leading non-governmental provider and/or administrator of correctional healthcare services in the United States.
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
     The following table sets forth certain information regarding the Company’s correctional healthcare and, prior to May 1, 2007, pharmacy contracts.

	Historical December 31,
	2007	2006	2005	2004	2003
Number of correctional contracts(1)	60	92	105	107	120
Average number of inmates in all facilities covered by correctional contracts(2)	131,459	175,728	218,170	268,099	272,175

(1)	Indicates the number of contracts in effect at the end of the period specified. The 2006, 2005, 2004 and 2003 number of correctional contracts also includes independent pharmacy distribution contracts which are not included in the 2007 number of correctional contracts due to the Transaction discussed above.

(2)	Based on an average number of inmates during the last month of each period specified. The 2006, 2005, 2004 and 2003 inmate counts also include inmates under independent pharmacy distribution contracts which are not included in the 2007 inmate count due to the Transaction discussed above.
     ASG was incorporated in 1990 as a Delaware holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027.

Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2007, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers.
Correctional Healthcare Services
     The Company, through PHS and CHS, contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental entities, none of which are dependent on third party payment sources although they are dependent on appropriate governmental funding. The Company provides and/or administers a wide range of on-site healthcare programs, and arranges for and oversees off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed by third parties through arrangements with independent doctors and local hospitals. For the years ended December 31, 2007, 2006 and 2005, revenues from correctional healthcare services accounted for 99.4%, 97.4% and 94.6%, respectively, of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 24 to the Company’s consolidated financial statements.
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
     Contracts accounting for approximately 9.3% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2007 contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates. However, none of these contracts has longer than one year remaining without a termination provision.
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
     The Company has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current outpatient charges and inpatient stays, (ii) a comprehensive cost review system that analyzes the Company’s average costs per inmate at each facility including pharmaceutical utilization and trend analysis available from Maxor, and (iii) a daily operating report to manage off-site utilization.
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
     The Company believes it is one of the largest private providers of healthcare services to county/municipal jails and detention centers in the United States. The Company will continue to focus its business development efforts on those facilities where stabilization and treatment of the population is the primary mission. The Company will also continue to pursue certain opportunities at state prison systems, where in many cases, services are provided to a larger system with a more permanent population. Due to the more permanent population at the state prison facilities, the primary healthcare mission shifts to disease management and treatment.
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
Pharmaceutical Distribution Services
     Prior to May 1, 2007, the Company, through SPP, contracted with federal, state and local governments and certain private entities (including PHS) to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. However, as discussed above in Item 1. “General – Business,” SPP sold certain of its assets to Maxor effective April 30, 2007 which ended the Company’s participation in pharmaceutical distribution services as a separate segment.
     SPP had fiscal year 2007 revenues of approximately $19.0 million, $15.6 million of which related to services provided for PHS or CHS contracted sites, which are eliminated in consolidation. For the year ended December 31, 2007, revenues from correctional pharmacy services, excluding revenues eliminated in consolidation, accounted for approximately 0.6% of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 24 to the Company’s consolidated financial statements.
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
     As of December 31, 2007, the Company had approximately 4,100 employees, including approximately 400 doctors and 2,000 nurses. The Company also utilizes approximately 950 independent contractors, including physicians, dentists, psychiatrists, psychologists and other healthcare professionals. Of the Company’s employees, approximately 600 are represented by labor unions. The Company believes that its employee relations are good.
Seasonality
     The Company’s business of correctional healthcare services is not materially impacted by seasonality.
Competition
     The business of providing correctional healthcare services to governmental entities is highly fragmented and competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it has approximately 5.6% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 9.6% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 1.8% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market.
Government Regulation
     Governmental Regulations and Court Orders. The industries in which the Company operates are subject to extensive federal, state and local regulations and/or orders of judicial authorities, including healthcare, pharmaceutical and safety regulations and judicial orders, decrees and judgments. Some of the regulations and orders are unique to the Company’s industries, and the combination of regulations and orders it faces is unique. Generally, prospective providers of healthcare services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and judicial orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. In addition, the Company’s doctors, nurses and other healthcare professionals who provide services on its behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct. The Company’s services are also subject to operational and financial audits by the governmental agencies with which the Company has contracts and by the courts of competent jurisdiction. The Company may not always successfully comply with these regulations or court orders and failure to comply can result in material penalties, or non-renewal or termination of contracts with correctional facilities, or prohibition from proposing for new business in certain jurisdictions.
     Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Company does not electronically file at present, but may do so in the future, subjecting it to all of the regulations of HIPAA. HIPAA also includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally.
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
Major Contracts
     Substantially all of the Company’s operating revenue is derived from contracts with state, county and local governmental entities. The Company’s Rikers Island, New York contract accounted for approximately 19.6% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2007. The Company’s Commonwealth of Pennsylvania, Department of Corrections contract accounted for approximately 13.4% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2007. No other contract accounted for 10% or more of such revenues during the years ended December 31, 2007, 2006 or 2005. Summaries of the Company’s largest contracts based on healthcare revenues from continuing and discontinued operations combined for the fiscal year ended December 31, 2007, follow below.
     Rikers Island Contract. Effective January 1, 2005, the Company, through PHS, entered into a contract with the New York City Department of Health and Mental Hygiene (“NYCDOH”) to provide management and administrative services with respect to the provision of comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction. The three-year “cost plus fixed fee” contract commenced on January 1, 2005 and was renewed, effective as of January 1, 2008 (the “Renewal Agreement”). Pursuant to the Renewal Agreement, PHS, through arrangements with professional service corporations, who are also parties to the Renewal Agreement, will administer the provision of comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction. The renewed “cost plus fixed fee” contract has a term of three years ending on December 31, 2010. Pursuant to the Renewal Agreement, PHS is subject to mandatory staffing and other performance requirements. Additionally, NYCDOH is required to indemnify PHS and the professional service corporations and their respective employees for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where PHS or the professional service corporations or their respective employees have engaged in intentional misconduct or a criminal act. The Renewal Agreement may be terminated by NYCDOH without cause at any time upon 75 days written notice. PHS shall have the right to terminate the Renewal Agreement upon 90 days written notice in the event its obligations are materially changed by modification to the Renewal Agreement by NYCDOH. NYCDOH may terminate the Renewal Agreement on ten days notice for any material breach, subject to certain cure provisions.
     Commonwealth of Pennsylvania, Department of Corrections. The Company, through PHS, entered into a contract with the Commonwealth of Pennsylvania, Department of Corrections (“Pennsylvania DOC”) on September 1, 2003, for a period of five years for medical services exclusive of mental health and pharmacy. On January 31, 2008, PHS and the Pennsylvania DOC entered into Contract Modification Agreement No. 3 to the current contract, which extended the current contract with Pennsylvania DOC for a period of five additional years through August 31, 2013. The contract covers each of the 27 Pennsylvania state prison system facilities. The Pennsylvania DOC pays the Company a flat rate per month, which is adjusted for changes in inmate population levels. Under the terms of the contract, the Company is reimbursed for the costs of the medical malpractice insurance related to this contract and its exposure to off-site medical costs related to this contract is limited to a specified maximum amount. Pharmacy and mental health services are provided by separate contractors to the Pennsylvania DOC. The contract also contains provisions that allow the Pennsylvania DOC to assess penalties if certain staffing criteria are not maintained. The Pennsylvania DOC may terminate the contract on six months’ notice. The Company may terminate the contract without cause subject to a nine month notice being delivered to the Pennsylvania DOC.
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
     The Company has paid refunds to customers and may be required to pay, or incur expenses investigating claims of, additional refunds. As a result of the internal investigation described in Item 1. “Business – Audit Committee Investigation,” the Audit Committee determined that, in certain instances, SPP did not charge its customers in accordance with applicable contracts. As a result, the Company recorded accruals to provide aggregate refunds to customers of approximately $3.7 million, covering all periods since the Company’s acquisition of SPP in September 2000, plus interest at the applicable federal rate (which ranged from 4% to 9%) during the period covered by the investigation. These amounts represented management’s best estimate of the amounts due to affected customers based on the Audit Committee’s investigation. However, there can be no assurance that a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties are owed to these customers and, that as the result of such assertions, the Company will not incur additional investigation and related expenses or be required to make additional refunds.
     The Company is currently the subject of certain government inquiries and we could become the subject of additional government investigations, enforcement actions or penalties in the future. The Company could be the subject of future government investigations, enforcement actions or penalties. As previously and currently disclosed, the Company is currently the subject of informal inquiries by both the SEC and the U.S. Attorney for the Middle District of Tennessee with respect to those matters that were the subject of the Audit Committee’s internal investigation. In addition, the Company has received notice from the Delaware Department of Justice that it is currently conducting an inquiry into the payment of claims by the Delaware Department of Correction to SPP for pharmaceutical services (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). Both the Audit Committee and the Company have cooperated and intend to continue to cooperate fully with these government entities regarding such inquiries. However, there can be no assurance that either the SEC, the U.S. Attorney, the Delaware Attorney General or any other governmental authority (including, without limitation, the governmental entities with which the Company entered into contractual relationships) will not take any action that would adversely affect the Company as a result of the matters investigated by the Audit Committee. Such actions could result in criminal, civil or other penalties, including the imposition of fines, the termination of existing contracts, the debarment from pursuing future business in certain jurisdictions or additional restatements of the Company’s financial statements. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price.
     The Company is a defendant in a shareholder class action lawsuit and may be required to pay damages in excess of the coverage of its directors and officers liability insurance. The Company and certain of its executive officers have been named defendants in a shareholder class action lawsuit. (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). Additionally, the Company and its current or former directors or officers could be named defendants in future shareholder class actions. Management of the Company is unable to predict the effect that the current or any future lawsuits may have on its business, financial condition, results of operations or stock price.
     Although the Company believes that it has meritorious liability and damages defenses to the securities class action lawsuit and intends to defend it vigorously, it is unable at this time to predict the outcome of this action or reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above.  There is risk that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price.
     The Company’s failure to maintain effective internal control over financial reporting could adversely effect its business and operating results. Under rules of the SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to furnish, in its Annual Report on Form 10-K for each fiscal year, a report by management on its internal control over financial reporting. The Company’s report must contain, among other matters, an assessment of the effectiveness of its internal control over financial reporting as of December 31 of the applicable fiscal year, including a statement as to whether or not its internal control over financial reporting is effective. In the course of the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, it identified material weaknesses in its internal control over financial reporting. Although the Company has taken numerous steps to remediate these material weaknesses and the Company’s management has concluded that such material weaknesses no longer exist as of December 31, 2006 and 2007, it cannot assure you that deficiencies or weaknesses in its controls and procedures will not be identified in the future or that the material weaknesses previously identified and remediated will not become ineffective in the future. The material weaknesses previously identified, as well as any other weaknesses or deficiencies that might be identified in the future, could harm the Company’s business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of its financial reports.
     The Company’s revenue depends on client contracts that are generally terminable without cause and termination of contracts accounting for a significant portion of its revenue could adversely affect its financial condition, results of operations and cash flows. The Company’s operating revenue is derived almost exclusively from contracts with state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency without cause upon proper notice (typically between 60 and 120 days). Governmental agencies may be subject to political influences that could lead to termination of a contract or failure to renew or extend a contract through no fault of the Company. Although the Company generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. As a result, the Company’s portfolio of contracts is subject to change. The changes in the Company’s portfolio of contracts are largely unpredictable, which creates uncertainties about the amount of its total revenues from period to period. The Company must engage in competitive bidding for new business to replace contracts that expire or are terminated. The Company, therefore, has no assurance that it will be able to replace contracts that expire or are terminated or are not renewed on favorable terms or otherwise. The non-renewal or termination of any of the Company’s contracts with governmental agencies could materially affect its financial condition, results of operations and cash flows.
     Additionally, the Company relies on a small number of client contracts for a significant portion of its revenues. The combined revenues of the Company’s Rikers Island, New York and Commonwealth of Pennsylvania, Department of Corrections contracts accounted for approximately 33% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2007. The loss of either of these contracts could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. For more information on the Company’s significant contracts, see Item 1. “Business – Major Contracts.”
     The Company’s cash flow depends on timely payment and any delay or failure of its clients to make payments could adversely affect its results of operations or cash flows. The Company’s cash flow is subject to the receipt of sufficient funding of, and timely payment by, the governmental entities with which it contracts. Economic circumstances at the national, state or local level could affect governmental entity budgets, which could result in insufficient funding, increased pricing pressure or termination of contracts. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. Accordingly, if a governmental entity does not receive sufficient funding to cover its obligations under a healthcare services contract, the contract may be terminated and payment for the Company’s services could be delayed or not occur. The termination of contracts, a significant delay in payment or non-payment could adversely affect the Company’s results of operations or cash flows.
     The Company’s growth will depend on further privatization of correctional healthcare services and it can make no assurances that such privatization will occur. The Company’s future revenue growth will depend in part on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes, based on its internally built projections, that approximately $30 million to $40 million in annualized correctional healthcare contract revenues were newly privatized in 2007 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow at historical rates or at all, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.
     Negative publicity concerning the Company or its business could adversely affect the Company’s business or results of operations. Negative publicity regarding the provision of correctional healthcare services by for-profit companies, including the Company, or specific alleged actions or inactions of the Company could adversely affect the Company’s results of operations or business. Privatization of healthcare services for correctional facilities may encounter resistance from groups or constituencies that believe that healthcare services to correctional facilities should only be provided by governmental agencies. Negative publicity regarding the privatization of correctional healthcare services or specific alleged actions or inactions of the Company may result in increased regulation and legislative review of industry practices that further increase the Company’s costs of doing business and adversely affect its results of operations by:
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
     The Company is subject to extensive government regulations and its failure to comply with such regulations could adversely affect its business or results of operations. Failure to comply with governmental regulations and/or orders of judicial authorities could result in material penalties or non-renewal or termination of the Company’s contracts to manage correctional and detention facilities. The industry in which the Company operates is subject to extensive federal, state and local regulations, including educational, healthcare, pharmacy and safety regulations and judicial orders, decrees and judgments. Some of the regulations are unique to the Company’s industry, and the combination of regulations it faces is unique. Generally, providers of healthcare services to correctional facilities must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations and court orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. The Company may not always successfully comply with these regulations or court orders, and failure to comply can result in material penalties, sanctions or non-renewal or termination of contracts, which could have a materially adverse affect on its business and results of operation. For a discussion of certain specific governmental regulations, see Item 1. “Business – Government Regulations.”
     The Company is subject to audits and investigations of governmental agencies, which could result in reduced reimbursements from its clients, refunds to its clients or civil or criminal penalties. Certain of the governmental agencies with which the Company contracts have the authority to audit and investigate its contracts with them. As part of that process, government agencies may review the Company’s performance of the contract, its pricing practices, its cost structure and its compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that the Company has improperly allocated costs to a specific contract, it may not be reimbursed for those costs, and it could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by the Company, it may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain government entities. Any adverse determination could adversely impact the Company’s ability to bid in response to RFPs in one or more jurisdictions. Additionally, as a result of these governmental agency investigations and audits, the Company’s collections of balances due from its customers could be substantially delayed. For more information on the Company’s risk of accounts receivable collection, see the section titled “Collectibility of Accounts Receivable” below.
     The Company’s business is highly competitive and increased competition could harm its business and operating results. The business of providing correctional healthcare services to governmental agencies is highly competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it has approximately 5.6% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates has approximately 9.6% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates has approximately 1.8% of such market. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to successfully bid against the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share and could seriously harm the Company’s business and operating results.
     The Company’s growth strategy in part depends on its ability to identify, fund and integrate any future acquisitions and no assurances can be made that it will do so successfully. The Company’s expansion strategy involves both internal growth and, as opportunities become available, acquisitions. The inability to identify, fund and successfully integrate future acquisitions may seriously reduce the Company’s potential growth.
     Certain of the Company’s contracts expose it to costs related to catastrophic events, and therefore any such event could adversely affect the Company’s financial condition or results of operations. Contracts accounting for approximately 9.3% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2007 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits and has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, there can be no assurance that the

Company will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of those catastrophic limits could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.
     The Company depends on key personnel, the loss of whom could adversely affect its business and operating results. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Company has employment contracts with Michael Catalano, Chairman and Chief Executive Officer; Lawrence H. Pomeroy, Senior Vice President and Chief Development Officer; Michael W. Taylor, Executive Vice President and Chief Financial Officer; and Richard Hallworth, President and Chief Operating Officer of the Company and the Chief Executive Officer of PHS, as well as certain other key personnel. The Company does not maintain key man life insurance on any member of its senior management.
     The Company faces significant competition for qualified healthcare professionals and its failure to attract such professionals could adversely affect its operating results. The Company faces stiff competition for staffing, which may increase its labor, professional liability and other costs (including contractually mandated penalties) and reduce profitability. The Company competes with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of physicians, nurses and other medical support personnel is a significant operating issue to healthcare businesses. This scarcity may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts are structured as fixed fee and/or population based contracts, the Company’s ability to pass along increased labor cost is limited. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to gain new contracts. Moreover, lack of success in this area could further result in the provision of negligent healthcare services or in the provision of untimely healthcare services, or in the allegation of such negligent or untimely services (whether valid or invalid), any or all of which could increase the Company’s exposure to professional, medical, pharmaceutical or other liability expenses. See the section titled, “Corporate Exposure to Professional Liability and Insurance Costs” below. Additionally, approximately 50% of the Company’s contracts contain financial penalties that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2007, the Company incurred revenue deductions related to these criteria totaling approximately $0.8 million, or 0.1% of the Company’s total healthcare revenues from continuing operations and discontinued operations combined.
     As a result of its business, the Company is exposed to professional liability claims and can make no assurances that adequate levels of liability insurance will continue to be available or that it will not be exposed to claims in excess of its insurance coverage. The Company’s business ordinarily results in the Company becoming involved in actions for medical malpractice and other claims related to the provision of healthcare services with the attendant risk of substantial damage awards, or court endorsed non-monetary relief such as changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates (or their successors) alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals or entities with whom it contracts. All but one of the Company’s contracts generally provides for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional and general liability insurance; however, due to the use of adjustable premium policies in 2002 through 2006, with respect to a majority of its inmates, the Company is effectively self-insured for professional liability claims incurred under its primary program. For 2007, the Company is insured through a claims made policy subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. In addition to its primary program, the Company also has traditional risk transfer insurance policies that relate to certain specific healthcare services contracts. Many of the Company’s independent contractors maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. The Company indemnifies and pays for such coverage for some of its independent contractors. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. However, there can be no assurance that a future claim or claims will not exceed management’s loss estimates or the limits of available insurance coverage.
     If the Company is unable to obtain adequate levels of insurance at reasonable costs its business and results of operations may be adversely affected. Adequate levels of malpractice and other liability insurance may not continue to be available at a reasonable price. The Company is dependent on the financial health of the insurance carriers with whom it has insurance policies. Substantially all of the Company’s contracts require the Company to be insured at certain levels. Failure to obtain sufficient levels of professional liability insurance or deterioration in an insurance carrier’s financial health may expose the Company to significant financial or contractual losses.

     The Company’s business depends on the operation of its information technology systems and the failure or disruption of these systems could adversely affect its results of operations. The Company depends on its information technology systems for timely and accurate information. Failure to maintain effective and efficient information technology systems or disruptions in the Company’s information technology systems could cause disruptions in its business operations, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, potential regulatory problems, increases in administrative expenses and other adverse consequences.
     The Company is dependent on its credit facility for its capital requirements and it can make no assurances that it will be able to obtain alternative financing. The Company’s debt consists of a credit facility dated February 22, 2008 with CapitalSource Finance LLC. The Company is dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements.
     The credit facility requires the Company to meet certain financial covenants related to minimum levels of earnings. The financial covenants contained in the credit facility are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” contained in this Annual Report on Form 10-K. Should the Company fail to meet its projected results, fail to remain in compliance with the terms of the credit facility or fail to obtain a waiver, amendment or other curative document, in the event of default, it may be forced to seek alternative sources of financing. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.
     An increase in inflation could adversely affect the Company’s operating results. Some of the Company’s contracts provide for annual increases in the fixed base fee based upon changes in the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate of its cost of services when bidding and negotiating the fixed fee for future years. If inflation exceeds projected levels, depending on the contract structure, the Company’s profitability could be adversely affected.
     The Company is required to maintain performance bonds and if it is unable to obtain or renew such bonds its financial condition and results of operations could be adversely affected. The Company is required under certain contracts to provide a performance bond. At December 31, 2007, the Company had outstanding performance bonds totaling $10.2 million. The performance bonds are renewed on an annual basis. The market for performance bonds was severely impacted by certain corporate failures in recent years and the events of September 11, 2001 and continues to be impacted by general economic conditions. Consequently, the sureties for the Company’s performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The Company has letters of credit in the amount of $5.0 million at December 31, 2007 that collateralize these performance bonds, reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a negative effect on the Company’s ability to retain existing contracts or be awarded new contracts.
     A change in the Company’s estimate of collectibility, or a delay in collection, of its accounts receivable, could adversely affect its results of operations. The Company’s accounts receivable are stated at estimated net realizable value. The Company recognizes allowances for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, client funding and/or political pressures, discussions with clients and historical experience. If circumstances change, estimates of the recoverability of receivables would be further adjusted and such adjustments could have a material adverse effect on the Company’s results of operations in the period in which they are recorded. Additionally, the timing of the collection of accounts receivable, if delayed, could have a material adverse effect on the Company’s cash flows from operations, days sales outstanding in accounts receivable, cash balances and debt levels outstanding.
     The Company depends on Maxor to supply it with pharmaceuticals and medical supplies and if Maxor fails to supply it at sufficient levels the Company’s financial condition and results of operations could be adversely affected. As discussed in Item 1. “Business – General,” on April 12, 2007, SPP and PHS, as guarantor, entered into an asset purchase agreement with Maxor whereby SPP agreed to sell certain of its assets at net book value. The closing of the Transaction occurred on May 3, 2007, with an effective date as of April 30, 2007. As a condition to the closing of the Transaction, Maxor and PHS entered into a Services Agreement, pursuant to which Maxor will be the provider of pharmaceuticals and medical supplies to PHS. If Maxor cannot provide pharmaceuticals or related services at either a cost or service level sufficient to allow the Company to meet its contractual obligations with its customers, the Company’s financial condition and results of operations could be negatively impacted.
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company occupies approximately 37,317 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in April 2009.  The Company leases additional office facilities in Alameda, California; Verona, New Jersey; Richmond, Virginia; East Elmhurst, New York; Camp Hill, Pennsylvania; and Burlington, Vermont.  While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.
Item 3. Legal Proceedings
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict and, alternatively, seeking a new trial. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. In light of its ruling, the trial court did not rule on EMSA’s motion for a new trial. The indemnity award was unaffected by such ruling and still stood as entered. Both parties have appealed this ruling to the United States Court of Appeals for the Second Circuit. On June 28, 2007, the Court of Appeals issued a Summary Order whereby it remanded the case to the trial court so that the trial court could rule on EMSA’s motion for a new trial. Accordingly, the Second Circuit ruled that it will not proceed further until the trial court so rules on the motion for a new trial. On August 13, 2007, the trial court vacated the remainder of the verdict and ordered a new trial. The new trial was scheduled to begin on February 25, 2008. However, on February 12, 2008, the plaintiff and EMSA reached a full settlement of the entire case against all parties which resulted in no loss to the Company. As this settlement is the full and final resolution of this matter, the Company now considers this matter closed.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the trial court dismissed plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2007, the Company has no reserves associated with this proceeding.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleged that, pursuant to a contract between plaintiff and PHS, plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleged that PHS failed to pay for such services. PHS accrued for the costs associated with these services, net of customary adjustments made in the claims adjudication process (the “Accrued Amount”), which Accrued Amount PHS believes reflects the amount, if any, owed to the plaintiff. PHS believes that it had viable defenses and counterclaims as to this cause of action. On July 16, 2007, PHS filed its Motion for Leave to Amend the Pleadings (“Motion for Leave”), seeking leave of the Court to add a counterclaim alleging breach of the same contract by plaintiff. The Court granted PHS’ Motion for Leave on September 28, 2007. On February 22, 2008, the parties entered into a Settlement Agreement and mutual release resolving all claims arising out of and relating to the lawsuit. Effective February 26, 2008, the Court granted the parties Joint Stipulation of Dismissal thereby dismissing the case with prejudice. Therefore, the Company considers this matter closed.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action and intends to vigorously defend itself. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of December 31, 2007, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2007, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.2 million dollars owed to PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.8 million of these receivables relate to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represent interest accrued on the past due balances under the terms of the Agreement. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleges that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleges (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. The parties are currently in the initial phases of discovery. PHS believes HCSO’s counterclaims are without merit and intends to vigorously defend against them.
     PHS has recorded reserves totaling approximately $0.4 million related to these receivables. However, due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between PHS and HCSO, there is a heightened risk of uncollectibility related to these receivables. PHS believes that the receivables are contractually due under the terms of the Agreement and that HCSO has the resources to make payment. As a result, PHS believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company and its financial position.
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
     Finally, as a result of the termination discussed above and the County’s claims of default, as of December 31, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
Other Matters
     The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses at December 31, 2007. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on The Nasdaq Global Select Market’s National Market System under the symbol “ASGR.” As of March 1, 2008, there were approximately 67 registered holders of record of the Company’s common stock. The high and low bid prices of the Company’s common stock as reported on The Nasdaq Global Select Market during each quarter from January 1, 2006 through December 31, 2007 are shown below:

Quarter Ended	High	Low
March 31, 2006	19.73	11.32
June 30, 2006	15.52	12.26
September 30, 2006	16.10	11.00
December 31, 2006	16.41	12.82
March 31, 2007	17.00	13.75
June 30, 2007	18.93	14.68
September 30, 2007	17.37	9.64
December 31, 2007	13.16	6.94
     The Company did not pay cash dividends on its common stock during the years ended December 31, 2007 or 2006. The Company has not paid any cash dividends and expects for the foreseeable future to retain all of its earnings to finance the development of its business. In addition, under the terms of its credit facility, the Company is prohibited without the Lenders’ consent from paying cash dividends on its common stock.
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over an approximate two-year period. Under the stock repurchase program, no shares could be repurchased directly from officers or directors of the Company and the common stock repurchased was retired. The repurchase program did not obligate the Company to acquire any particular amount of common stock. During the year ended December 31, 2007, the Company repurchased and retired a total of 865,200 common shares at an aggregate cost of approximately $13.7 million. As of December 31, 2007 and since the inception of the stock repurchase program, which expired in July 2007, the Company repurchased and retired a total of 1,978,136 common shares at an aggregate cost of approximately $29.0 million.
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility.

     Item 6. Selected Financial Data

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Healthcare revenues	$489,087	$472,593	$437,381	$405,946	$328,842
Income (loss) from continuing operations before income taxes	(2,297)	(10,023)	(4,534)	3,911	(504)
Income (loss) from continuing operations	(1,558)	(6,611)	(2,887)	9,217	(1,333)
Income from discontinued operations, net of taxes	4,373	3,231	7,252	693	12,681
Net income (loss)	2,815	(3,380)	4,365	9,910	11,348

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.17)	$(0.63)	$(0.27)	$0.86	$(0.14)
Income from discontinued operations, net of taxes	0.47	0.31	0.67	0.06	1.32

Net income (loss)	$0.30	$(0.32)	$0.40	$0.92	$1.18

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.17)	$(0.63)	$(0.27)	$0.84	$(0.14)
Income from discontinued operations, net of taxes	0.47	0.31	0.67	0.06	1.32

Net income (loss)	$0.30	$(0.32)	$0.40	$0.90	$1.18

Weighted average common shares outstanding – basic	9,395	10,511	10,824	10,721	9,597
Weighted average common shares outstanding – diluted	9,395	10,511	10,824	11,048	9,597
Cash dividends per share	—	—	—	—	—
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Company’s consolidated financial statements included in this Annual Report for a description of the reclassification from continuing operations to discontinued operations of contracts terminating subsequent to January 1, 2002. During 2004, the Company recorded a pre-tax charge of $5.2 million for final settlement of a Florida legal matter and an income tax benefit of $6.6 million related to the reversal of substantially all of a previously recorded valuation allowance. During 2004, the Company also recorded a loss contract charge totaling $12.8 million which is reflected as a component of income from discontinued operations, net of tax, in the Company’s consolidated statements of operations. During 2006, the Company recorded a non-cash impairment charge for goodwill of $3.0 million related to the Company’s pharmaceutical distribution services segment. During 2007, 2006, 2005 and 2004, the Company recorded increases of approximately $10.5 million, $4.2 million, $4.3 million and $4.7 million, respectively, to healthcare expenses as a result of adverse development related to professional liability claims. During 2007, 2006 and 2005, the Company incurred Audit Committee investigation and related expenses totaling $0.1 million, $5.3 million and $3.7 million, respectively, related to an internal investigation into matters at SPP. During 2007 and 2006, the Company recognized share-based compensation cost of $3.2 million and $4.2 million, respectively, as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) effective January 1, 2006. See Item 1A. “Risk Factors” for a discussion of items that could affect the Company’s results of operations in the future.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(5,004)	$4,796	$4,353	$(6,371)	$(22,757)
Total assets	150,920	184,183	205,237	207,450	158,471
Long-term debt, including current portion	7,500	10,000	12,500	—	3,559
Stockholders’ equity	39,650	46,454	56,004	52,940	36,006
     The working capital amounts as of December 31, 2007, 2006, 2005 and 2003 include $7.5 million, $10.0 million, $12.5 million and $0.4 million, respectively, of borrowings outstanding under the Company’s revolving credit facilities in place on those dates which were classified as current liabilities in accordance with the guidance in the Financial Accounting Standard Board’s Emerging Issues Task Force Consensus 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”) as discussed below. Borrowings outstanding at December 31, 2007 were current due to the fact that the credit facility was scheduled to mature within a year from the balance sheet date. Borrowings outstanding at December 31, 2003, 2005 and 2006 were scheduled to mature at a date in excess of a year from the respective balance sheet dates; however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facilities have been classified as current liabilities in accordance with the guidance in EITF 95-22.

For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” or Note 14 to the Company’s Consolidated Financial Statements included in this Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this report.
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

     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005.

	Percentage of Revenue from Continuing Operations
	For the Year Ended	For the Year Ended	For the Year Ended
Contract Category	December 31, 2007	December 31, 2006	December 31, 2005
Fixed Fee	13.7%	15.3%	13.2%
Population Based	60.8%	58.5%	55.2%
Cost Plus a Fee	24.8%	22.6%	23.6%
Pharmacy Revenue*	0.7%	3.6%	8.0%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor.

For more information, see Item 1. “General – Business.”
     Contracts under the population based and fixed fee categories generally have similar margins which are higher than margins for contracts under the cost plus a fee category. Cost plus a fee contracts generally have lower margins but with much less potential for variability due to the limited risk involved. The Company’s profitability under each of the three general contract categories discussed above varies based on the level of risk assumed under the contract terms with the most potential for variability being in contracts under the population based or fixed fee categories which do not contain the risk mitigating provisions related to off-site utilization described above. For the year ended December 31, 2007, contracts accounting for approximately 9.3% of the Company’s correctional healthcare services revenues from continuing operations do not contain such risk mitigating provisions.
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing and/or administering the managed care including the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. The cost of healthcare services provided, administered or contracted for are recognized in the period in which they are provided and/or administered based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay. An actuarial analysis is also prepared at least quarterly as an additional tool to be considered by management in evaluating the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2007, 2006 and 2005, the Company recorded decreases of approximately $6.1 million, $0.6 million and $2.2 million, respectively, to its prior year claims liabilities as a result of revisions to its estimated claims expense. The impact to net income (loss) of these reductions to the Company’s claims reserves and associated expense is dependent upon whether any of the associated customer contracts contained provisions limiting risk of off-site costs. For 2007, the overall decrease in claims liabilities is net of an increase to the claims liabilities associated with two former full risk contracts resulting in a negative impact to the Company’s net income (loss) of $0.7 million. The reductions to claims reserves in 2006 and 2005 did not result in a significant impact to the Company’s net income (loss) as the changes occurred primarily at contracts which contained provisions limiting risk of off-site costs and, as a result, were off-set by corresponding reductions to revenue.
     Additionally, along with other information, an actuarial analysis is prepared at least quarterly as an additional tool in evaluating the adequacy of the Company’s reserves for self-insurance retention for certain reported as well as unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and noncurrent portion of accrued expenses on the accompanying consolidated balance sheets. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made and a corresponding change in healthcare expenses.
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
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records a reserve for contractual allowances in circumstances where it concludes that a loss from such disputes is probable. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     As discussed more fully in Part I – Item 3. “Legal Proceedings,” at December 31, 2007, PHS had approximately $1.2 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.8 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. HCSO has, to date, refused to make payments on the outstanding receivables arguing that the Company had not adequately researched whether there was alternative third party insurance payors who should have paid for the offsite medical services in question. The Company believes that its process for identifying such potential third party payors complied with the terms of its contract with HCSO. On November 5, 2007, the Company filed a formal complaint seeking collection of the outstanding receivables. On February 12, 2008, HCSO filed a counter claim seeking $0.6 million for alleged damages (see Part I – Item 3. “Legal Proceedings”). Discovery is currently proceeding on both claims. The Company believes HCSO’s counter claim is without merit and intends to vigorously defend against it. The Company has recorded reserves totaling approximately $0.4 million related to these receivables. Due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between the Company and the former client, there is a heightened risk of uncollectibility related to these receivables. However, the Company had valid contracts with this former client under which services were priced, performed and billed; therefore, the Company believes that these receivables are contractually due under the terms of the expired contract and that the former client has the resources to make payment. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company and its financial position. These receivables are classified as other noncurrent assets in the Company’s consolidated balance sheet.
     As discussed more fully in Part I – Item 3. “Legal Proceedings,” PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the three lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company is of the opinion that it will prevail in this lawsuit as it continued to provide services to the County as desired by the County and the amounts are fixed in nature and were billed in accordance with the terms of the expired contract (Part I – Item 3. “Legal Proceedings”). Accordingly, the Company believes that the outstanding accounts receivable from the County to the Company represent valid receivables for services rendered by the Company and any amounts ultimately deemed to be uncollectible, if any, will not be material to the financial statements. These receivables are classified as other noncurrent assets in the Company’s consolidated balance sheet.
     The Company had two contracts with a former client one of which was terminated by the Company in December 2006 and the other expired in January 2007. As of December 31, 2007, the Company has $2.7 million in outstanding receivables due from this former client resulting from contractual billings for services rendered by the Company. Collection of these receivables has been delayed pending the completion of a reconciliation of amounts due to the former client by the Company related to services rendered on behalf of the Company at a medical facility operated by the former client. As of December 31, 2007, this reconciliation is substantially complete and the Company has recorded liabilities totaling $2.2 million due to the former client which represents its best estimate of the amounts due the former client for the services rendered to the Company. These liabilities are recorded in accounts payable and accrued expenses in the Company’s consolidated balance sheet. The Company believes it will complete this reconciliation process during 2008 and at that time, will collect the outstanding receivable balances. Although there is a heightened risk of uncollectibility related to this amount due to the age of this receivable, the Company believes the risk of a material loss is not probable and that no reserves are required at this time.
     The Company is involved in a dispute with a former client whose contract term ended on October 31, 2007, where the client withheld approximately $2.2 million from payments of receivables due the Company. The Company has recorded approximately $1.5 million of contractual allowances which it estimates as the amount potentially due to the client related to staffing penalties under the contract. The Company is challenging the former clients ability to assess staffing penalties under the initial term of the contract and the method of calculating the assessment. The remaining $0.7 million of the withheld amount due from this former client is primarily related to liquidated damages assessed by the former client. The Company is challenging this amount withheld for liquidated damages as well as the process by which the damages were estimated by the former client. The contract with the former client sets forth specific items for which damages could be assessed and maximum amounts for each item. The former client’s assessment of damages did not relate to items for which damages could be assessed under the terms of the contract nor did it provide a calculation of the method used to estimate the damages for the alleged deficiencies. Therefore, the Company has recorded no reserve for this remaining amount totaling $0.6 million. Although there is a heightened risk of uncollectibility related to this amount due to the dispute and age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
     The Company is involved in a dispute with a current client over billed receivables totaling approximately $1.0 million net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. The Company has a valid contract with this client under which services were performed, priced and billed. Although there is a heightened risk of uncollectibility related to this amount due to the age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
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
Professional and General Liability Self-Insurance Retention
     As a healthcare provider, the Company’s business occassionally results in actions for negligence and other causes of action related to its provision of healthcare services with the attendant risk of substantial damage awards, or court ordered non-monetary relief such as, changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging negligent healthcare services, deliberate indifference to their medical needs or the lack of timely or adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals with whom it contracts. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents.
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
     At December 31, 2007, the Company’s reserves for both known and incurred but not reported claims totaled $19.7 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2007, 2006 and 2005, the Company recorded increases of approximately $10.5 million, $4.2 million and $4.3 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     As of December 31, 2007, the Company has approximately $8.3 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.0 million of this amount is related to workers’ compensation claims, of which approximately $4.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2007, 2006 and 2005, the Company recorded an increase of approximately $1.0 million, an increase of approximately $0.2 million and a decrease of approximately $1.4 million, respectively, to its prior year other self-insurance reserves as a result of revisions to its estimated claims experience.
Legal Contingencies
     In addition to professional and general liability claims, the Company is also subject to other legal proceedings in the ordinary course of business. Such proceedings generally relate to labor, employment or contract matters. When estimable, the Company accrues an estimate of the probable costs for the resolution of these claims. Such estimates are developed in consultation with outside counsel handling the Company’s defense in these matters and are based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe any of these current proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with such litigation. See discussion of certain outstanding legal matters in Part I – Item 3. “Legal Proceedings.”

Intangible Assets and Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2007. Based on the results of this annual review, management has determined that goodwill is not impaired as of December 31, 2007. Future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” SFAS No. 109 further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At December 31, 2007, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return. Prior to adoption of FIN 48, the Company had a tax contingency accrual totaling $0.5 million reflected as a component of accrued liabilities. However, as a result of this review and the adoption of FIN 48 effective January 1, 2007, the Company decreased its tax contingency accrual by $0.5 million and increased retained earnings by a corresponding amount.

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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at December 31, 2007, there is no accrued interest and penalties included in income tax expense for the year ended December 31, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2007. Additionally, open tax years related to certain state and local jurisdictions remain subject to examination.
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

	Year Ended December 31,
	2007	2006	2005
Healthcare revenues	100.0%	100.0%	100.0%
Healthcare expenses	93.9	93.8	94.8

Gross margin	6.1	6.2	5.2
Selling, general and administrative expenses	5.4	5.3	4.1
Corporate restructuring expenses	0.1	—	—
Audit Committee investigation and related expenses	—	1.1	0.8
Depreciation and amortization	0.7	0.9	0.9
Impairment of goodwill	—	0.6	—
Discontinued acquisition expenses	—	—	0.2

Loss from operations	(0.1)	(1.7)	(0.8)
Interest, net	0.4	0.4	0.3
Late fee income	—	—	0.1

Loss from continuing operations before income tax benefit	(0.5)	(2.1)	(1.0)
Income tax benefit	(0.2)	(0.7)	(0.3)

Loss from continuing operations	(0.3)	(1.4)	(0.7)
Income from discontinued operations, net of taxes	0.9	0.7	1.7

Net income (loss)	0.6	(0.7)	1.0

     As discussed in Note 7 to the Company’s consolidated financial statements, the Company is applying the discontinued operations provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), to all correctional healthcare service contracts that expire subsequent to January 1, 2002. SFAS No. 144 requires the Company to follow the income statement presentation format described in SFAS No. 144. The results of operations of contracts that expire, less applicable income taxes, are classified on the Company’s consolidated statements of operations separately from continuing operations. The presentation prescribed for discontinued operations requires the collapsing of healthcare revenues and expenses, as well as other specifically identifiable costs, into the income or loss from discontinued operations. Items such as indirect selling, general and administrative expenses or interest expense cannot be allocated to expired contracts. The application of the SFAS No. 144 accounting presentation to expired contracts has no impact on net income, earnings per share, total cash flows or stockholders’ equity. As a result of the application of SFAS No. 144, “healthcare revenues” and “healthcare expenses” on the Company’s consolidated statements of operations for any period presented will only include revenues and expenses from continuing contracts.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2007 increased $16.5 million, or 3.5%, from $472.6 million in 2006 to $489.1 million in 2007. Healthcare revenues in 2007 included $7.2 million of revenue growth resulting from new correctional healthcare services contracts added in 2007 and 2006 through marketing activities. Correctional healthcare services contracts in place at December 31, 2005 and in continuing operations at December 31, 2007, experienced revenue growth of 5.2% consisting of an increase in revenue of $23.1 million during 2007 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $13.8 million as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 1. “Business – General.” As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2007 increased $15.9 million, or 3.6%, from $443.3 million, or 93.8% of revenues, in 2006 to $459.2 million, or 93.9% of revenues, in 2007. Included in healthcare expenses for the year ended December 31, 2007 and 2006 is approximately $0.3 million and $0.4 million, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2006 and 2007 through marketing activities accounted for $6.2 million of the increase. Correctional healthcare services contracts in place at December 31, 2005 and in continuing operations at December 31, 2007 accounted for $25.3 million of the increase as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $10.5 million and $4.2 million for the years ended December 31, 2007 and 2006, respectively, as a result of adverse development related to professional liability claims. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $15.5 million primarily as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 1. “Business – General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $26.3 million, or 5.4% of revenues, and $25.0 million, or 5.3% of revenues, for the years ended December 31, 2007 and 2006, respectively. Included in the selling, general and administrative expenses for the years ended December 31, 2007 and 2006 is approximately $2.9 million and $3.9 million, respectively, related to share-based compensation expense. The increase in selling, general and administrative expenses in the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of increases in the Company’s infrastructure in areas such as clinical information technology applications, finance and operations.
     Corporate Restructuring expenses. Corporate restructuring expenses were $0.4 million for the year ended December 31, 2007, which related to the elimination of certain administrative and operational positions as part of a Company-wide cost reduction process implemented in the third and fourth quarters of 2007. There were no corporate restructuring expenses incurred in the year ended December 31, 2006.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.1 million for the year ended December 31, 2007 as compared to $5.3 million for the year ended December 31, 2006. The Audit Committee investigation and related expenses incurred in the years ended December 31, 2007 and 2006 related to the legal costs of processing customer refunds and the costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. See Item 3. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal maters.
     Depreciation and amortization. Depreciation and amortization expense was $3.8 million and $4.1 million for the years ended December 31, 2007 and 2006, respectively.
     Impairment of goodwill. For the year ended December 31, 2006, the Company recorded a non-cash impairment charge totaling $3.0 million related to its pharmaceutical distribution services segment. The charge was recorded to write off the carrying value of goodwill based on the Company’s annual impairment analysis as required by SFAS No. 142. There was no impairment of goodwill recorded for the year ended December 31, 2007.
     Interest, net. Net interest expense decreased to $1.6 million in 2007, from $1.9 million in 2006. This decrease is primarily the result of a decrease in average borrowings outstanding.
     Income tax benefit. The income tax benefit for the year ended December 31, 2007 was $0.7 million as compared to $3.4 million in 2006. See Note 15 to the Company’s consolidated financial statements for more information on the Company’s income tax benefit.
     Loss from continuing operations. The loss from continuing operations for the year ended December 31, 2007 was $1.6 million, or 0.3% of revenues, as compared with $6.6 million, or 1.4% of revenues, in 2006.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes for the year ended December 31, 2007 was $4.4 million, as compared with $3.2 million, in 2006. Income from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 to the Company’s consolidated financial statements for further discussion of SFAS No. 144.
     Net income (loss). Net income for the year ended December 31, 2007 was $2.8 million, or 0.6% of revenues, as compared with a net loss of $3.4 million, or 0.7% of revenues, in 2006. The increase is due to the factors discussed above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2006 increased $35.2 million, or 8.1%, from $437.4 million in 2005 to $472.6 million in 2006. Healthcare revenues in 2006 included $33.8 million of revenue growth resulting from new correctional healthcare services contracts added in 2006 and 2005. Correctional healthcare services contracts in place at December 31, 2004 and in continuing operations at December 31, 2007, experienced revenue growth of 5.0% consisting of an increase in revenue of $19.0 million during 2006 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $17.6 million primarily as a result of the loss of two distribution customers in 2005 and one distribution customer in June 2006. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2006 increased $28.8 million, or 6.9%, from $414.5 million, or 94.8% of revenues, in 2005 to $443.3 million, or 93.8% of revenues, in 2006. Included in healthcare expenses for the year ended December 31, 2006 is approximately $0.4 million related to share-based compensation expense. No such share-based compensation expense was recorded in the year ended December 31, 2005. Expenses related to new correctional healthcare services contracts added in 2005 and 2006 through marketing activities accounted for $31.6 million of the increase. Correctional healthcare services contracts in place at December 31, 2004 and in continuing operations at December 31, 2007 accounted for $11.4 million of the increase as a result of increases in the levels of staff and staff compensation and increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $14.6 million as a result of the decrease in SPP pharmaceutical distribution revenue discussed above.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2006 increased $6.9 million from $18.1 million, or 4.1% of revenues, in 2005 to $25.0 million, or 5.3% of revenues, in 2006. Included in the selling, general and administrative expenses for the years ended December 31, 2006 and 2005 is approximately $3.9 million and $0.1 million, respectively, related to share-based compensation expense. The share-based compensation expense recorded in 2005 was related to restricted stock granted to directors in 2004 and 2005. The increase in share-based compensation is due to the adoption of SFAS No. 123(R) effective January 1, 2006. The remaining increase in selling, general and administrative expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily the result of salary increases as the Company further developed its operational team and consulting expense related to management and director searches and SPP efficiency improvements. As of June 30, 2005, the Company no longer has contracts classified as loss contracts, therefore there were no overhead costs associated with the Company’s loss contracts charged against the loss contract reserve during the year ended December 31, 2006. Approximately $0.6 million in overhead costs associated with the Company’s loss contracts was charged against the loss contract reserve during the year ended December 31, 2005.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $5.3 million, for the year ended December 31, 2006 as compared to $3.7 million, for the year ended December 31, 2005. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2006 and 2005 related to an internal investigation conducted by the Audit Committee primarily to determine whether SPP provided pricing of pharmaceuticals in accordance with applicable contract terms and whether some of the accruals and reserves maintained by SPP were established and utilized in accordance with generally accepted accounting principles as well as the legal costs of processing customer refunds and the costs of inquiry respones and lawsuit defenses.
     Depreciation and amortization. Depreciation and amortization expense for each of the years ended December 31, 2006 and 2005 was $4.1 million and $4.0 million, respectively.
     Impairment of goodwill. For the year ended December 31, 2006, the Company recorded a non-cash impairment charge totaling $3.0 million related to its pharmaceutical distribution services segment. The charge was recorded to write off the carrying value of goodwill based on the Company’s annual impairment analysis as required by SFAS No. 142.
     Discontinued acquisition expenses. There were no discontinued acquisition expenses incurred in the year ended December 31, 2006. Discontinued acquisition expenses were $0.7 million, for the year ended December 31, 2005. The discontinued acquisition expenses incurred in the year ended December 31, 2005 related to a potential acquisition of a healthcare company outside of the corrections sector. These acquisition discussions were discontinued in late July 2005.
     Interest, net. Net interest expense increased to $1.9 million in 2006 from $1.2 million in 2005 as a result of an increase in average borrowings outstanding and an increase in the prevailing interest rates during 2006. Such increase in borrowings resulted from the Company’s minimum outstanding borrowings requirement under the terms of its previous Credit Agreement.

     Late fee income. There was no late fee income received in the year ended December 31, 2006. Late fee income was $0.2 million for the year ended December 31, 2005. The late fee income received in the year ended December 31, 2005 was related to past due accounts receivable balances due from a client.
     Income tax benefit. The income tax benefit for the year ended December 31, 2006 was $3.4 million, as compared with $1.6 million in 2005. See Note 15 to the Company’s consolidated financial statements for more information on the Company’s income tax benefit.
     Loss from continuing operations. The loss from continuing operations for the year ended December 31, 2006 was $6.6 million, as compared with $2.9 million in 2005.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes for the year ended December 31, 2006 was $3.2 million, or 0.7% of revenues, as compared with $7.3 million, or 1.7% of revenues for the year ended December 31, 2005. Income from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 to the Company’s consolidated financial statements for further discussion of SFAS No. 144. Approximately $6.7 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the loss contract reserve during the year ended December 31, 2005. There was no negative operating margin related to the Company’s loss contracts classified as discontinued operations charged against the loss contract reserve during the year ended December 31, 2006.
     Net income (loss). The net loss for the year ended December 31, 2006 was $3.4 million or 0.7% of revenues, as compared with net income of $4.4 million, or 1.0% of revenues, in 2005. The decrease is due to the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had negative working capital of $5.0 million at December 31, 2007 compared to positive working capital of $4.8 million at December 31, 2006. Days sales outstanding in accounts receivable were 45 at December 31, 2007 while accounts payable days outstanding at December 31, 2007 were 39 and medical claims liability days outstanding at December 31, 2007 were 103. Days sales outstanding in accounts receivable were 46 at December 31, 2006 while accounts payable days outstanding at December 31, 2006 were 34 and medical claims liability days outstanding at December 31, 2006 were 88.
     The Company had net income of $2.8 million for the year ended December 31, 2007 compared to a net loss of $3.4 million for the year ended December 31, 2006. The Company had stockholders’ equity of $39.7 million at December 31, 2007 as compared to $46.5 million at December 31, 2006. The Company’s cash and cash equivalents decreased to $9.0 million at December 31, 2007 from $13.7 million at December 31, 2006. The decrease in cash and cash equivalents was primarily the result of net cash used in financing activities for stock repurchases offset by cash flow provided by operating and investing activities. The Company’s outstanding balance on its credit facility was $7.5 million at December 31, 2007 compared to $10.0 million at December 31, 2006.
     Cash flows from operating activities represent net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense, impairment of goodwill, deferred income taxes and increases or reductions in the reserve for loss contracts. Cash flows provided by operating activities were $9.5 million for the year ended December 31, 2007 as compared with $25.3 million for the year ended December 31, 2006. The decrease in cash flows from operating activities of $15.8 million was primarily due a total reduction of $17.0 million in accrued medical claims liability and accrued expenses for the year ended December 31, 2007 compared to a total reduction of $2.1 million in accrued medical claims liability and accrued expenses for the year ended December 31, 2006.
     Cash flows provided by investing activities were $1.5 million for the year ended December 31, 2007 which consisted of $3.8 million of cash flows provided by the sale of certain SPP assets as discussed in Item 1. “Business — General” offset by $2.3 million of cash flows used to purchase property and equipment, which were financed through cash flow from operating activities. Cash flows used in investing activities were $2.8 million for the year ended December 31, 2006 and represented purchases of property and equipment, which were financed through cash flows from operating activities.
     Cash flows used in financing activities during the year ended December 31, 2007 were $15.8 million which represent share repurchases of $13.7 million and $2.5 million in net payments on the line of credit, offset by the issuance of common stock under the Company’s employee stock purchase plan. Cash flows used in financing activities during the year ended December 31, 2006 were $8.7 million which represents excess tax benefits from share-based compensation arrangements, cash receipts resulting from option exercises and issuance of common stock under an employee stock purchase plan and a reduction in restricted cash used to collateralize letters of credit, offset by net payments on the line of credit of $2.5 million and share repurchases of $12.4 million.
     Credit Facility
     At December 31, 2007, the Company’s debt consisted of a revolving credit facility with CapitalSource Finance, LLC (“Lender”) (the “Credit Agreement”). The Credit Agreement was set to mature on October 31, 2008 and included a $50.0 million revolving credit facility under which the Company had available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement was reduced by the amount of each outstanding standby letter of credit. The Credit Agreement was secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2007, the Company had borrowings outstanding under the Credit Agreement totaling $7.5 million. Interest under the Credit Agreement was payable monthly at an annual rate of one-month LIBOR rate plus 2.75% if the Company’s trailing twelve month EBITDA was less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA was greater than $40.0 million. The Company was also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit agreement.
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with the Lender. The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. Had the Amended Credit Agreement been in place at December 31, 2007, the Company would have had $12.0 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.4 million.
     Under the terms of the Amended Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $7.5 million until October 31, 2008. Thereafter, the Amended Credit Agreement does not require a Minimum Borrowing Balance.
     Borrowings under the Amended Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) $40.0 million (the “Borrowing Capacity”). Interest under the Amended Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2% subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the Amended Credit Agreement.
     Under the terms of the Amended Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Amended Credit Agreement for the month and the balance of any outstanding letters of credit.
     Beginning with financial results for periods ended December 31, 2007 and thereafter, the Amended Credit Agreement requires the Company to achieve a minimum level of EBITDA of $8.0 million on a rolling twelve-month measurement period and a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. These covenants replace the previous covenant requirements as of December 31, 2007 under the Credit Agreement. The Amended Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Amended Credit Agreement defines the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared.
     The Company was in compliance with the Amended Credit Agreement covenant requirements at December 31, 2007.

     Contractual Obligations And Commercial Commitments
     The Company has certain contractual obligations as of December 31, 2007, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$1,188	$1,020	$612	$1,614
Revolving credit facility	7,500	—	—	—
Workers compensation clams	2,749	3,317	956	—
Professional and general liability claims	8,500	8,460	1,977	756

Total	$19,937	$12,797	$3,545	$2,370

     The amounts included in the table above do not include future cash payments for interest. At December 31, 2007, the Company was contingently liable for $10.2 million of performance bonds. The performance bonds are collateralized by standby letters of credit totaling $5.0 million.
     Off-Balance Sheet Transactions
     As of December 31, 2007, the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit of $5.4 million ($5.0 million related to performance bonds and $0.4 million related to professional liability insurance policies) and the operating leases discussed above.
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
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Credit Agreement in 2007. The Credit Agreement carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have would have had no material effect on interest expense paid under the Credit Agreement. Interest expense represents 0.4% of the Company’s revenues for the years ended December 31, 2007 and 2006. The Company’s total debt outstanding of $7.5 million at December 31, 2007 represents 5.0% of the Company’s total liabilities and stockholders’ equity.
Item 8. Financial Statements and Supplementary Data
     The Company’s Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated March 3, 2008, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
     As of December 31, 2007, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in the Company’s periodic SEC filings.
     Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation under such framework, management concluded that internal control over financial reporting was effective as of December 31, 2007.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2007, has issued an attestation report on the Company’s internal control over financial reporting which is included on page 37.
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

Report of Independent Registered Public Accounting Firm
     The Board of Directors and Stockholders of America Service Group Inc.
     We have audited America Service Group Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America Service Group Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 3, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 3, 2008
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     For information regarding the Directors and Executive Officers of the Company, Audit Committee and Audit Committee Financial Experts of the Company, the heading “Corporate Governance,” “Information as to Directors, Nominees and Executive Officers” and the subsection “Section 16(a) Beneficial Reporting Compliance” under the heading “Additional Information” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on June 11, 2008 (the “Company’s 2008 Proxy Statement”) and the accompanying text are incorporated herein by reference.
     America Service Group Code Of Conduct & Ethics
     America Service Group has a Code of Conduct & Ethics that applies to all its employees, including senior executives and its Board of Directors. This ethics policy may be viewed on the Company’s web site at www.asgr.com. Any changes to this policy will be reflected on the web site.
Item 11. Executive Compensation
     The heading “Director and Executive Officer Compensation” in the Company’s 2008 Proxy Statement and the accompanying text are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The headings “Security Ownership of Directors and Officers,” “Principal Stockholders” and the subsection “Equity Compensation Plan Information” under the heading “Director and Executive Officer Compensation” in the Company’s 2008 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The heading “Certain Transactions” in the Company’s 2008 Proxy Statement and the accompanying text is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2008 Proxy Statement and the accompanying text is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) (1) Financial Statements
     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.
     (2) Financial Statement Schedule
     Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.
     (3) Exhibits

Exhibit	Description
2.1	Securities Purchase Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

2.2	Stock Purchase Agreement, dated as of December 18, 1998, between the Company and InPhyNet Administrative Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 5, 1999).

2.3	First Amendment to Stock Purchase Agreement, dated as of January 26, 1999, between the Company and InPhyNet Administrative Services, Inc. (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

3.1	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

4.2	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	Registration Rights Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.2	Employment Agreement, dated March 28, 2006, between Richard Hallworth and America Service Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006).*

10.3	Amended and Restated Employment Agreement, dated September 1, 1998, between Michael Catalano and America Service Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ending September 30, 1998).*

10.4	Employment Agreement, dated October 15, 2001, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001).*

10.5	Employment Agreement, dated March 24, 1998, between Lawrence H. Pomeroy and America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2004).*

Exhibit	Description
10.6	America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.7	America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 16, 2004, which Definitive Proxy Statement was filed on April 29, 2004).*

10.8	Consulting Agreement with healthprojects, LLC, dated April 22, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 26, 2005).

10.9	Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005).

10.10	First Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated October 31, 2005, between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on March 16, 2006).

10.11	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2006).

10.12	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement dated October 31, 2005 between the Company, Prison Health Services, Inc., a Delaware corporation, EMSA Limited Partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006).

10.13	Reserved.

10.14	Contract between Prison Health Services, Inc, and the New York City Department of Health and Mental Hygiene (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.15	Renewal, effective as of January 1, 2008, to an Agreement dated January 1, 2005, as amended, effective July 1, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.16	Amended and Restated Employee Stock Purchase Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.17	Summary of Director and Executive Officer Compensation.*

10.18	Form of New Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).*

10.19	Form of Director Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

Exhibit	Description
10.20	Form of Employee Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.21	Form of Director Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.22	Form of Employee Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.23	Form of Employee Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.24	Form of Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007) (supersedes previous form filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 000-19673) filed with the Commission on March 14, 2005).*

10.25	Form of Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.26	Contract between Prison Health Services, Inc. and the Commonwealth of Pennsylvania Department of Corrections (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2003).

10.27	Contract Modification Agreement No. 1 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.28	Contract Modification Agreement No. 2 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.29	Contract Modification Agreement No. 3 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

10.30	Reserved.

10.31	2008 Incentive Compensation Plan of America Service Group Inc.*

10.32	Pharmacy Service Agreement, dated as of May 1, 2007, by and among Prison Health Service, Inc., Correctional Health Services, LLC and Maxor National Pharmacy Services Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).+

10.33	Second Amended and Restated Revolving Credit and Security Agreement dated February 22, 2008 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2007).

Exhibit	Description
10.34	Amendment No. 1 to Second Amended and Restated Revolving Credit and Security Agreement dated February 22, 2008 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2008).

11.0	Computation of Per Share Earnings.**

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 17 to the consolidated financial statements in this report.

+	Indicates that portions of this agreement have been omitted and filed separately with the SEC in a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2008.

AMERICA SERVICE GROUP INC.

By:	/s/ MICHAEL CATALANO Michael Catalano
Chairman and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2008.

Signatures	Title

/s/ MICHAEL CATALANO	Chairman and Chief Executive Officer
Michael Catalano	(Principal Executive Officer)

/s/ MICHAEL W. TAYLOR	Executive Vice President, Chief Financial Officer and Treasurer
Michael W. Taylor	(Principal Financial and Accounting Officer)

/s/ WILLIAM D. EBERLE William D. Eberle	Director, Chairman Emeritus

/s/ BURTON C. EINSPRUCH Burton C. Einspruch	Director

/s/ WILLIAM M. FENIMORE, JR. William M. Fenimore, Jr.	Director

/s/ JOHN W. GILDEA John W. Gildea	Director

/s/ WILLIAM E. HALE William E. Hale	Director

/s/ JOHN C. MCCAULEY John C. McCauley	Director

/s/ RICHARD D. WRIGHT Richard D. Wright	Director

AMERICA SERVICE GROUP INC.
     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of America Service Group Inc.
We have audited the accompanying consolidated balance sheets of America Service Group Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule referenced at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for income tax contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48, and on January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 3, 2008

AMERICA SERVICE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,969	$13,736
Accounts receivable: healthcare and other, less allowances of $689, and $524, respectively	62,663	80,945
Inventories	2,999	7,070
Prepaid expenses and other current assets	10,727	12,851
Current deferred tax assets	5,442	7,289

Total current assets	90,800	121,891
Property and equipment, net	5,055	6,800
Goodwill, net	40,772	40,772
Contracts, net	3,911	5,538
Other intangibles, net	384	615
Other assets	9,182	7,540
Noncurrent deferred tax assets	816	1,027

Total assets	$150,920	$184,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,264	$26,809
Accrued medical claims liability	22,184	31,005
Accrued expenses	33,860	37,541
Deferred revenue	11,996	11,740
Revolving credit facility classified as current	7,500	10,000

Total current liabilities	95,804	117,095
Noncurrent portion of accrued expenses	15,466	20,634

Total liabilities	111,270	137,729

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2007 and 2006; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at December 31, 2007 and 2006; 9,316,014 and 10,049,587 shares issued and outstanding at December 31, 2007 and 2006, respectively	93	100
Additional paid-in capital	37,485	47,597
Retained earnings (accumulated deficit)	2,072	(1,243)

Total stockholders’ equity	39,650	46,454

Total liabilities and stockholders’ equity	$150,920	$184,183

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Healthcare revenues	$489,087	$472,593	$437,381
Healthcare expenses	459,182	443,261	414,525

Gross margin	29,905	29,332	22,856
Selling, general, and administrative expenses	26,271	25,019	18,099
Corporate restructuring expenses	440	—	—
Audit Committee investigation and related expenses	108	5,307	3,702
Depreciation and amortization	3,796	4,056	3,961
Impairment of goodwill	—	3,041	—
Discontinued acquisition expenses	—	—	658

Loss from operations	(710)	(8,091)	(3,564)
Interest, net	1,587	1,932	1,219
Late fee income	—	—	249

Loss from continuing operations before income tax benefit	(2,297)	(10,023)	(4,534)
Income tax benefit	(739)	(3,412)	(1,647)

Loss from continuing operations	(1,558)	(6,611)	(2,887)
Income from discontinued operations, net of taxes	4,373	3,231	7,252

Net income (loss)	$2,815	$(3,380)	$4,365

Net income (loss) per common share — basic:
Loss from continuing operations	$(0.17)	$(0.63)	$(0.27)
Income from discontinued operations, net of taxes	0.47	0.31	0.67

Net income (loss)	$0.30	$(0.32)	$0.40

Net income (loss) per common share — diluted:
Loss from continuing operations	$(0.17)	$(0.63)	$(0.27)
Income from discontinued operations, net of taxes	0.47	0.31	0.67

Net income (loss)	$0.30	$(0.32)	$0.40

Weighted average common shares outstanding:
Basic	9,394,729	10,511,395	10,823,602

Diluted	9,394,729	10,511,395	10,823,602

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(shown in 000’s except share amounts)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2004	10,811,093	$108	$55,060	$(2,228)	$52,940
Net income	—	—	—	4,365	4,365

Total comprehensive income					4,365

Issuance of common stock under employee stock plan	36,411	—	600	—	600
Exercise of options and related tax benefits	54,122	1	980	—	981
Issuance of restricted shares	9,000	—	—	—	—
Share-based employee compensation expense	—	—	90	—	90
Repurchase and retirement of common stock	(149,100)	(1)	(2,971)	—	(2,972)

Balance at December 31, 2005	10,761,526	108	53,759	2,137	56,004
Net loss	—	—	—	(3,380)	(3,380)

Total comprehensive loss					(3,380)

Issuance of common stock under employee stock plan	29,805	—	398	—	398
Exercise of options and related tax benefits	171,592	2	1,515	—	1,517
Issuance of restricted shares	50,500	—	—	—	—
Share-based employee compensation expense	—	—	4,279	—	4,279
Repurchase and retirement of common stock	(963,836)	(10)	(12,354)	—	(12,364)

Balance at December 31, 2006	10,049,587	100	47,597	(1,243)	46,454
Impact of adoption of FIN 48	—	—	—	500	500

Opening balance at January 1, 2007 as adjusted	10,049,587	100	47,597	(743)	46,954
Net income	—	—	—	2,815	2,815

Total comprehensive income					2,815
Issuance of common stock under employee stock plan	28,897	—	377	—	377
Issuance of restricted shares	109,570	1	(1)	—	—
Forfeiture of restricted shares	(6,840)	—	—	—	—
Share-based employee compensation expense	—	—	3,158	—	3,158
Repurchase and retirement of common stock	(865,200)	(8)	(13,646)	—	(13,654)

Balance at December 31, 2007	9,316,014	$93	$37,485	$2,072	$39,650

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$2,815	$(3,380)	$4,365
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,875	4,182	4,084
Loss on retirement of fixed assets	58	40	138
Impairment of goodwill	—	3,041	—
Finance cost amortization	116	111	501
Deferred income taxes	2,058	(1,155)	3,017
Share-based compensation expense	3,158	4,279	90
Increase in loss contract reserve	—	—	1,295
Excess tax benefits from share-based compensation expense	—	(462)	98
Changes in operating assets and liabilities, net of effect of sale of SPP assets:
Accounts receivable, net	15,687	18,767	(6,470)
Inventories	2,180	(524)	965
Prepaid expenses and other current assets	2,088	6,125	(1,790)
Other assets	785	2,390	1,991
Accounts payable	(6,545)	(9,214)	(13,763)
Accrued medical claims liability	(8,821)	(117)	5,314
Accrued expenses	(8,202)	(2,004)	211
Deferred revenue	256	3,207	(3,336)
Loss contract reserve utilization	—	—	(7,357)

Net cash provided by (used in) operating activities	9,508	25,286	(10,647)

Cash flows from investing activities
Proceeds from sale of SPP assets	3,811	—	—
Capital expenditures, net	(2,309)	(2,801)	(3,355)

Net cash provided by (used in) investing activities	1,502	(2,801)	(3,355)

Cash flows from financing activities
Net borrowings (payments) on line of credit facility	(2,500)	(2,500)	12,500
Restricted cash used to collateralize letters of credit	—	4,200	(4,200)
Excess tax benefits from share-based compensation expense	—	462	—
Share repurchases	(13,654)	(12,364)	(2,972)
Issuance of common stock, net	377	398	600
Exercise of stock options	—	1,055	883

Net cash provided by (used in) financing activities	(15,777)	(8,749)	6,811

Net increase (decrease) in cash and cash equivalents	(4,767)	13,736	(7,191)
Cash and cash equivalents at beginning of year	13,736	—	7,191

Cash and cash equivalents at end of year	$8,969	$13,736	$—

Supplemental cash flow information
Cash paid for interest	$1,771	$2,127	$608

Cash paid for income taxes	$157	$143	$419

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
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
Fair Value of Financial Instruments
     The Company’s financial instruments reported in the consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and revolving credit facility. Due to the short term nature of these instruments and the variable interest rate nature of the revolving credit facility, the carrying amounts approximate fair value.
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
     Normally, contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005.

	Percentage of Revenue from Continuing Operations
	For the Year Ended	For the Year Ended	For the Year Ended
Contract Category	December 31, 2007	December 31, 2006	December 31, 2005
Fixed Fee	13.7%	15.3%	13.2%
Population Based	60.8%	58.5%	55.2%
Cost Plus a Fee	24.8%	22.6%	23.6%
Pharmacy Revenue*	0.7%	3.6%	8.0%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor.

For more information, see Note 1.
     Contracts under the population based and fixed fee categories generally have similar margins which are higher than margins for contracts under the cost plus a fee category. Cost plus a fee contracts generally have lower margins but with much less potential for variability due to the limited risk involved. The Company’s profitability under each of the three general contract categories discussed above varies based on the level of risk assumed under the contract terms with the most potential for variability being in contracts under the population based or fixed fee categories which do not contain the risk mitigating provisions related to off-site utilization described above. For the year ended December 31, 2007, contracts accounting for approximately 9.3% of the Company’s correctional healthcare services revenues from continuing operations do not contain such risk mitigating provisions.
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing and/or administering the managed care including the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-

funded insurance reserves discussed more fully below. The cost of healthcare services provided, administered or contracted for are recognized in the period in which they are provided and/or administered based in part on estimates, including an accrual for estimated unbilled medical services rendered through the balance sheet date. The Company estimates the accrual for unbilled medical services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay. An actuarial analysis is also prepared at least quarterly as an additional tool to be considered by management in evaluating the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2007, 2006 and 2005, the Company recorded decreases of approximately $6.1 million, $0.6 million and $2.2 million, respectively, to its prior year claims liabilities as a result of revisions to its estimated claims expense. The impact to net income and earnings per share of these reductions to the Company’s claims reserves and associated expense is dependent upon whether any of the associated customer contracts contained provisions limiting risk of off-site costs. For 2007, the overall decrease in claims liabilities is net of an increase to the claims liabilities associated with two former full risk contracts resulting in a negative impact to the Company’s net income (loss) and basic and diluted net income (loss) per common share of $0.7 million and $0.07 per common share, respectively. The reductions to claims reserves in 2006 and 2005 did not result in a significant impact to the Company’s net income (loss) or basic and diluted net income (loss) per common share as the changes occurred primarily at contracts which contained provisions limiting risk of off-site costs and, as a result, were off-set by corresponding reductions to revenue.
     Additionally, along with other information, an actuarial analysis is prepared at least quarterly as an additional tool in evaluating the adequacy of the Company’s reserves for self-insurance retention for certain reported as well as unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and noncurrent portion of accrued expenses on the accompanying consolidated balance sheets. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made and a corresponding change in healthcare expenses.
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
Accounts Receivable
     Accounts receivable represent amounts due from state and local governments and certain private entities for healthcare services provided and/or administered by the Company. Included in unbilled accounts receivable is the Company’s estimate of revenue earned under risk sharing provisions.
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
     Based on the results of its annual review at December 31, 2007, management has determined that goodwill is not impaired. Future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. Contract amortization expense totaled approximately $1.6 million for each of the three years ended December 31, 2007, 2006 and 2005. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances related to its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis.

     Other intangibles are comprised primarily of non-compete agreements. Amortization of non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $0.2 million for each of the three years ended December 31, 2007, 2006 and 2005.
Other Assets
     Other assets at December 31, 2007 and 2006 include cash deposits totaling approximately $6.4 million and $7.3 million, respectively, which are held by the Company’s professional liability insurer and workers compensation insurer and are not expected to be utilized within the next year. In addition to cash deposits recorded within other assets, the Company has recorded cash deposits for professional liability claims losses totaling $4.5 million and $6.0 million at December 31, 2007 and 2006, respectively, within prepaid expenses and other current assets, which are expected to be utilized within a year. Under the terms of the Company’s professional liability insurance policies for 2002 through 2006, this cash will be used by the insurer to pay any professional liability claims made against the Company during those years. Based on evaluation of outstanding claims, management estimates the amount of cash deposits that will be utilized by the insurer to pay losses within a year.
     Also included in other assets at December 31, 2007 and 2006 are deferred financing costs associated with the Company’s credit facility (see Note 14). Such costs are being amortized over the life of the credit facility and are included in interest expense on the accompanying consolidated statements of operations. Amortization expense associated with deferred financing costs was approximately $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” SFAS No. 109 further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” At December 31, 2007, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return. Prior to adoption of FIN 48, the Company had a tax contingency accrual totaling $0.5 million reflected as a component of accrued liabilities. However, as a result of this review and the adoption of FIN 48 effective January 1, 2007, the Company decreased its tax contingency accrual by $0.5 million and increased retained earnings by a corresponding amount.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at December 31, 2007, there is no accrued interest and penalties included in income tax expense for the year ended December 31, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2007. Additionally, open tax years related to certain state and local jurisdictions remain subject to examination.
Professional and General Liability Self-Insurance Retention
     As a healthcare provider, the Company’s business occassionally results in actions for negligence and other causes of action related to its provision of healthcare services with the attendant risk of substantial damage awards, or court ordered non-monetary relief such as, changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging negligent healthcare services, deliberate indifference to their medical needs or the lack of timely or adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals with whom it contracts. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents.
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
     At December 31, 2007, the Company’s reserves for both known and incurred but not reported claims totaled $19.7 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2007, 2006 and 2005, the Company recorded increases of approximately $10.5 million, $4.2 million and $4.3 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. The Company’s net income (loss) and basic and diluted net income (loss) per common share were negatively impacted as a result of this adverse development by amounts totaling $6.2 million and $0.66 per common share, respectively, for the year ended December 31, 2007, $2.5 million and $0.24 per common share, respectively, for the year ended December 31, 2006 and $2.6 million and $0.24 per common share, respectively, for the year ended December 31, 2005. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.

Other Self-funded Insurance Reserves
     As of December 31, 2007, the Company has approximately $8.3 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.0 million of this amount is related to workers’ compensation claims, of which approximately $4.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2007, 2006 and 2005, the Company recorded an increase of approximately $1.0 million, an increase of approximately $0.2 million and a decrease of approximately $1.4 million, respectively, to its prior year other self-insurance reserves as a result of revisions to its estimated claims experience. The Company’s net income (loss) and basic and diluted net income (loss) per common share were negatively impacted as a result of this difference between actual and estimated experience by amounts totaling $0.6 million and $0.06 per common share, respectively, for the year ended December 31, 2007 and $0.1 million and $0.01 per common share, respectively, for the year ended December 31, 2006. The Company’s net income (loss) and basic and diluted net income (loss) per common share were positively impacted as a result of this difference between actual and estimated experience by amounts totaling $0.8 million and $0.08 per common share, respectively, for the year ended December 31, 2005.
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
Stock Options
     Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited.
     See Note 16 for further information on share-based compensation.
Credit and Other Concentration Risks
     The Company’s credit risks relate primarily to cash and cash equivalents, accounts receivable and deposits on professional liability and other insurance programs. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The Company’s accounts receivable represent amounts due primarily from governmental agencies. Accounts receivable due from the Commonwealth of Pennsylvania, Department of Corrections represent approximately 21% of accounts receivable, less allowances, at December 31, 2007. Deposits on professional liability and other insurance programs represent amounts paid by the Company that are subject to future refund from the insurance company which provides the coverage. Currently, these balances are carried by American International Group for workers compensation and Lexington Insurance Company, a subsidiary of American International Group, for professional liability. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable.
     Substantially all of the Company’s revenue for the year ended December 31, 2007 relates to amounts earned under contracts with state and local governments.

     Approximately 15% of the Company’s workforce is represented by labor unions.
Recently Issued Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. For further information regarding the adoption of FIN 48, see this Note and Note 15.
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
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.
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
3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2007, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers.
     For the years ended December 31, 2007, 2006 and 2005, the Company has recorded $0.1 million, $5.3 million and $3.7 million, respectively, of Audit Committee investigation and related costs associated with the investigation described above.

4. Restructuring Charge
     During the third quarter of 2007, the Company began a Company-wide cost reduction process to reduce operating costs through the elimination of certain administrative and operational positions. The Company incurred restructuring costs totaling approximately $0.4 million in the year ended December 31, 2007 for termination benefits expected to be paid by March 31, 2008. The Company’s review of operating costs was completed by December 31, 2007 and therefore, the Company does not anticipate any further corporate restructuring expenses in 2008.
     A reconciliation of the related restructuring liability at December 31, 2007 is as follows (in thousands):

Termination
Benefits
Balance in accrued expenses at December 31, 2006	$—
Plus: Costs incurred	440
Less: Amounts paid	(337)

Balance in accrued expenses at December 31, 2007	$103

5. Impairment of Goodwill
     As part of the December 31, 2006 annual impairment analysis performed by the Company as required by SFAS No. 142, the Company recorded a non-cash impairment charge related to its pharmaceutical distribution services segment, SPP, of $3.0 million to write off the carrying value of goodwill. The impairment charge was primarily attributable to a decrease in the segment’s estimated fair value resulting from a decline in volume occurring primarily in the fourth quarter of 2006 and from an indication of value of this segment based on a proposed independent third party transaction. The estimated fair value of the operating segment was determined based upon consideration of various valuation methodologies, including multiples of current earnings and projected future cash flows discounted at rates commensurate with the risk involved.
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
     The components of income from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Healthcare revenues	$67,318	$177,166	$211,969
Healthcare expenses	59,864	171,692	198,276
Increase in reserve for loss contracts (see Note 6)	—	—	1,295

Gross margin	7,454	5,474	12,398
Depreciation and amortization	79	126	123
Interest, net	—	16	24

Income from discontinued operations before income tax provision	7,375	5,332	12,251
Income tax provision	3,002	2,101	4,999

Income from discontinued operations, net of taxes	$4,373	$3,231	$7,252

     There was no negative operating margin related to the Company’s loss contracts classified as discontinued operations charged against the loss contract reserve during the years ended December 31, 2007 and 2006. Approximately $6.7 million in negative operating margin related to the Company’s loss contracts classified as discontinued operations was charged against the Company’s loss contract reserve during the year ended December 31, 2005.
8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	December 31,
	2007	2006
Billed accounts receivable	$36,199	$40,242
Unbilled accounts receivable	28,439	40,375
Other accounts receivable	1,254	852

	65,892	81,469
Less: Allowances	(689)	(524)

	65,203	80,945
Less: Receivables reclassified as noncurrent	(2,540)	—

	$62,663	$80,945

     Unbilled accounts receivable generally represent additional revenue earned under shared-risk contracting models that remain unbilled at each balance sheet date, due to provisions within the contracts governing the timing for billing such amounts.
     The Company and its clients will, from time to time, have disputes over amounts billed under the Company’s contracts. The Company records a reserve for contractual allowances in circumstances where it concludes that a loss from such disputes is probable. The Company’s more significantly aged receivable balances, net of reserves, are discussed below.
     As discussed more fully in Note 21, at December 31, 2007, PHS had approximately $1.2 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.8 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. HCSO has, to date, refused to make payments on the outstanding receivables arguing that the Company had not adequately researched whether there was alternative third party insurance payors who should have paid for the offsite medical services in question. The Company believes that its process for identifying such potential third party payors complied with the terms of its contract with HCSO. On November 5, 2007, the Company filed a formal complaint seeking collection of the outstanding receivables. On February 12, 2008, HCSO filed a counter claim seeking $0.6 million for alleged damages (see Note 21). Discovery is currently proceeding on both claims. The Company believes HCSO’s counter claim is without merit and intends to vigorously defend against it. The Company has recorded reserves totaling approximately $0.4 million related to these receivables. Due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between the Company and the former client, there is a heightened risk of uncollectibility related to these receivables. However, the Company had valid contracts with this former client under which services were priced, performed and billed; therefore, the Company believes that these receivables are contractually due under the terms of the expired contract and that the former client has the resources to make payment. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company and its financial position. These receivables are classified as other noncurrent assets in the Company’s consolidated balance sheet. See Note 11.
     As discussed more fully in Note 21, PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the three lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated (See Note 11). The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company is of the opinion that it will prevail in this lawsuit as it continued to provide services to the County as desired by the County and the amounts are fixed in nature and were billed in accordance with the terms of the expired contract (Note 21). Accordingly, the Company believes that the outstanding accounts receivable from the County to the Company represent valid receivables for services rendered by the Company and any amounts ultimately deemed to be uncollectible, if any, will not be material to the financial statements. These receivables are classified as other noncurrent assets in the Company’s consolidated balance sheet.
     The Company had two contracts with a former client one of which was terminated by the Company in December 2006 and the other expired in January 2007. As of December 31, 2007, the Company has $2.7 million in outstanding receivables due from this former client resulting from contractual billings for services rendered by the Company. Collection of these receivables has been delayed pending the completion of a reconciliation of amounts due to the former client by the Company related to services rendered on behalf of the Company at a medical facility operated by the former client. As of December 31, 2007, this reconciliation is substantially complete and the Company has recorded liabilities totaling $2.2 million due to the former client which represents its best estimate of the amounts due the former client for the services rendered to the Company. These liabilities are recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The Company believes it will complete this reconciliation process during 2008 and at that time, will collect the outstanding receivable balances. Although there is a heightened risk of uncollectibility related to this amount due to the age of this receivable, the Company believes the risk of a material loss is not probable and that no reserves are required at this time.
     The Company is involved in a dispute with a former client whose contract term ended on October 31, 2007, where the client withheld approximately $2.2 million from payments of receivables due the Company. The Company has recorded approximately $1.5 million of contractual allowances which it estimates as the amount potentially due to the client related to staffing penalties under the contract. The Company is challenging the former clients ability to assess staffing penalties under the initial term of the contract and the method of calculating the assessment. The remaining $0.7 million of the withheld amount due from this former client is primarily related to liquidated damages assessed by the former client. The Company is challenging this amount withheld for liquidated damages as well as the process by which the damages were estimated by the former client. The contract with the former client sets forth specific items for which damages could be assessed and maximum amounts for each item. The former client’s assessment of damages did not relate to items for which damages could be assessed under the terms of the contract nor did it provide a calculation of the method used to estimate the damages for the alleged deficiencies. Therefore, the Company has recorded no reserve for this remaining amount totaling $0.6 million. Although there is a heightened risk of uncollectibility related to this amount due to the dispute and age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
     The Company is involved in a dispute with a current client over billed receivables totaling approximately $1.0 million net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. The Company has a valid contract with this client under which services were performed, priced and billed. Although there is a heightened risk of uncollectibility related to this amount due to the age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
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

9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2007	2006
Prepaid insurance	$5,637	$6,295
Prepaid cash deposits for professional liability claims losses	4,500	6,000
Prepaid performance bonds	114	134
Prepaid other	476	422

	$10,727	$12,851

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	December 31,		Estimated
	2007	2006	Useful Lives
Leasehold improvements	$96	$1,230	5 years
Equipment and furniture	9,319	10,986	5 years
Computer software	3,075	4,645	3-5 years
Medical equipment	1,047	2,334	5 years
Automobiles	70	60	5 years
Management information systems under development	37	102	—

	13,644	19,357
Less: Accumulated depreciation	(8,589)	(12,557)

	$5,055	$6,800

     Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $2.0 million, $2.3 million and $2.2 million, respectively.
11. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2007	2006
Deferred financing costs	$334	$334
Less: Accumulated amortization	(241)	(124)

	93	210
Estimated prepaid professional liability claims losses	—	1,382
Excess deposits for professional liability claims	2,160	2,369
Prepaid insurance	4,273	3,523
Long-term receivables	2,540	—
Other refundable deposits	116	56

	$9,182	$7,540

12. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	December 31,
	2007	2006
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(11,959)	(10,332)

	$3,911	$5,538

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(2,016)	(1,785)

	$384	$615

     Estimated aggregate amortization expense related to the above intangibles for the five years subsequent to December 31, 2007 are approximately $1.9 million, $0.4 million, $0.2 million, $0.2 million, and $0.2 million, respectively.
13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Salaries and employee benefits	$16,940	$17,926
Professional liability claims	19,693	23,511
Accrued workers’ compensation claims	7,022	6,438
Other	5,671	10,300

	49,326	58,175
Less: Noncurrent portion of professional liability and workers’ compensation claims	(15,466)	(20,634)

	$33,860	$37,541

14. Banking Arrangements
     At December 31, 2007, the Company’s debt consisted of a revolving credit facility with CapitalSource Finance, LLC (“Lender”) (the “Credit Agreement”). The Credit Agreement was set to mature on October 31, 2008 and included a $50.0 million revolving credit facility under which the Company had available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement was reduced by the amount of each outstanding standby letter of credit. The Credit Agreement was secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2007, the Company had borrowings outstanding under the Credit Agreement totaling $7.5 million. Interest under the Credit Agreement was payable monthly at an annual rate of one-month LIBOR rate plus 2.75% if the Company’s trailing twelve month EBITDA was less than $40.0 million or 2.25% if the Company’s trailing twelve month EBITDA was greater than $40.0 million. The Company was also required to pay a monthly collateral management fee equal to 0.0625% on average borrowings outstanding under the Credit Agreement.
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with the Lender. The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. Had the Amended Credit Agreement been in place at December 31, 2007, the Company would have had $12.0 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.4 million.

     Under the terms of the Amended Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $7.5 million until October 31, 2008. Thereafter, the Amended Credit Agreement does not require a Minimum Borrowing Balance.
     Borrowings under the Amended Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) $40.0 million (the “Borrowing Capacity”). Interest under the Amended Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2% subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the Amended Credit Agreement.
     Under the terms of the Amended Credit Agreement, the Company is required to pay a monthly unused line fee equal to a monthly rate of 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Amended Credit Agreement for the month and the balance of any outstanding letters of credit.
     Beginning with financial results for the periods ended December 31, 2007 and thereafter, the Amended Credit Agreement requires the Company to achieve a minimum level of EBITDA of $8.0 million on a rolling twelve-month measurement period and a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. These covenants replace the previous covenant requirements as of December 31, 2007 under the Credit Agreement. The Amended Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Amended Credit Agreement defines the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared.
     The Company was in compliance with the Amended Credit Agreement covenant requirements at December 31, 2007.
15. Income Taxes
     Significant components of the income tax benefit, related to continuing operations, included in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current income taxes:
Federal	$129	$(149)	$206
State	51	(8)	110

	180	(157)	316

Deferred income taxes:
Federal	(775)	(2,634)	(1,718)
State	(144)	(621)	(245)

	(919)	(3,255)	(1,963)

Income tax benefit	$(739)	$(3,412)	$(1,647)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets/(liabilities):
Accrued vacation	$925	$969
Bad debt allowance	281	213
Prepaid insurance	(1,179)	(916)
Self insurance reserves	1,684	862
Net operating loss carryforwards	3,677	6,085
Other	54	76

Net current deferred tax asset	5,442	7,289

Self insurance reserves	3,115	3,495
Depreciation	(577)	(345)
Amortization	(6,269)	(5,743)
Share-based compensation	2,735	1,575
Other	286	146
Net operating loss carryforwards	1,755	2,075

Net noncurrent deferred tax asset before valuation allowance	1,045	1,203
Valuation allowance	(229)	(176)

Net noncurrent deferred tax asset	816	1,027

Net deferred tax asset	$6,258	$8,316

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical financial results, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2007, 2006 and 2005, the Company’s valuation allowance of approximately $0.2 million, $0.2 million and $0.3 million, respectively, represents management’s estimate of state net operating loss carryforwards which will expire unused.
     At December 31, 2007, the Company has federal and state net operating loss carryforwards of $10.6 million and $29.8 million, respectively, which expire at various dates through 2023. Included in current deferred tax assets at December 31, 2007 are federal and state net operating loss carryforwards that management estimates will be utilized in 2008.
     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income from continuing operations, is as follows:

	Year Ended December 31,
	2007	2006	2005

Federal tax	35.0%	35.0%	35.0%
State income taxes	5.8	5.8	5.8
Permanent differences	(10.4)	(3.0)	(3.6)
Revision of prior year tax estimates	3.6	(4.6)	(6.6)
Revaluation of state net operating loss carryforwards	—	—	7.5
Other	0.5	—	0.1
Change in valuation allowance	(2.3)	0.8	(1.9)

Effective rate	32.2%	34.0%	36.3%

     At December 31, 2006 and 2005, the Company had tax contingency reserves totaling approximately $0.5 million, which are included in accrued expenses on the accompanying 2006 consolidated balance sheet. As discussed in Note 2, upon implementation of FIN 48, the tax contingency reserve was reduced by $0.5 million and retained earnings was increased by a corresponding amount. The Company has no material unrecognized tax benefits or any known material tax contingencies at December 31, 2007. Tax returns filed with the IRS for years 2004 through 2007 along with tax returns filed with numerous state and local governmental entities remain subject to examination.
16. Share-Based Compensation
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
     For the years ended December 31, 2007 and 2006, the Company recognized total share-based compensation cost of $3.2 million and $4.3 million, respectively, which consisted of $0.3 million and $0.4 million classified in healthcare expenses, respectively, and $2.9 million and $3.9 million classified in selling, general and administrative expenses, respectively, in the accompanying consolidated statements of operations. These amounts include restricted stock share-based compensation that was already being reflected in net income prior to the adoption of SFAS No. 123(R). For the years ended December 31, 2007 and 2006, the Company also recognized a total income tax benefit in the consolidated statements of operations for share-based compensation arrangements of $1.2 million and $1.5 million, respectively. The Company did not capitalize any share-based compensation cost during the years ended December 31, 2007 and 2006.
     The following table illustrates the effect on net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005 (in thousands except per share data):

Year ended
December 31,
2005
Loss from continuing operations as reported	$(2,887)
Add: Stock based compensation expense included in reported net income, net of taxes	54
Deduct: Stock based compensation expense determined under SFAS No. 123, net of taxes	(2,166)

Pro forma loss from continuing operations	(4,999)
Income from discontinued operations, net of taxes	7,252

Pro forma net income attributable to common shares	$2,253

As reported net income per common share — basic:
As reported loss from continuing operations	$(0.27)
As reported income from discontinued operations, net of taxes	0.67

As reported net income	$0.40

Pro forma net income per common share — basic:
Pro forma loss from continuing operations	$(0.46)
Pro forma income from discontinued operations, net of taxes	0.67

Pro forma net income	$0.21

As reported net income per common share — diluted:
As reported loss from continuing operations	$(0.27)
As reported income from discontinued operations, net of taxes	0.67

As reported net income	$0.40

Year ended
December 31,
2005
Pro forma net income per common share — diluted:
Pro forma loss from continuing operations	$(0.46)
Pro forma income from discontinued operations, net of taxes	0.67

Pro forma net income	$0.21

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
     In addition to the Incentive Plan, the Company maintains the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (the “Amended Plan”) to attract and retain eligible employees and outside directors of the Company, to provide an incentive to eligible employees and outside directors to work to increase the value of the Company’s common stock and to provide eligible employees and outside directors with a stake in the future of the Company which corresponds to the stake of each stockholder. There are 2,439,000 shares of the Company’s common stock authorized under the Amended Plan. The exercise price of the options shall not be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the Committee determines at the time of grant, but no later than 10 years from the grant date. Additionally, the Amended Plan does not permit loans to eligible employees and outside directors for the purchase of common stock.
     In addition to the Incentive Plan and the Amended Plan, the Company has also granted options to certain members of executive management to purchase 352,500 shares of the Company’s common stock (the “Executive Plans”). The exercise price of these options equaled the fair market value of the Company’s common stock at the date of grant. The options expire 10 years from the date of grant.
     At December 31, 2007, there were 290,918 shares available for future grants under the above plans in the form of stock options or restricted share awards.
     As of December 31, 2007, there were $1.4 million of total unrecognized compensation costs related to nonvested stock options granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.16 years.
     For the years ended December 31, 2006 and 2005, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. There were no options granted during the year ended December 31, 2007. The following table shows the weighted average assumptions used to develop the fair value estimates:

	Year Ended December 31,
	2006	2005
Weighted average grant date fair value of options	$8.16	$12.99

Assumptions:
Volatility	0.64	0.85
Interest rate	5.03%	3.96%
Expected life (years)	4.66	4.51
Dividend yields	0.00%	0.00%

     A summary of option activity and changes during the year ended December 31, 2007 is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands) (1)
Outstanding, December 31, 2006	1,363,507	$17.47
Granted	—	—
Exercised	—	—
Canceled	(169,556)	19.42

Outstanding, December 31, 2007	1,193,951	$17.19	6.07	$107

Exercisable, December 31, 2007	965,937	$17.59	5.48	$107

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.
     The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2006 and 2005 was $1.3 million and $0.3 million, respectively. There were no options exercised during the year ended December 31, 2007.
     Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006 and 2005 was $1.1 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0.5 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively. There were no options exercised during the year ended December 31, 2007.
     For the years ended December 31, 2007 and 2006, the Company recognized share-based compensation cost related to stock options of $2.6 million and $4.0 million, respectively, which consisted of $0.3 million and $0.4 million classified in healthcare expenses, respectively, and $2.3 million and $3.6 million classified in selling, general and administrative expenses, respectively, in the accompanying consolidated statements of operations.
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
     Effective August 3, 2007, the Incentive Stock and Compensation Committee of the Board, approved, upon unanimous consent, to award eligible employees restricted shares of the Company’s common stock issued pursuant to the Amended Plan totaling 99,070 shares. Each employee shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the employee’s right to such shares is forfeited.
     As of December 31, 2007, there were $1.7 million of total unrecognized compensation costs related to nonvested restricted stock that is expected to be recognized over a weighted average period of 2.18 years.

     A summary of the nonvested shares of restricted stock and activity during the year ended December 31, 2007 is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested, December 31, 2006	54,500	$14.62
Granted	109,570	15.75
Vested	(16,000)	15.36
Forfeited	(6,840)	15.75

Nonvested, December 31, 2007	141,230	$15.44

     For the years ended December 31, 2007, 2006 and 2005, the Company recognized share-based compensation cost related to restricted stock of $0.5 million, $0.1 million and $0.1 million, respectively, which was classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
     At December 31, 2007, there were 357,420 shares available for future employee purchases under the above plan.
     The Company records compensation expense for the Employee Stock Purchase Plan based on the fair value of the employees’ purchase rights, which is estimated using a Black-Scholes option pricing model. The following table shows the weighted average assumptions used to develop the fair value estimates for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
Weighted average grant date fair value	$5.23	$5.97

Assumptions:
Volatility	0.35	0.70
Interest rate	5.05%	4.82%
Expected life (years)	0.50	0.50
Dividend yields	0.00%	0.00%
     Employees purchased 28,897 shares and 29,805 shares in 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the Company recognized share-based compensation cost related to the Employee Stock Purchase Plan in selling, general and administrative expenses totaling approximately $0.1 million and $0.2 million, respectively.
17. Net Income (Loss) Per Share
     Net income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock. The table below sets forth the computation of basic and diluted net income (loss) per share as required by Statement of Financial Accounting Standards No. 128,

Earnings Per Share (“SFAS No. 128”), for the three years in the period ended December 31, 2007 (in thousands, except share and per share amounts).

	Year Ended December 31,
	2007	2006	2005
Numerator:
Loss from continuing operations	$(1,558)	$(6,611)	$(2,887)
Income from discontinued operations, net of taxes	4,373	3,231	7,252

Net income (loss)	$2,815	$(3,380)	$4,365

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	9,394,729	10,511,395	10,823,602
Effect of dilutive securities:
Employee stock options and restricted shares	—	—	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,394,729	10,511,395	10,823,602

Net income (loss) per common share — basic:
Loss from continuing operations	$(0.17)	$(0.63)	$(0.27)
Income from discontinued operations, net of taxes	0.47	0.31	0.67

Net income (loss)	$0.30	$(0.32)	$0.40

Net income (loss) per common share — diluted:
Loss from continuing operations	$(0.17)	$(0.63)	$(0.27)
Income from discontinued operations, net of taxes	0.47	0.31	0.67

Net income (loss)	$0.30	$(0.32)	$0.40

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Year Ended December 31,
	2007	2006	2005
Options excluded from computation of diluted net income (loss) per share as effect would be anti-dilutive	1,193,951	1,363,507	1,300,502

Weighted average exercise price of excluded options	$17.19	$17.47	$16.82

18. Share Repurchases
     On July 25, 2005, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $30 million of the Company’s common stock over an approximate two-year period. Under the stock repurchase program, no shares could be repurchased directly from officers or directors of the Company and the common stock repurchased was retired. The repurchase program did not obligate the Company to acquire any particular amount of common stock. During the year ended December 31, 2007, the Company repurchased and retired a total of 865,200 common shares at an aggregate cost of approximately $13.7 million. As of December 31, 2007 and since the inception of the stock repurchase program, which expired in July 2007, the Company repurchased and retired a total of 1,978,136 common shares at an aggregate cost of approximately $29.0 million.
     On February 27, 2008, the Company’s Board of Directors approved a new stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. See Note 26 for further information.

19. Other Employee Benefit Plan
     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed one year and 1,000 hours of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2007, 2006 or 2005.
20. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims. Amounts accrued were $19.7 million and $23.5 million at December 31, 2007 and 2006, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the years ended December 31, 2007, 2006 and 2005, the Company recorded increases of approximately $10.5 million, $4.2 million and $4.3 million, respectively, related to its prior years claims reserves as a result of adverse developments on individual claims or matters. The Company’s net income (loss) and basic and diluted net income (loss) per common share were negatively impacted as a result of this adverse development by amounts totaling $6.2 million and $0.66 per common share, respectively, for the year ended December 31, 2007, $2.5 million and $0.24 per common share, respectively, for the year ended December 31, 2006 and $2.6 million and $0.24 per common share, respectively, for the year ended December 31, 2005. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2007 represent management’s best estimate of the amounts necessary to discharge the Company’s self insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve for any adverse development is recorded.
21. Commitments and Contingencies
Operating Leases
     The Company leases office space and equipment under certain noncancelable operating leases.
     Future minimum annual lease payments at December 31, 2007 are as follows (in thousands):

Year Ending December 31:
2008	$1,188
2009	628
2010	392
2011	304
2012	308
Thereafter	1,614

$4,434

     Rental expense under operating leases was $2.6 million, $2.9 million and $2.5 million for the years ended December 31 2007, 2006 and 2005, respectively.
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
Litigation and Claims
     Lake Professional Liability Suit. On July 15, 2005, EMSA, a limited partnership owned by the Company, received an adverse jury verdict in United States District Court for the Northern District of New York in Albany, New York. The verdict relates to a claim regarding the plaintiff’s medical care while incarcerated in the Schoharie and Schenectady County, New York jails in December 1998, prior to the Company’s acquisition of EMSA in 1999. The adverse verdict consisted of an indemnity award to plaintiff of $150,000 to be allocated among four defendants and an assessment of punitive damages totaling approximately $633,000 against EMSA. EMSA subsequently filed post-trial motions challenging the appropriateness and amounts of the verdict and, alternatively, seeking a new trial. On January 3, 2006, the trial court entered a judgment as a matter of law in favor of EMSA that had the effect of dismissing the verdict for punitive damages against EMSA in its entirety. In light of its ruling, the trial court did not rule on EMSA’s motion for a new trial. The indemnity award was unaffected by such ruling and still stood as entered. Both parties have appealed this ruling to the United States Court of Appeals for the Second Circuit. On June 28, 2007, the Court of Appeals issued a Summary Order whereby it remanded the case to the trial court so that the trial court could rule on EMSA’s motion for a new trial. Accordingly, the Second Circuit ruled that it will not proceed further until the trial court so rules on the motion for a new trial. On August 13, 2007, the trial court vacated the remainder of the verdict and ordered a new trial. The new trial was scheduled to begin on February 25, 2008. However, on February 12, 2008, the plaintiff and EMSA reached a full settlement of the entire case against all parties which resulted in no loss to the Company. As this settlement is the full and final resolution of this matter, the Company now considers this matter closed.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the trial court dismissed plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2007, the Company has no reserves associated with this proceeding.
     The Health and Hospital Corporation of Marion County, Indiana v. Prison Health Services, Inc. On or about April 12, 2006, plaintiff, The Health and Hospital Corporation of Marion County, Indiana filed suit against PHS in the Marion County (Indiana) Superior Court, Civil Division, seeking damages in the amount of approximately $1.1 million plus all allowable interest, costs and fees. Plaintiff alleged that, pursuant to a contract between plaintiff and PHS, plaintiff provided medical care to prisoners of the Indiana Department of Corrections; services for which PHS is financially responsible. Plaintiff alleged that PHS failed to pay for such services. PHS accrued for the costs associated with these services, net of customary adjustments made in the claims adjudication process (the “Accrued Amount”), which Accrued Amount PHS believes reflects the amount, if any, owed to the plaintiff. PHS believes that it had viable defenses and counterclaims as to this cause of action. On July 16, 2007, PHS filed its Motion for Leave to Amend the Pleadings (“Motion for Leave”), seeking leave of the Court to add a counterclaim alleging breach of the same contract by plaintiff. The Court granted PHS’ Motion for Leave on September 28, 2007. On February 22, 2008, the parties entered into a Settlement Agreement and mutual release resolving all claims arising out of and relating to the lawsuit. Effective February 26, 2008, the Court granted the parties Joint Stipulation of Dismissal thereby dismissing the case with prejudice. Therefore, the Company considers this matter closed.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action and intends to vigorously defend itself. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of December 31, 2007, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2007, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.2 million dollars owed to PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.8 million of these receivables relate to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represent interest accrued on the past due balances under the terms of the Agreement. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleges that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleges (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. The parties are currently in the initial phases of discovery. PHS believes HCSO’s counterclaims are without merit and intends to vigorously defend against them.
     PHS has recorded reserves totaling approximately $0.4 million related to these receivables. However, due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between PHS and HCSO, there is a heightened risk of uncollectibility related to these receivables. PHS believes that the receivables are contractually due under the terms of the Agreement and that HCSO has the resources to make payment. As a result, PHS believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company and its financial position.
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
     Finally, as a result of the termination discussed above and the County’s claims of default, as of December 31, 2007, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Other Matters. The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2007. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide a performance bond. At December 31, 2007, the Company had outstanding performance bonds totaling $10.2 million. The performance bonds are renewed on an annual basis. The market for performance bonds was severely impacted by certain corporate failures in recent years and the events of September 11, 2001 and continues to be impacted by general economic conditions. Consequently, the sureties for the Company’s performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts. The Company has letters of credit in the amount of $5.0 million at December 31, 2007 that collateralize these performance bonds, reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.
22. Related Party Transaction
     On April 22, 2005, the Company entered into a consulting agreement with healthprojects, LLC, a company that is 100% owned by Richard D. Wright, the former Vice Chairman of Operations of the Company and a member of the Company’s Board of Directors. During 2005 the Company paid approximately $49,000 to healthprojects, LLC. The agreement was terminated as of September 1, 2005. No payments were made to related parties during the years ended December 31, 2007 and 2006.

23. Major Customers
     The following is a summary of revenues from major customers, as compared to total revenues from both continuing and discontinued operations combined (in thousands):

	Year Ended December 31,
	2007		2006		2005
	Revenue	Percent	Revenue	Percent	Revenue	Percent
New York City Department of Health and Mental Hygiene	$109,268	19.6%	$106,663	16.4%	$103,041	15.9%
Commonwealth of Pennsylvania, Department of Corrections	74,819	13.4	68,530	10.5	67,819	10.4
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
     On April 12, 2007, SPP and PHS, as guarantor, entered into an asset purchase agreement with Maxor whereby SPP agreed to sell certain of its assets at net book value. The closing of the Transaction occurred on May 3, 2007, with an effective date as of April 30, 2007. Such assets represented all of the operations of the pharmaceutical distribution services segment; therefore, the Company has no reportable segment subsequent to the Transaction. See Note 1 for further information.
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

			Elimination
	Correctional	Pharmaceutical	of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Year ended December 31, 2007:
Healthcare revenues	$485,677	$18,979	$(15,569)	$489,087
Healthcare expenses	455,415	19,336	(15,569)	459,182

Gross margin	$30,262	$(357)	$—	$29,905

Depreciation and amortization expense	$3,552	$244	$—	$3,796

Year ended December 31, 2006:
Healthcare revenues	$455,421	$80,784	$(63,612)	$472,593
Healthcare expenses	423,964	82,909	(63,612)	443,261

Gross margin	$31,457	$(2,125)	$—	$29,332

Depreciation and amortization expense	$3,305	$751	$—	$4,056

Year ended December 31, 2005:
Healthcare revenues	$402,591	$83,068	$(48,278)	$437,381
Healthcare expenses	380,615	82,188	(48,278)	414,525

Gross margin	$21,976	$880	$—	$22,856

Depreciation and amortization expense	$2,890	$1,071	$—	$3,961

	Correctional	Pharmaceutical
	Healthcare	Distribution
	Services	Services	Consolidated
As of December 31, 2007:
Inventory	$2,999	$—	$2,999

Fixed assets, net	$5,055	$—	$5,055

Goodwill	$40,772	$—	$40,772

Total assets	$150,920	$—	$150,920

As of December 31, 2006:
Inventory	$4,238	$2,832	$7,070

Fixed assets, net	$4,634	$2,166	$6,800

Goodwill	$40,772	$—	$40,772

Total assets	$177,353	$6,830	$184,183

25. Quarterly Financial Data (Unaudited)
     As discussed further in Note 7, the Company follows the guidance in SFAS No. 144, which requires that terminated or expired correctional healthcare service contracts be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period quarterly financial data has been reclassified.
     The following table is a summary of the Company’s unaudited quarterly statements of operations data for 2007 and 2006 (in thousands except per share data). Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$123,216	$122,171	$122,083	$121,617
Gross margin	8,405	8,721	7,101	5,678
Income (loss) from continuing operations	(210)	291	(433)	(1,206)
Income from discontinued operations, net of taxes	1,570	1,008	1,274	521
Net income (loss)	1,360	1,299	841	(685)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	(0.02)	0.03	(0.05)	(0.13)
Income from discontinued operations, net of taxes	0.16	0.11	0.14	0.06
Net income (loss)	0.14	0.14	0.09	(0.07)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	(0.02)	0.03	(0.05)	(0.13)
Income from discontinued operations, net of taxes	0.16	0.11	0.14	0.06
Net income (loss)	0.14	0.14	0.09	(0.07)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$117,053	$115,903	$115,146	$124,491
Gross margin	6,888	7,883	7,249	7,312
Loss from continuing operations	(2,436)	(610)	(208)	(3,357)
Income from discontinued operations, net of taxes	1,288	1,124	291	528
Net income (loss)	(1,148)	514	83	(2,829)

Net income (loss) per common share — basic:
Loss from continuing operations	(0.23)	(0.06)	(0.02)	(0.33)
Income from discontinued operations, net of taxes	0.12	0.11	0.03	0.05
Net income (loss)	(0.11)	0.05	0.01	(0.28)

Net income (loss) per common share — diluted:
Loss from continuing operations	(0.23)	(0.06)	(0.02)	(0.33)
Income from discontinued operations, net of taxes	0.12	0.11	0.03	0.05
Net income (loss)	(0.11)	0.05	0.01	(0.28)
     See Note 5 for a discussion of the impairment of goodwill related to the Company’s pharmaceutical distribution services segment in the fourth quarter of 2006. See Note 3 for a discussion of the Audit Committee investigation and related costs incurred during 2006.
26. Subsequent Event
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility.

SCHEDULE II
AMERICA SERVICE GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at	Additions
	Beginning	Charged to		Balance at
	of	Costs and		End of
	Period	Expenses	Deductions	Period
December 31, 2007
Allowance for doubtful accounts	$524	$1,081	$(916)	$689
December 31, 2006
Allowance for doubtful accounts	698	419	(593)	524
December 31, 2005
Allowance for doubtful accounts	162	1,209	(673)	698