Form 10-Q
period 2008-03-31
AMERICA SERVICE GROUP INC /DE
filed 2008-05-05
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐            Accelerated Filer ☒            Non-Accelerated filer ☐            Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     There were 9,326,538 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2008.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,106	$8,969
Accounts receivable, net of allowance for doubtful accounts of $571 and $689, respectively	67,661	62,663
Inventories	3,035	2,999
Prepaid expenses and other current assets	12,058	10,727
Current deferred tax assets	5,465	5,442

Total current assets	99,325	90,800
Property and equipment, net	5,231	5,055
Goodwill, net	40,772	40,772
Contracts, net	3,497	3,911
Other intangibles, net	327	384
Other assets	8,746	9,182
Noncurrent deferred tax assets	84	816

Total assets	$157,982	$150,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,353	$20,264
Accrued medical claims liability	23,882	22,184
Accrued expenses	38,455	33,860
Deferred revenue	12,813	11,996
Revolving credit facility	7,500	7,500

Total current liabilities	104,003	95,804
Noncurrent portion of accrued expenses	12,696	15,466

Total liabilities	116,699	111,270

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at March 31, 2008 and December 31, 2007; 9,328,038 and 9,316,014 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	93	93
Additional paid-in capital	38,136	37,485
Retained earnings	3,054	2,072

Total stockholders’ equity	41,283	39,650

Total liabilities and stockholders’ equity	$157,982	$150,920

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets. The condensed consolidated balance sheet at
December 31, 2007 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended
	March 31,
	2008	2007
Healthcare revenues	$126,671	$119,104
Healthcare expenses	117,077	110,832

Gross margin	9,594	8,272
Selling, general and administrative expenses	6,479	7,330
Audit Committee investigation and related expenses	58	14
Depreciation and amortization	921	1,030

Income (loss) from operations	2,136	(102)
Interest, net	272	362

Income (loss) from continuing operations before income tax provision (benefit)	1,864	(464)
Income tax provision (benefit)	802	(176)

Income (loss) from continuing operations	1,062	(288)
Income (loss) from discontinued operations, net of taxes	(80)	1,648

Net income	$982	$1,360

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.12	$(0.03)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.17

Net income	$0.11	$0.14

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.12	$(0.03)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.17

Net income	$0.11	$0.14

Weighted average common shares outstanding:
Basic	9,179,805	9,945,304

Diluted	9,198,540	9,945,304

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Quarter ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$982	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	928	1,052
Loss on retirement of fixed assets	8	22
Finance cost amortization	13	29
Deferred income taxes	709	919
Share-based compensation expense	577	1,173
Changes in operating assets and liabilities:
Accounts receivable, net	(4,998)	4,688
Inventories	(36)	1,086
Prepaid expenses and other current assets	(1,331)	(444)
Other assets	423	192
Accounts payable	1,089	(4,304)
Accrued medical claims liability	1,698	(2,257)
Accrued expenses	1,825	169
Deferred revenue	817	(1,010)

Net cash provided by operating activities	2,704	2,675

Cash flows from investing activities:
Capital expenditures, net	(641)	(824)

Net cash used in investing activities	(641)	(824)

Cash flows from financing activities:
Share repurchases	—	(7,887)
Issuance of common stock	74	198

Net cash provided by (used in) financing activities	74	(7,689)

Net increase (decrease) in cash and cash equivalents	2,137	(5,838)
Cash and cash equivalents at beginning of period	8,969	13,736

Cash and cash equivalents at end of period	$11,106	$7,898

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of March 31, 2008 and for the quarters ended March 31, 2008 and 2007 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s estimate of refunds due to customers as a result of the investigation performed by the Audit Committee of the Board of Directors (the “Audit Committee”) into certain matters related to the Company’s subsidiary, Secure Pharmacy Plus, LLC (“SPP”), accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, estimated amortizable life of contract intangibles, reductions in revenue for contractual allowances, allowance for doubtful accounts, legal contingencies, employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured and share-based compensation. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
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
     On April 12, 2007, SPP and Prison Health Services, Inc., a wholly owned subsidiary of the Company (“PHS”), as guarantor, entered into an asset purchase agreement with Maxor National Pharmacy Services Corporation (“Maxor”) whereby SPP agreed to sell certain of its assets to Maxor at net book value (the “Transaction”). The closing of the Transaction occurred on May 3, 2007, with an effective date as of April 30, 2007. The net book value of the assets included in the Transaction was approximately $3.8 million as of April 30, 2007, which consisted of approximately $1.9 million in inventory and approximately $2.0 million in fixed assets, offset by approximately $0.1 million of liabilities for accrued vacation assumed by Maxor. Additionally, as a condition to the closing of the Transaction, Maxor and PHS entered into a long-term pharmacy services agreement (the “Services Agreement”), pursuant to which Maxor became the provider of pharmaceuticals and medical supplies to PHS. The Services Agreement commenced effective May 1, 2007 and will remain in effect until October 31, 2014 (unless terminated earlier in accordance with the terms of the Services Agreement). During the term of the Services Agreement, PHS will utilize Maxor on an exclusive basis to provide pharmaceuticals and medical and surgical supplies to PHS, except in certain specified situations, including when a PHS client elects or requires PHS to utilize another pharmacy services provider.

3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of March 31, 2008, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers. See Note 17.
4. Recently Issued Accounting Pronouncements
     Fair Value Measurement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of SFAS No. 157 on January 1, 2008 and the adoption did not have a material impact on its financial position or results of operations. The Company does not expect the adoption of the deferred provisions of SFAS No. 157 to have a material impact on its financial position or results of operations.
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
     SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 choosing not to elect the fair value option. The adoption did not have a material impact on its financial position or results of operations.
5. Share-Based Compensation
     The Company has several approved stock incentive plans for its eligible employees and outside directors. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). For the quarters ended March 31, 2008 and 2007, the Company recognized total share-based compensation costs of $0.6 million and $1.2 million, respectively.
     No options or restricted stock were issued during the quarters ended March 31, 2008 and 2007.

     A summary of option activity and changes during the quarter ended March 31, 2008 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2007	1,193,951	$17.19
Granted	—	—
Exercised	—	—
Canceled	(76,640)	12.12

Outstanding, March 31, 2008	1,117,311	$17.54	6.04	$67

Exercisable, March 31, 2008	889,213	$17.95	5.55	$67

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.
     A summary of the nonvested shares of restricted stock and activity during the quarter ended March 31, 2008 is presented below:

Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2007	141,230	$15.44
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, March 31, 2008	141,230	$15.44

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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended
	March 31,
	2008	2007
Healthcare revenues	$1,697	$27,349
Healthcare expenses	1,825	24,548

Gross margin	(128)	2,801
Depreciation and amortization	7	22

Income (loss) from discontinued operations before taxes	(135)	2,779
Income tax provision (benefit)	(55)	1,131

Income (loss) from discontinued operations, net of taxes	$(80)	$1,648

7. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Billed accounts receivable	$47,917	$36,199
Unbilled accounts receivable	22,297	28,439
Other accounts receivable	558	1,254

	70,772	65,892
Less: Allowances	(571)	(689)

	70,201	65,203
Less: Receivables reclassified as noncurrent	(2,540)	(2,540)

	$67,661	$62,663

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
     As discussed more fully in Note 17, at March 31, 2008, PHS had approximately $1.2 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.8 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. HCSO has, to date, refused to make payments on the outstanding receivables arguing that the Company had not adequately researched whether there was alternative third party insurance payors who should have paid for the offsite medical services in question. The Company believes that its process for identifying such potential third party payors complied with the terms of its contract with HCSO. On November 5, 2007, the Company filed a formal complaint seeking collection of the outstanding receivables. On February 12, 2008, HCSO filed a counter claim seeking $0.6 million for alleged damages. Discovery is currently proceeding on both claims. The Company believes HCSO’s counter claim is without merit and intends to vigorously defend against it. The Company has recorded reserves totaling approximately $0.4 million related to these receivables. Due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between the Company and the former client, there is a heightened risk of uncollectibility related to these receivables. However, the Company had a valid contract with HCSO under which services were priced, performed and billed; therefore, the Company believes that these receivables are contractually due under the terms of the expired contract and that the former client has the resources to make payment. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     As discussed more fully in Note 17, PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the three lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company is of the opinion that it will prevail in this lawsuit as it continued to provide services to the County as desired by the County and the amounts are fixed in nature and were billed in accordance with the terms of the expired contract. Accordingly, the Company believes that the outstanding accounts receivable from the County to the Company represent valid receivables for services rendered by the Company. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     The Company had two contracts with a former client, one of which was terminated by the Company in December 2006 and the other expired in January 2007. As of March 31, 2008, the Company has $2.7 million in outstanding receivables due from this former client resulting from contractual billings for services rendered by the Company. Collection of these receivables has been delayed pending the completion of a reconciliation of amounts due to the former client by the Company related to services rendered on behalf of the Company at a medical facility operated by the former client. As of March 31, 2008, this reconciliation is substantially complete and the Company has recorded liabilities totaling $2.3 million due to the former client which represents its best estimate of the amounts due the former client for the services rendered to the Company. These liabilities are recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. The Company believes it will complete this reconciliation process during 2008 and at that time, will collect the outstanding receivable balances. Although there is a heightened risk of uncollectibility related to this amount due to the age of this receivable, the Company believes the risk of a material loss is not probable and that no reserves are required at this time.
     The Company is involved in a dispute with a former client whose contract term ended on October 31, 2007, where the client withheld approximately $2.2 million from payments of receivables due the Company. The Company has recorded approximately $1.5 million of contractual allowances which it estimates as the amount potentially due to the client related to staffing penalties under the contract. The Company is challenging the former clients ability to assess staffing penalties under the initial term of the contract and the method of calculating the assessment. The remaining $0.7 million of the withheld amount due from this former client is primarily related to liquidated damages assessed by the former client. The Company is challenging this amount withheld for liquidated damages as well as the process by which the damages were estimated by the former client. The contract with the former client sets forth specific items for which damages could be assessed and maximum damage amounts that can be assessed for each item. The former client’s assessment of damages did not relate to items for which damages could be assessed under the terms of the contract nor did it provide a calculation of the method used to estimate the damages for the alleged deficiencies. Therefore, the Company has recorded no reserve for this remaining amount. Although there is a heightened risk of uncollectibility related to this amount due to the dispute and age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
     The Company is involved in a dispute with a current client over billed receivables totaling approximately $1.0 million, net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. The Company has a valid contract with this client under which services were performed, priced and billed. Although there is a heightened risk of uncollectibility related to this amount due to the age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
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

8. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Prepaid insurance	$5,584	$5,637
Prepaid cash deposits for professional liability claims losses	5,600	4,500
Prepaid performance bonds	100	114
Prepaid other	774	476

	$12,058	$10,727

9. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	March 31,	December 31,	Estimated
	2008	2007	Useful Lives
Leasehold improvements	$96	$96	5 years
Equipment and furniture	9,571	9,356	5 years
Computer software	3,462	3,075	3-5 years
Medical equipment	1,059	1,047	5 years
Automobiles	60	70	5 years

	14,248	13,644
Less: Accumulated depreciation	(9,017)	(8,589)

	$5,231	$5,055

     Depreciation expense for the quarters ended March 31, 2008 and 2007 was approximately $0.5 million and $0.6 million, respectively.
10. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Deferred financing costs	$340	$334
Less: Accumulated amortization	(254)	(241)

	86	93
Excess deposits for professional liability claims	1,731	2,160
Prepaid insurance deposits	4,273	4,273
Long-term receivables	2,540	2,540
Other refundable deposits	116	116

	$8,746	$9,182

11. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(12,373)	(11,959)

	$3,497	$3,911

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(2,073)	(2,016)

	$327	$384

     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to March 1, 2008, the estimated useful life of the Company’s contract intangible related to the 2001 acquisition of Correctional Health Services, LLC (“CHS”), was 20 years. In the quarter ended March 31, 2008, the Company revised the estimated useful life of the contract intangible related to the acquisition of CHS from 20 years to 16.67 years effective March 1, 2008. This revision of the useful life impacts contract intangibles with a gross value of $4.0 million and will result in an increase to amortization expense of approximately $80,000 per year. The increase in amortization expense for the quarter ended March 31, 2008 was approximately $7,000.
     Estimated aggregate amortization expense related to the above contract intangibles and non-compete agreements for the remainder of 2008 is $1.5 million and for each of the next four years is $0.4 million, $0.3 million, $0.3 million and $0.3 million, respectively.
12. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Salaries and employee benefits	$19,085	$16,940
Professional liability claims	20,023	19,693
Accrued workers’ compensation claims	7,116	7,022
Other	4,927	5,671

	51,151	49,326
Less: Noncurrent portion of professional liability and workers compensation claims.	(12,696)	(15,466)

	$38,455	$33,860

13. Reserve for Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its fixed price contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At March 31, 2008 and December 31, 2007, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
     In the course of performing its reviews in future periods, the Company might identify additional contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include interpretations regarding contract termination or expiration provisions, unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues or other circumstances. Should a contract be identified as a loss contract in a future period, the Company would record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. The identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.
14. Banking Arrangements
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base as determined under the Amended Credit Agreement reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2008, the Company had borrowings outstanding under the Amended Credit Agreement totaling $7.5 million and $22.7 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.4 million.
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
     Under the terms of the Amended Credit Agreement, the Company is required to pay a monthly unused line fee equal to 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Amended Credit Agreement for the month and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Amended Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished. The Amended Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. The mandatory lockbox agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Amended Credit Agreement, requires the outstanding borrowings under the Amended Credit Agreement to be classified as a current liability, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). The MAE clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The Amended Credit Agreement does not expire or have a maturity date within one year and is only classified as a current liability due to the mandatory lockbox agreement and the existence of a MAE clause in accordance with EITF 95-22. As discussed above, the Credit Agreement has a final expiration date of October 31, 2011.
     The Amended Credit Agreement requires the Company to maintain both a minimum level of EBITDA of $8.0 million and a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Amended Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Amended Credit Agreement defines the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared.
     The Company was in compliance with the Amended Credit Agreement covenant requirements at March 31, 2008.
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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2008, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter ended March 31, 2008 is 43.0%.
     The Company accounts for tax contingency accruals under the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) The Company’s tax contingency accruals are reviewed quarterly and can be adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations.
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at March 31, 2008 and there is no accrued interest and penalties included in income tax expense for the quarters ended March 31, 2008 and 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2007. Additionally, open tax years related to state jurisdictions remain subject to examination.
16. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $20.0 million and $19.7 million at March 31, 2008 and December 31, 2007, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the quarters ended March 31, 2008 and 2007, the Company recorded increases of approximately $0.7 million and $2.2 million, respectively, related to its prior years claims reserves as a result of adverse developments on individual claims or matters. The Company’s net income and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $0.4 million and $0.05 per common share, respectively, for the quarter ended March 31, 2008 and $1.3 million and $0.13 per common share, respectively, for the quarter ended March 31, 2007. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at March 31, 2008 represent management’s best estimate of the amounts necessary to discharge the Company’s self insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve for any adverse development is recorded.

17. Commitments and Contingencies
Litigation and Claims
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the trial court dismissed plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of March 31, 2008, the Company has no reserves associated with this proceeding.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. On March 10, 2008, the Court held a hearing on the motion for class certification; and PHS is currently waiting on a ruling. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action and intends to vigorously defend itself. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of March 31, 2008, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of March 31, 2008, the Company has no reserves associated with this proceeding.
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
     The second lawsuit revolves around the County’s actions on or about May 5, 2006, when it opened a new detention facility. PHS is of the opinion that this new facility was not contemplated by the initial contract and represented a material increase in the staffing and equipment required to provide services to the County. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this second lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, as a result of the termination discussed above and the County’s claims of default, as of March 31, 2008, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
Other Matters
     The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2008. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At March 31, 2008, the Company had outstanding performance bonds totaling approximately $8.7 million. These performance bonds are collateralized by letters of credit totaling $5.0 million.
18. Net Income (Loss) Per Share
     Net income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding unvested restricted shares. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities as calculated using the treasury stock method. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock and unvested restricted shares.
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters ended March 31, 2008 and 2007 (in thousands, except share and per share amounts).

	Quarter ended
	March 31,
	2008	2007
Numerator:
Income (loss) from continuing operations	$1,062	$(288)
Income (loss) from discontinued operations, net of taxes	(80)	1,648

Numerator for basic and diluted net income per share	$982	$1,360

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	9,179,805	9,945,304
Effect of dilutive securities:
Employee stock options and restricted shares	18,735	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,198,540	9,945,304

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.12	$(0.03)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.17

Net income	$0.11	$0.14

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.12	$(0.03)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.17

Net income	$0.11	$0.14

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended
	March 31,
	2008	2007
Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,100,707	1,360,841

Weighted average exercise price of excluded options	$17.86	$17.46

19. Comprehensive Income
     For the quarters ended March 31, 2008 and 2007, the Company’s comprehensive income was equal to net income.
20. Segment Data
     On May 3, 2007, SPP, closed on the sale, at net book value, of certain of its assets, to Maxor, effective April 30, 2007. For more information on the sale of SPP assets, see Note 2.
     As of March 31, 2008, the Company has one reportable segment: correctional healthcare services. Prior to the sale of SPP assets described above, the Company also had a reportable segment for pharmaceutical distribution services. The correctional healthcare services segment contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The pharmaceutical distribution services segment, prior to May 1, 2007, contracted with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. The accounting policies of the segments were the same. The Company evaluated segment performance based on each segment’s gross margin without allocation of corporate selling, general and administrative expenses, interest expense or income tax provision (benefit).
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended March 31, 2007:
Healthcare revenues	$116,418	$14,405	$(11,719)	$119,104
Healthcare expenses	107,919	14,632	(11,719)	110,832

Gross margin	$8,499	$(227)	$—	$8,272

Depreciation and amortization expense	$847	$183	$—	$1,030

21. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. No stock repurchases were made during the quarter ended March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities and, prior to May 1, 2007, was also a distributor of pharmaceuticals and medical supplies. As of April 1, 2008, the Company provided and/or administered managed healthcare services under 64 contracts to approximately 130,000 inmates at over 129 sites in 22 states.
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
     On April 12, 2007, SPP and PHS, as guarantor, entered into an asset purchase agreement with Maxor National Pharmacy Services Corporation (“Maxor”) whereby SPP agreed to sell certain of its assets to Maxor at net book value (the “Transaction”). The closing of the Transaction occurred on May 3, 2007, with an effective date as of April 30, 2007. The net book value of the assets included in the Transaction was approximately $3.8 million as of April 30, 2007, which consisted of approximately $1.9 million in inventory and approximately $2.0 million in fixed assets, offset by approximately $0.1 million of liabilities for accrued vacation assumed by Maxor. Additionally, as a condition to the closing of the Transaction, Maxor and PHS entered into a long-term pharmacy services agreement (the “Services Agreement”), pursuant to which Maxor became the provider of pharmaceuticals and medical supplies to PHS. The Services Agreement commenced effective May 1, 2007 and will remain in effect until October 31, 2014 (unless terminated earlier in accordance with the terms of the Services Agreement). During the term of the Services Agreement, PHS will utilize Maxor on an exclusive basis to provide pharmaceuticals and medical and surgical supplies to PHS, except in certain specified situations, including when a PHS client elects or requires PHS to utilize another pharmacy services provider.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans but actual results may differ materially from current expectations. Significant factors that could cause actual results to differ materially from the forward-looking statements include, among other things, the following:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	risks arising from the possibility that Maxor, the acquirer of certain assets of SPP cannot provide pharmaceuticals or related services at either a cost or service level sufficient to allow the Company to meet its contractual obligations with its customers without negatively impacting financial performance;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results; and

•	the risks arising from shareholder litigation.
     In addition to the risks referenced above, additional risks are highlighted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Critical Accounting Policies And Estimates
General
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:

•	revenue (net of contractual allowances) and cost recognition (including the estimated cost of off-site medical claims);

•	allowance for doubtful accounts;

•	loss contracts;

•	professional and general liability self-insurance retention;

•	other self-funded insurance reserves;

•	legal contingencies;

•	impairment of intangible assets and goodwill;

•	amortizable life of contract intangibles;

•	income taxes; and

•	share-based compensation.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the quarters ended March 31, 2008 and 2007.

	Percentage of Revenue from
	Continuing Operations
	For the Quarter	For the Quarter
Contract Category	Ended March 31, 2008	Ended March 31, 2007
Fixed Fee	14.4%	15.3%
Population Based	60.1%	57.7%
Cost Plus a Fee	25.5%	24.7%
Pharmacy Revenue*	0.0%	2.3%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor. For more information, see Item 2. — “General.”
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
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing and/or administering the managed care, including, the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for specific disease diagnoses illnesses. Certain of the Company’s contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, specific disease diagnoses illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For certain of its contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $300,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lessor of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
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
     As discussed more fully in Part II — Item 1. “Legal Proceedings,” at March 31, 2008, PHS had approximately $1.2 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.8 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. HCSO has, to date, refused to make payments on the outstanding receivables arguing that the Company had not adequately researched whether there was alternative third party insurance payors who should have paid for the offsite medical services in question. The Company believes that its process for identifying such potential third party payors complied with the terms of its contract with HCSO. On November 5, 2007, the Company filed a formal complaint seeking collection of the outstanding receivables. On February 12, 2008, HCSO filed a counter claim seeking $0.6 million for alleged damages. Discovery is currently proceeding on both claims. The Company believes HCSO’s counter claim is without merit and intends to vigorously defend against it. The Company has recorded reserves totaling approximately $0.4 million related to these receivables. Due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between the Company and the former client, there is a heightened risk of uncollectibility related to these receivables. However, the Company a valid contract with HCSO under which services were priced, performed and billed; therefore, the Company believes that these receivables are contractually due under the terms of the expired contract and that the former client has the resources to make payment. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     As discussed more fully in Part II — Item 1. “Legal Proceedings,” PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the three lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company is of the opinion that it will prevail in this lawsuit as it continued to provide services to the County as desired by the County and the amounts are fixed in nature and were billed in accordance with the terms of the expired contract. Accordingly, the Company believes that the outstanding accounts receivable from the County to the Company represent valid receivables for services rendered by the Company. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     The Company had two contracts with a former client, one of which was terminated by the Company in December 2006 and the other expired in January 2007. As of March 31, 2008, the Company has $2.7 million in outstanding receivables due from this former client resulting from contractual billings for services rendered by the Company. Collection of these receivables has been delayed pending the completion of a reconciliation of amounts due to the former client by the Company related to services rendered on behalf of the Company at a medical facility operated by the former client. As of March 31, 2008, this reconciliation is substantially complete and the Company has recorded liabilities totaling $2.3 million due to the former client which represents its best estimate of the amounts due the former client for the services rendered to the Company. These liabilities are recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The Company believes it will complete this reconciliation process during 2008 and at that time, will collect the outstanding receivable balances. Although there is a heightened risk of uncollectibility related to this amount due to the age of this receivable, the Company believes the risk of a material loss is not probable and that no reserves are required at this time.
     The Company is involved in a dispute with a former client whose contract term ended on October 31, 2007, where the client withheld approximately $2.2 million from payments of receivables due the Company. The Company has recorded approximately $1.5 million of contractual allowances which it estimates as the amount potentially due to the client related to staffing penalties under the contract. The Company is challenging the former clients ability to assess staffing penalties under the initial term of the contract and the method of calculating the assessment. The remaining $0.7 million of the withheld amount due from this former client is primarily related to liquidated damages assessed by the former client. The Company is challenging this amount withheld for liquidated damages as well as the process by which the damages were estimated by the former client. The contract with the former client sets forth specific items for which damages could be assessed and maximum damage amounts that can be assessed for each item. The former client’s assessment of damages did not relate to items for which damages could be assessed under the terms of the contract nor did it provide a calculation of the method used to estimate the damages for the alleged deficiencies. Therefore, the Company has recorded no reserve for this remaining amount. Although there is a heightened risk of uncollectibility related to this amount due to the dispute and age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
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
Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its fixed price contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At March 31, 2008, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
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
Professional and General Liability Self-Insurance Retention
     As a healthcare provider, the Company’s business occasionally results in actions for negligence and other causes of action related to its provision of healthcare services with the attendant risk of substantial damage awards, or court ordered non-monetary relief such as, changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates alleging negligent healthcare services, deliberate indifference to their medical needs or the lack of timely or adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals with whom it contracts. The Company’s contracts generally provide for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents.
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
     Given the fact that many claims are not brought during the year of occurrence, in addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by various analyses, including an actuarial analysis, which is performed on a quarterly basis.
     At March 31, 2008, the Company’s reserves for both known and incurred but not reported claims totaled $20.0 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the quarters ended March 31, 2008 and 2007, the Company recorded increases of approximately $0.7 million and $2.2 million, respectively, related to its prior year claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At March 31, 2008, the Company has approximately $8.4 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.1 million of this amount is related to workers’ compensation claims, of which approximately $4.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
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
Impairment of Intangible Assets and Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2007. Based on the results of this annual review, management determined that goodwill was not impaired. However, future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
Amortizable Life of Contract Intangibles
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful like. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to March 1, 2008, the estimated useful life of the Company’s contract intangible related to the CHS acquisition, was 20 years. In the quarter ended March 31, 2008, the Company revised the estimated life of the contract intangible from 20 years to 16.67 years. The revised life impacted contract intangibles with a gross value of $4.0 million and will result in an increase to amortization expense of approximately $80,000 per year. The increase in amortization expense for the quarter ended March 31, 2008 was approximately $7,000.
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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2008, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter ended March 31, 2008 is 43.0%.
     The Company accounts for tax contingency accruals under the provisions of FIN 48. The Company’s tax contingency accruals are reviewed quarterly and can be adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations.
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at March 31, 2008 and there is no accrued interest and penalties included in income tax expense for the quarters ended March 31, 2008 and 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the IRS for calendar years 2004 through 2007. Additionally, open tax years related to state jurisdictions remain subject to examination.
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

	Quarter ended
	March 31,
Percentage of Healthcare Revenues	2008	2007
Healthcare revenues	100.0%	100.0%
Healthcare expenses	92.4	93.1

Gross margin	7.6	6.9
Selling, general and administrative expenses	5.1	6.2
Audit Committee investigation and related expenses	0.1	—
Depreciation and amortization	0.7	0.8

Income from operations	1.7	(0.1)
Interest, net	0.2	0.3

Income (loss) from continuing operations before income tax provision (benefit)	1.5	(0.4)
Income tax provision (benefit)	0.7	(0.2)

Income (loss) from continuing operations	0.8	(0.2)
Income (loss) from discontinued operations, net of taxes	—	1.3

Net income	0.8%	1.1%

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007
     Healthcare revenues. Healthcare revenues for the quarter ended March 31, 2008 increased $7.6 million, or 6.4%, from $119.1 million for the quarter ended March 31, 2007 to $126.7 million for the quarter ended March 31, 2008. Healthcare revenues in 2008 included $1.3 million of revenue growth resulting from correctional healthcare services contracts added in 2007 and 2008 through marketing activities. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond March 31, 2008 experienced revenue growth of 7.7% consisting of additional revenue of $9.0 million during the first quarter of 2008 as the result of increases from contract renegotiations and automatic price increases. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $2.7 million as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.” As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended March 31, 2008 increased $6.3 million, or 5.6%, from $110.8 million, or 93.1% of revenues, for the quarter ended March 31, 2007 to $117.1 million, or 92.4% of revenues, for the quarter ended March 31, 2008. Included in healthcare expenses for the quarter ended March 31, 2008 and 2007 is approximately $23,000 and $114,000, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2007 and 2008 through marketing activities accounted for $1.2 million of the increase. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond March 31, 2008 experienced an increase of $8.1 million during the first quarter of 2008 as a result of increases in the levels of staff and staff compensation, increases in off-site medical services, pharmacy and insurance costs. SPP pharmaceutical distribution expense decreased $2.9 million as a result of the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.5 million, or 5.1% of revenues, for the quarter ended March 31, 2008 as compared to $7.3 million, or 6.2% of revenues, for the quarter ended March 31, 2007. Included in selling, general and administrative expenses for the quarter ended March 31, 2008 and 2007 is approximately $0.6 million and $1.1 million, respectively, related to share-based compensation expense.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $58,000, for the quarter ended March 31, 2008 as compared to $14,000, for the quarter ended March 31, 2007. The Audit Committee investigation and related expenses incurred in the quarters ended March 31, 2008 and 2007 related to the legal costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the

Audit Committee that concluded in March 2006. See Part II — Item 1. “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $0.9 million and $1.0 million for the quarters ended March 31, 2008 and 2007, respectively.
     Interest, net. Net interest expense decreased to $0.3 million for the quarter ended March 31, 2008 from $0.4 million for the quarter ended March 31, 2007. This decrease is primarily the result of a reduction in interest rates.
     Income tax provision (benefit). The income tax provision for the quarter ended March 31, 2008 was $0.8 million as compared with an income tax benefit of $0.2 million for the quarter ended March 31, 2007. The increase in the income tax provision is a result of an increase in income from continuing operations before income tax provision due to the factors discussed above.
     Income (loss) from continuing operations. Income from continuing operations for the quarter ended March 31, 2008 was $1.1 million, as compared with a loss from continuing operations of $0.3 million for the quarter ended March 31, 2007 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended March 31, 2008 was $80,000 as compared with income from discontinued operations, net of taxes of $1.6 million for the quarter ended March 31, 2007. The income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the quarter ended March 31, 2008 was $1.0 million as compared with $1.4 million for the quarter ended March 31, 2007 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had negative working capital of $4.7 million at March 31, 2008 compared to negative working capital of $5.0 million at December 31, 2007. Days sales outstanding in accounts receivable were 48 at March 31, 2008 while accounts payable days outstanding at March 31, 2008 were 39 and accrued medical claims liability days outstanding at March 31, 2008 were 87. Days sales outstanding in accounts receivable were 45 at December 31, 2007 while accounts payable days outstanding at December 31, 2007 were 39 and accrued medical claims liability days outstanding at December 31, 2007 were 103.
     The Company had net income of $1.0 million for the quarter ended March 31, 2008 compared to $1.4 million for the quarter ended March 31, 2007. The Company had stockholders’ equity of $41.3 million at March 31, 2008 and $39.7 million at December 31, 2007. The Company had cash and cash equivalents of $11.1 million at March 31, 2008 compared to $9.0 million at December 31, 2007.
     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the quarters ended March 31, 2008 and 2007 were $2.7 million.
     Cash flows used in investing activities were $0.6 million and $0.8 million, respectively, for the quarters ended March 31, 2008 and 2007 which represented purchases of property and equipment, which were financed through working capital.
     Cash flows provided by financing activities during the quarter ended March 31, 2008 were $74,000 which represent cash receipts resulting from the issuance of common stock under the Company’s employee stock purchase plan. Cash flows used in financing activities during the quarter ended March 31, 2007 were $7.7 million which represented share repurchases of $7.9 million, offset by receipts resulting from the issuance of common stock under the Company’s employee stock purchase plan of $0.2 million.
     Credit Facility
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base as determined under the Amended Credit Agreement reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2008, the Company had borrowings outstanding under the Amended Credit Agreement totaling $7.5 million and $22.7 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.4 million.
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
     Under the terms of the Amended Credit Agreement, the Company is required to pay a monthly unused line fee equal to 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Amended Credit Agreement for the month and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Amended Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished. The Amended Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. The mandatory lockbox agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Amended Credit Agreement, requires the outstanding borrowings under the Amended Credit Agreement to be classified as a current liability, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). The MAE clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The Amended Credit Agreement does not expire or have a maturity date within one year and is only classified as a current liability due to the mandatory lockbox agreement and the existence of a MAE clause in accordance with EITF 95-22. As discussed above, the Credit Agreement has a final expiration date of October 31, 2011.
     The Amended Credit Agreement requires the Company to maintain both a minimum level of EBITDA of $8.0 million and a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Amended Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Amended Credit Agreement defines the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared.

     The Company was in compliance with the Amended Credit Agreement covenant requirements at March 31, 2008.
     Other Financing Transactions
     At March 31, 2008, the Company had standby letters of credit outstanding totaling $5.4 million which were collateralized by a reduction of availability under the Amended Credit Agreement.
     Contractual Obligations and Commercial Commitments
     As of March 31, 2008, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$891	$1,020	$612	$1,614
Revolving credit facility	7,500	—	—	—
Workers compensation claims	2,749	3,317	956	—
Professional and general liability claims	11,694	7,433	781	115

Total	$22,834	$11,770	$2,349	$1,729

     At March 31, 2008, the Company was contingently liable for $8.7 million of performance bonds. The performance bonds are collateralized by $5.0 million of the standby letters of credit discussed above.
     Off-Balance Sheet Transactions
     As of March 31, 2008 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
     Inflation
     Some of the Company’s contracts provide for annual increases in the fixed base fee based upon changes in components of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate when bidding and negotiating the fixed fee for future years. If the rate of inflation exceeds the levels projected, the excess costs will be absorbed by the Company with the financial impact dependent upon contract structure. Conversely, the Company may benefit should the actual rate of inflation fall below the estimate used in the bidding and negotiation process.
     Recently Issued Accounting Pronouncements
     Fair Value Measurement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of SFAS No. 157 on January 1, 2008 and the adoption did not have a material impact on its financial position or results of operations. The Company does not expect the adoption of the deferred provisions of SFAS No. 157 to have a material impact on its financial position or results of operations.
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
     SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 choosing not to elect the fair value option. The adoption did not have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Amended Credit Agreement. The Amended Credit Agreement carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have had no material effect on interest expense paid under the Amended Credit Agreement. Interest expense represents 0.2% and 0.3% of the Company’s revenues for the quarters ended March 31, 2008 and 2007, respectively. Debt of $7.5 million at March 31, 2008 represents 4.7% of the Company’s total liabilities and stockholders’ equity.
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

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City of Philadelphia’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the trial court dismissed plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of March 31, 2008, the Company has no reserves associated with this proceeding.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. On March 10, 2008, the court held a hearing on the motion for class certification; and PHS is currently waiting on a ruling. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action and intends to vigorously defend itself. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of March 31, 2008, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center. Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of March 31, 2008, the Company has no reserves associated with this proceeding.
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
     The second lawsuit revolves around the County’s actions on or about May 5, 2006, when it opened a new detention facility. PHS is of the opinion that this new facility was not contemplated by the initial contract and represented a material increase in the staffing and equipment required to provide services to the County. The

County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this second lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, as a result of the termination discussed above and the County’s claims of default, as of March 31, 2008, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Other Matters. The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses at March 31, 2008. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURTIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	—	Renewal, effective as of January 1, 2008, to an Agreement dated January 1, 2005, as amended, effective July 1, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.2	—	Contract Modification Agreement No. 3 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

10.3	—	Second Amended and Restated Revolving Credit and Security Agreement dated February 22, 2008 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2008).

10.4	—	Amendment No. 1 to Second Amended and Restated Revolving Credit and Security Agreement dated February 22, 2008 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2008).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 18 to the condensed consolidated financial statements in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA SERVICE GROUP INC.
/s/ MICHAEL CATALANO
Michael Catalano
Chairman & Chief Executive Officer (Duly Authorized Officer)

/s/ MICHAEL W. TAYLOR
Michael W. Taylor
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Dated: May 5, 2008