Form 10-Q
period 2008-06-30
AMERICA SERVICE GROUP INC /DE
filed 2008-08-04
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
     There were 9,344,300 shares of common stock, par value $0.01 per share, outstanding as of July 30, 2008.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,841	$8,969
Accounts receivable, net of allowance for doubtful accounts of $553 and $689, respectively	47,262	62,663
Inventories	2,777	2,999
Prepaid expenses and other current assets	10,999	10,727
Current deferred tax assets	5,653	5,442

Total current assets	83,532	90,800
Property and equipment, net	5,613	5,055
Goodwill, net	40,772	40,772
Contracts, net	3,071	3,911
Other intangibles, net	269	384
Other assets	8,994	9,182
Noncurrent deferred tax assets	—	816

Total assets	$142,251	$150,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,531	$20,264
Accrued medical claims liability	17,193	22,184
Accrued expenses	36,713	33,860
Deferred revenue	3,025	11,996
Revolving credit facility	7,500	7,500

Total current liabilities	83,962	95,804
Noncurrent portion of accrued expenses	14,389	15,466
Noncurrent deferred tax liabilities	719	—

Total liabilities	99,070	111,270

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at June 30, 2008 and December 31, 2007; 9,319,038 and 9,316,014 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	93	93
Additional paid-in capital	38,683	37,485
Retained earnings	4,405	2,072

Total stockholders’ equity	43,181	39,650

Total liabilities and stockholders’ equity	$142,251	$150,920

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements. The condensed consolidated balance sheet at
December 31, 2007 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Healthcare revenues	$125,721	$117,277	$251,859	$235,759
Healthcare expenses	115,309	108,811	231,891	219,008

Gross margin	10,412	8,466	19,968	16,751
Selling, general and administrative expenses	6,861	6,768	13,340	14,098
Audit Committee investigation and related expenses	—	26	58	40
Depreciation and amortization	966	933	1,885	1,961

Income from operations	2,585	739	4,685	652
Interest, net	177	358	449	720

Income (loss) from continuing operations before income tax provision	2,408	381	4,236	(68)
Income tax provision	935	238	1,722	68

Income (loss) from continuing operations	1,473	143	2,514	(136)
Income (loss) from discontinued operations, net of taxes	(122)	1,156	(181)	2,795

Net income	$1,351	$1,299	$2,333	$2,659

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.16	$0.02	$0.27	$(0.01)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.12	(0.02)	0.29

Net income	$0.15	$0.14	$0.25	$0.28

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.16	$0.02	$0.27	$(0.01)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.12	(0.02)	0.29

Net income	$0.15	$0.14	$0.25	$0.28

Weighted average common shares outstanding:
Basic	9,194,473	9,367,231	9,187,139	9,654,671

Diluted	9,218,425	9,486,331	9,209,483	9,654,671

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Six month ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,333	$2,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,897	2,008
Loss on retirement of fixed assets	16	24
Finance cost amortization	21	58
Deferred income taxes	1,324	1,822
Share-based compensation expense	1,123	2,085
Changes in operating assets and liabilities, net of effect of sale of SPP assets:
Accounts receivable, net	15,401	12,027
Inventories	222	1,199
Prepaid expenses and other current assets	(272)	3,009
Other assets	166	1,363
Accounts payable	(733)	(3,111)
Accrued medical claims liability	(4,991)	689
Accrued expenses	1,776	(7,100)
Deferred revenue	(8,971)	(9,496)

Net cash provided by operating activities	9,312	7,236

Cash flows from investing activities:
Capital expenditures, net	(1,515)	(1,284)
Proceeds from sale of SPP assets	—	3,811

Net cash provided by (used in) investing activities	(1,515)	2,527

Cash flows from financing activities:
Share repurchases	—	(13,655)
Issuance of common stock	75	198

Net cash provided by (used in) financing activities	75	(13,457)

Net increase (decrease) in cash and cash equivalents	7,872	(3,694)
Cash and cash equivalents at beginning of period	8,969	13,736

Cash and cash equivalents at end of period	$16,841	$10,042

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of June 30, 2008 and for the quarters and six months ended June 30, 2008 and 2007 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the quarters and six months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).
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

3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of June 30, 2008, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers. See Note 17.
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
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of SFAS No. 157 on January 1, 2008 and the adoption did not have a material impact on its financial position or results of operations. The Company does not expect the adoption of the deferred provisions of SFAS No. 157 to have a material impact on its financial position of results of operations.
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
5. Share-Based Compensation
     The Company has several approved stock incentive plans for its eligible employees and outside directors. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). For the quarters ended June 30, 2008 and 2007, the Company recognized total share-based compensation costs of $0.5 million and $0.9 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized total share-based compensation costs of $1.1 million and $2.1 million, respectively.
     No options or restricted stock were issued during the quarters and six months ended June 30, 2008 and 2007. A summary of option activity and changes during the six months ended June 30, 2008 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2007	1,193,951	$17.19
Granted	—	—
Exercised	—	—
Canceled	(76,640)	12.12

Outstanding, June 30, 2008	1,117,311	$17.54	5.79	$145

Exercisable, June 30, 2008	1,028,638	$17.79	5.60	$145

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.
     A summary of the nonvested shares of restricted stock and activity during the six months ended June 30, 2008 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2007	141,230	$15.44
Granted	—	—
Vested	(12,000)	15.07
Forfeited	(1,500)	16.28

Nonvested, June 30, 2008	127,730	$15.46

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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Healthcare revenues	$343	$24,152	$2,573	$52,123
Healthcare expenses	545	22,179	2,865	47,362

Gross margin	(202)	1,973	(292)	4,761
Depreciation and amortization	3	23	12	47

Income (loss) from discontinued operations before taxes	(205)	1,950	(304)	4,714
Income tax provision (benefit)	(83)	794	(123)	1,919

Income (loss) from discontinued operations, net of taxes	$(122)	$1,156	$(181)	$2,795

7. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Billed accounts receivable	$25,965	$36,199
Unbilled accounts receivable	23,670	28,439
Other accounts receivable	712	1,254

	50,347	65,892
Less: Allowances	(553)	(689)

	49,794	65,203
Less: Receivables reclassified as noncurrent	(2,532)	(2,540)

	$47,262	$62,663

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
     As discussed more fully in Note 17, at June 30, 2008, PHS had approximately $1.3 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.8 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. HCSO has, to date, refused to make payments on the outstanding receivables arguing that the Company had not adequately researched whether there was alternative third party insurance payors who should have paid for the offsite medical services in question. The Company believes that its process for identifying such potential third party payors complied with the terms of its contract with HCSO. On November 5, 2007, the Company filed a formal complaint seeking collection of the outstanding receivables. On February 12, 2008, HCSO filed a counter claim seeking $0.6 million for alleged damages. Discovery is currently proceeding on both claims. The Company believes HCSO’s counter claim is without merit and intends to vigorously defend against it. The Company has recorded reserves totaling approximately $0.5 million related to these receivables. Due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between the Company and the former client, there is a heightened risk of uncollectibility related to these receivables. However, the Company believes PHS had a valid contract with HCSO under which services were priced, performed and billed; therefore, the Company believes that these receivables are contractually due under the terms of the expired contract and that the former client has the resources to make payment. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     As discussed more fully in Note 17, PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the three lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company is of the opinion that it will prevail in this lawsuit as it continued to provide services to the County as desired by the County and the amounts are fixed in nature and were billed in accordance with the terms of the expired contract. Accordingly, the Company believes that the outstanding accounts receivable from the County to the Company represent valid receivables for services rendered by the Company. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     The Company had two contracts with a former client, one of which was terminated by the Company in December 2006 and the other expired in January 2007. Prior to June 2008, the Company had $2.7 million in outstanding receivables due from this former client resulting from contractual billings for services rendered by the Company. Collection of these receivables had been delayed pending the completion of a reconciliation of amounts due to the former client by the Company related to services rendered on behalf of the Company at a medical facility operated by the former client. Prior to June 2008, this reconciliation was substantially complete and the Company had recorded liabilities totaling $2.3 million due to the former client which represented its best estimate of the amounts due the former client for the services rendered to the Company. Prior to June 2008, these liabilities were recorded in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet. In June 2008, the Company and the former client executed a formal settlement agreement under which the Company offset its liabilities due to the former client against the outstanding receivables due from the former client and received a check for the remaining net amount totaling $0.4 million. As of June 30, 2008, there are no outstanding receivables due from this former client or outstanding liabilities due to this former client in the accompanying condensed consolidated balance sheet.
     The Company is involved in a dispute with a former client whose contract term ended on October 31, 2007, where the client withheld approximately $2.2 million from payments of receivables due the Company. The Company has recorded approximately $1.5 million of contractual allowances which it estimates as the amount potentially due to the client related to staffing penalties under the contract. The Company is challenging the former client’s ability to assess staffing penalties under the initial term of the contract and the method of calculating the assessment. The remaining $0.7 million of the withheld amount due from this former client is primarily related to liquidated damages assessed by the former client. The Company is challenging this amount withheld for liquidated damages as well as the process by which the damages were estimated by the former client. The contract with the former client sets forth specific items for which damages could be assessed and maximum damage amounts that can be assessed for each item. The former client’s assessment of damages did not relate to items for which damages could be assessed under the terms of the contract nor did it provide a calculation of the method used to estimate the damages for the alleged deficiencies. Therefore, the Company has recorded no reserve for this remaining amount. Although there is a heightened risk of uncollectibility related to this amount due to the dispute and age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
     The Company was involved in a dispute with a current client over billed receivables totaling approximately $1.0 million, net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. During the second quarter of 2008, the Company and the client reached a settlement agreement under the terms of which the client will pay the Company $1.0 million. This settlement agreement was executed by the Company and the client during July 2008 and the Company expects to receive payment.
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and, other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of uncollectibility of these receivables which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matters discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.

8. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Prepaid insurance	$4,082	$5,637
Prepaid cash deposits for professional liability claims losses	6,100	4,500
Prepaid performance bonds	46	114
Prepaid other	771	476

	$10,999	$10,727

9. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	June 30,	December 31,	Estimated
	2008	2007	Useful Lives
Leasehold improvements	$96	$96	5 years
Equipment and furniture	10,150	9,356	5 years
Computer software	3,284	3,075	3-5 years
Medical equipment	1,075	1,047	5 years
Automobiles	60	70	5 years
Management information systems under development	445	—	—

	15,110	13,644
Less: Accumulated depreciation	(9,497)	(8,589)

	$5,613	$5,055

     Depreciation expense for each of the quarters ended June 30, 2008 and 2007 was approximately $0.5 million. Depreciation expense for the six months ended June 30, 2008 and 2007 was approximately $0.9 million and $1.1 million, respectively.
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
10. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Deferred financing costs	$383	$334
Less: Accumulated amortization	(262)	(241)

	121	93
Excess deposits for professional liability claims	1,959	2,160
Prepaid insurance deposits	4,273	4,273
Long-term receivables	2,532	2,540
Other refundable deposits	109	116

	$8,994	$9,182

11. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(12,799)	(11,959)

	$3,071	$3,911

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(2,131)	(2,016)

	$269	$384

     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to March 1, 2008, the estimated useful life of the Company’s contract intangible related to the 2001 acquisition of Correctional Health Services, LLC (“CHS”), was 20 years. In the quarter ended March 31, 2008, the Company revised the estimated useful life of the contract intangible related to the acquisition of CHS from 20 years to 16.67 years effective March 1, 2008. The revision of the useful life impacts contract intangibles with a gross value of $4.0 million and will result in an increase to amortization expense of approximately $80,000 per year. The increase in amortization expense for the quarter and six months ended June 30, 2008 was approximately $20,000 and $27,000, respectively.
     Estimated aggregate amortization expense related to the above contract intangibles and non-compete agreements for the remainder of 2008 is $1.0 million and for each of the next four years is $0.4 million, $0.3 million, $0.3 million and $0.3 million, respectively.
12. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Salaries and employee benefits	$18,220	$16,940
Professional liability claims	20,717	19,693
Accrued workers’ compensation claims	7,487	7,022
Other	4,678	5,671

	51,102	49,326
Less: Noncurrent portion of professional liability and workers’ compensation claims	(14,389)	(15,466)

	$36,713	$33,860

13. Reserve for Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At June 30, 2008 and December 31, 2007, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.

     In the course of performing its reviews in future periods, the Company might identify contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include interpretations regarding contract termination or expiration provisions, unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues or other circumstances. If a contract is identified as a loss contract in a future period, the Company will record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. The identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.
14. Banking Arrangements
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base as determined under the Amended Credit Agreement reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2008, the Company had borrowings outstanding under the Amended Credit Agreement totaling $7.5 million and $7.6 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.4 million.
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
     The Company was in compliance with the Amended Credit Agreement covenant requirements at June 30, 2008.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2008, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and six months ended June 30, 2008 is 38.8% and 40.7%, respectively.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at June 30, 2008 and there is no accrued interest and penalties included in income tax expense for the quarters and six months ended June 30, 2008 and 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2007. Additionally, open tax years related to state jurisdictions remain subject to examination.
16. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $20.7 million and $19.7 million at June 30, 2008 and December 31, 2007, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the six months ended June 30, 2008 and 2007, the Company recorded increases of approximately $1.9 million and $3.8 million, respectively, related to its prior years claims reserves as a result of adverse developments on individual claims or matters. The Company’s net income and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $1.1 million and $0.12 per common share, respectively, for the six months ended June 30, 2008 and $2.2 million and $0.23 per common share, respectively, for the six months ended June 30, 2007. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at June 30, 2008 represent management’s best estimate of the amounts necessary to discharge the Company’s self-insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the reserve for any adverse development is recorded.
17. Commitments and Contingencies
Litigation and Claims
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia (the “City”) and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the trial court dismissed plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of June 30, 2008, the Company has no reserves associated with this proceeding.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. On March 10, 2008, the Court held a hearing on the motion for class certification; and PHS is currently waiting on a ruling. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action and intends to vigorously defend itself. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of June 30, 2008, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, Correctional Health Services, LLC (“CHS”), was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of June 30, 2008, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.3 million dollars owed to PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.8 million of these receivables relate to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represent interest accrued on the past due balances under the terms of the Agreement. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleges that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleges (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. The parties are currently in the initial phases of discovery. PHS believes HCSO’s counterclaims are without merit and intends to vigorously defend against them.
     PHS has recorded reserves totaling approximately $0.5 million related to these receivables. However, due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between PHS and HCSO, there is a heightened risk of uncollectibility related to these receivables. PHS believes that the receivables are contractually due under the terms of the Agreement and that HCSO has the resources to make payment. As a result, PHS believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position.
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
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Appellate Court reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Supreme Court to review the May 14, 2008 Appellate Court decision. PHS believes that the Appellate Court made the correct decision and that the Supreme Court should elect not to hear this case. However, in the event the Supreme Court decides to hear this case and ultimately reverses the ruling of the Maryland Court of Special Appeals that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse ruling could have a material adverse effect on the other two suits between the County and PHS (which are discussed below) and therefore on the Company’s financial position and its results of operations.
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
     Finally, as a result of the termination discussed above and the County’s claims of default, as of June 30, 2008, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the Spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company: incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
Other Matters
     The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2008. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At June 30, 2008, the Company had outstanding performance bonds totaling approximately $9.2 million. These performance bonds are collateralized by letters of credit totaling $5.0 million.
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

     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and six months ended June 30, 2008 and 2007 (in thousands, except share and per share amounts).

	Quarter ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$1,473	$143	$2,514	$(136)
Income (loss) from discontinued operations, net of taxes	(122)	1,156	(181)	2,795

Numerator for basic and diluted net income per share	$1,351	$1,299	$2,333	$2,659

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	9,194,473	9,367,231	9,187,139	9,654,671
Effect of dilutive securities:
Employee stock options and restricted shares	23,952	119,100	22,344	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,218,425	9,486,331	9,209,483	9,654,671

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.16	$0.02	$0.27	$(0.01)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.12	(0.02)	0.29

Net income	$0.15	$0.14	$0.25	$0.28

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.16	$0.02	$0.27	$(0.01)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.12	(0.02)	0.29

Net income	$0.15	$0.14	$0.25	$0.28

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Six month ended
	June 30,		June 30,
	2008	2007	2008	2007
Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,090,499	903,207	1,095,603	1,327,272

Weighted average exercise price of excluded options	$17.87	$20.32	$17.87	$17.40

19. Comprehensive Income
     For the quarters and six months ended June 30, 2008 and 2007, the Company’s comprehensive income was equal to net income.
20. Segment Data
     On May 3, 2007, SPP, closed on the sale, at net book value, of certain of its assets, to Maxor, effective April 30, 2007. For more information on the sale of SPP assets, see Note 2.
     As of June 30, 2008, the Company has one reportable segment: correctional healthcare services. Prior to the sale of SPP assets described above, the Company also had a reportable segment for pharmaceutical distribution services. The correctional healthcare services segment contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The pharmaceutical distribution services segment, prior to May 1, 2007, contracted with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. The accounting policies of the segments were the same. The Company evaluated segment performance based on each segment’s gross margin without allocation of corporate selling, general and administrative expenses, interest expense or income tax provision (benefit).

     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended June 30, 2007:
Healthcare revenues	$116,437	$4,690	$(3,850)	$117,277
Healthcare expenses	107,884	4,777	(3,850)	108,811

Gross margin	$8,553	$(87)	$—	$8,466

Depreciation and amortization expense	$872	$61	$—	$933

Six months ended June 30, 2007:
Healthcare revenues	$232,233	$19,095	$(15,569)	$235,759
Healthcare expenses	215,168	19,409	(15,569)	219,008

Gross margin	$17,065	$(314)	$—	$16,751

Depreciation and amortization expense	$1,717	$244	$—	$1,961

21. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. No stock repurchases were made during the quarter and six months ended June 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities and, prior to May 1, 2007, was also a distributor of pharmaceuticals and medical supplies. As of July 1, 2008, the Company provided and/or administered managed healthcare services under 63 contracts to approximately 132,000 inmates at over 125 sites in 23 states.
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

•
risks arising from the possibility that Maxor, the acquirer of certain assets of SPP, cannot provide pharmaceuticals or related services at either a cost or service level sufficient to allow the Company to meet its contractual obligations with its customers without negatively impacting financial performance;

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
     In addition to the risks referenced above, additional risks are highlighted in Item 1A, “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the six months ended June 30, 2008 and 2007.

	Percentage of Revenue from
	Continuing Operations
	For the Six Months	For the Six Months
Contract Category	Ended June 30, 2008	Ended June 30, 2007
Fixed Fee	14.9%	15.1%
Population Based	59.4%	58.1%
Cost Plus a Fee	25.7%	25.3%
Pharmacy Revenue*	0.0%	1.5%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor. For more information, see Item 2. — “General.”
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
     Additionally, along with other information, an actuarial analysis is prepared at least quarterly as an additional tool in evaluating the adequacy of the Company’s reserves for self-insurance retention for certain reported as well as unreported professional and general liability claims associated with the delivery of medical services and included in accrued expenses and the noncurrent portion of accrued expenses on the accompanying consolidated balance sheets. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between actuarial estimates and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made and a corresponding change in healthcare expenses.
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
     As discussed more fully in Part II — Item 1. “Legal Proceedings,” at June 30, 2008, PHS had approximately $1.3 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.8 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. HCSO has, to date, refused to make payments on the outstanding receivables arguing that the Company had not adequately researched whether there was alternative third party insurance payors who should have paid for the offsite medical services in question. The Company believes that its process for identifying such potential third party payors complied with the terms of its contract with HCSO. On November 5, 2007, the Company filed a formal complaint seeking collection of the outstanding receivables. On February 12, 2008, HCSO filed a counter claim seeking $0.6 million for alleged damages. Discovery is currently proceeding on both claims. The Company believes HCSO’s counter claim is without merit and intends to vigorously defend against it. The Company has recorded reserves totaling approximately $0.5 million related to these receivables. Due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between the Company and the former client, there is a heightened risk of uncollectibility related to these receivables. However, the Company believes PHS had a valid contract with HCSO under which services were priced, performed and billed; therefore, the Company believes that these receivables are contractually due under the terms of the expired contract and that the former client has the resources to make payment. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     As discussed more fully in Part II — Item 1. “Legal Proceedings,” PHS is currently involved in three lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the three lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. The Company is of the opinion that it will prevail in this lawsuit as it continued to provide services to the County as desired by the County and the amounts are fixed in nature and were billed in accordance with the terms of the expired contract. Accordingly, the Company believes that the outstanding accounts receivable from the County to the Company represent valid receivables for services rendered by the Company. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     The Company had two contracts with a former client, one of which was terminated by the Company in December 2006 and the other expired in January 2007. Prior to June 2008, the Company had $2.7 million in outstanding receivables due from this former client resulting from contractual billings for services rendered by the Company. Collection of these receivables had been delayed pending the completion of a reconciliation of amounts due to the former client by the Company related to services rendered on behalf of the Company at a medical facility operated by the former client. Prior to June 2008, this reconciliation was substantially complete and the Company had recorded liabilities totaling $2.3 million due to the former client which represented its best estimate of the amounts due the former client for the services rendered to the Company. Prior to June 2008, these liabilities were recorded in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet. In June 2008, the Company and the former client executed a formal settlement agreement under which the Company offset its liabilities due to the former client against the outstanding receivables due from the former client and received a check for the remaining net amount totaling $0.4 million. As of June 30, 2008, there are no outstanding receivables due from this former client or outstanding liabilities due to this former client in the accompanying condensed consolidated balance sheet.
     The Company is involved in a dispute with a former client whose contract term ended on October 31, 2007, where the client withheld approximately $2.2 million from payments of receivables due the Company. The Company has recorded approximately $1.5 million of contractual allowances which it estimates as the amount potentially due to the client related to staffing penalties under the contract. The Company is challenging the former client’s ability to assess staffing penalties under the initial term of the contract and the method of calculating the assessment. The remaining $0.7 million of the withheld amount due from this former client is primarily related to liquidated damages assessed by the former client. The Company is challenging this amount withheld for liquidated damages as well as the process by which the damages were estimated by the former client. The contract with the former client sets forth specific items for which damages could be assessed and maximum damage amounts that can be assessed for each item. The former client’s assessment of damages did not relate to items for which damages could be assessed under the terms of the contract nor did it provide a calculation of the method used to estimate the damages for the alleged deficiencies. Therefore, the Company has recorded no reserve for this remaining amount. Although there is a heightened risk of uncollectibility related to this amount due to the dispute and age of this receivable, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time.
     The Company was involved in a dispute with a current client over billed receivables totaling approximately $1.0 million, net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. During the second quarter of 2008, the Company and the client reached a settlement agreement under the terms of which the client will pay the Company $1.0 million. This settlement agreement was executed by the Company and the client during July 2008 and the Company expects to receive payment.
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and, other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of uncollectibility of these receivables which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matters discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At June 30, 2008, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
     In the course of performing its reviews in future periods, the Company might identify contracts which have become loss contracts due to a change in circumstances. Circumstances that might change and result in the identification of a contract as a loss contract in a future period include interpretations regarding contract termination or expiration provisions, unanticipated adverse changes in the healthcare cost structure, inmate population or the utilization of outside medical services in a contract, where such changes are not offset by increased healthcare revenues. If a contract is identified as a loss contract in a future period, the Company will record, in the period in which such identification is made, a reserve for the estimated future losses that would be incurred under the contract. The identification of a loss contract in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve is recorded.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005 and 2006, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 30 months. The Company’s ultimate premium for its 2002 through 2006 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007 and 2008, the

Company is insured through claims made policies subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
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
     At June 30, 2008, the Company’s reserves for both known and incurred but not reported claims totaled $20.7 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the six months ended June 30, 2008 and 2007, the Company recorded increases of approximately $1.9 million and $3.8 million, respectively, related to its prior year claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At June 30, 2008, the Company has approximately $8.8 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.5 million of this amount is related to workers’ compensation claims, of which approximately $4.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
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
     If the Company determines that the carrying value of goodwill may be impaired based upon the existence of one or more of the above indicators of impairment or as a result of its annual impairment review, the impairment will be measured using a fair-value-based goodwill impairment test as required under the provisions of SFAS No. 142. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.
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
     When the Company determines that the carrying value of other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, such impairment will be measured using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.
Amortizable Life of Contract Intangibles
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to March 1, 2008, the estimated useful life of the Company’s contract intangible related to the CHS acquisition, was 20 years. In the quarter ended March 31, 2008, the Company revised the estimated useful life of the contract intangible from 20 years to 16.67 years. The revision of the estimated useful life impacts contract intangibles with a gross value of $4.0 million and will result in an increase to amortization expense of approximately $80,000 per year. The increase in amortization expense for the quarter and six months ended June 30, 2008 was approximately $20,000 and $27,000, respectively.
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

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2008, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and six months ended June 30, 2008 is 38.8% and 40.7%, respectively.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at June 30, 2008 and there is no accrued interest and penalties included in income tax expense for the quarters and six months ended June 30, 2008 and 2007.
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

	Quarter ended		Six months ended
	June 30,		June 30,
Percentage of Healthcare Revenues	2008	2007	2008	2007
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	91.7	92.8	92.1	92.9

Gross margin	8.3	7.2	7.9	7.1
Selling, general and administrative expenses	5.4	5.8	5.3	6.0
Audit Committee investigation and related expenses	—	—	—	—
Depreciation and amortization	0.8	0.8	0.7	0.8

Income from operations	2.1	0.6	1.9	0.3
Interest, net	0.2	0.3	0.2	0.3

Income (loss) from continuing operations before income tax provision	1.9	0.3	1.7	—
Income tax provision	0.7	0.2	0.7	0.1

Income (loss) from continuing operations	1.2	0.1	1.0	(0.1)
Income (loss) from discontinued operations, net of taxes	(0.1)	1.0	(0.1)	1.2

Net income	1.1%	1.1%	0.9%	1.1%

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007
     Healthcare revenues. Healthcare revenues for the quarter ended June 30, 2008 increased $8.4 million, or 7.2%, from $117.3 million for the quarter ended June 30, 2007 to $125.7 million for the quarter ended June 30, 2008. Healthcare revenues in 2008 included $1.4 million of revenue growth resulting from correctional healthcare services contracts added in 2007 and 2008 through marketing activities. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond June 30, 2008 experienced revenue growth of 6.8% consisting of additional revenue of $7.9 million during the second quarter of 2008 as the result of increases from contract renegotiations and automatic price increases. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $0.9 million as a result of the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.” As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended June 30, 2008 increased $6.5 million, or 6.0%, from $108.8 million, or 92.8% of revenues, for the quarter ended June 30, 2007 to $115.3 million, or 91.7% of revenues, for the quarter ended June 30, 2008. Included in healthcare expenses for the quarter ended June 30, 2008 and 2007 is approximately $21,000 and $80,000, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2007 and 2008 through marketing activities accounted for $1.2 million of the increase. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond June 30, 2008 experienced an increase in healthcare expenses of $6.3 million during the second quarter of 2008 as a result of increases in the levels of staff and staff compensation, increases in off-site medical services, pharmacy and insurance costs. SPP pharmaceutical distribution expense decreased $0.9 million as a result of the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.9 million, or 5.4% of revenues, for the quarter ended June 30, 2008 as compared to $6.8 million, or 5.8% of revenues, for the quarter ended June 30, 2007. Included in selling, general and administrative expenses for the quarter ended June 30, 2008 and 2007 is approximately $0.5 million and $0.8 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the quarter ended June 30, 2008 is approximately $0.5 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan. There was no accrued bonus expense in selling, general and administrative expenses for the quarter ended June 30, 2007 related to the Company’s 2007 incentive compensation plan.

     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $26,000, for the quarter ended June 30, 2007. There were no Audit Committee investigation and related expenses incurred during the quarter ended June 30, 2008. The Audit Committee investigation and related expenses incurred in the quarter ended June 30, 2007 related to the legal costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee that concluded in March 2006. See Part II — Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $1.0 million and $0.9 million for the quarters ended June 30, 2008 and 2007, respectively.
     Interest, net. Net interest expense decreased to $0.2 million for the quarter ended June 30, 2008 from $0.4 million for the quarter ended June 30, 2007. This decrease is the result of a decrease in the average borrowings outstanding combined with a reduction in interest rates on such borrowings.
     Income tax provision. The income tax provision for the quarter ended June 30, 2008 was $0.9 million as compared with $0.2 million for the quarter ended June 30, 2007. The increase in the income tax provision is a result of an increase in income from continuing operations before income tax provision due to the factors discussed above.
     Income from continuing operations. Income from continuing operations for the quarter ended June 30, 2008 was $1.5 million, as compared with $0.1 million for the quarter ended June 30, 2007 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended June 30, 2008 was $0.1 as compared with income from discontinued operations, net of taxes of $1.2 million for the quarter ended June 30, 2007. The income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the quarter ended June 30, 2008 was $1.4 million, or 1.1% of revenues, as compared with $1.3 million, or 1.1% of revenues, for the quarter ended June 30, 2007 as the result of the factors discussed above.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Healthcare revenues. Healthcare revenues for the six months ended June 30, 2008 increased $16.1 million, or 6.8%, from $235.8 million for the six months ended June 30, 2007 to $251.9 million for the six months ended June 30, 2008. Healthcare revenues in 2008 included $2.8 million of revenue growth resulting from correctional healthcare services contracts added in 2007 and 2008 through marketing activities. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond June 30, 2008 experienced revenue growth of 7.3% consisting of additional revenue of $16.8 million during the first six months of 2008 as the result of increases from contract renegotiations and automatic price increases. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.5 million as a result of the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.” As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the six months ended June 30, 2008 increased $12.9 million, or 5.9%, from $219.0 million, or 92.9% of revenues, for the six months ended June 30, 2007 to $231.9 million, or 92.1% of revenues, for the six months ended June 30, 2008. Included in healthcare expenses for the six months ended June 30, 2008 and 2007 is approximately $45,000 and $0.2 million, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2007 and 2008 through marketing activities accounted for $2.6 million of the increase. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond June 30, 2008 experienced an increase in healthcare expenses of $14.3 million during the first six months of 2008 as a result of increases in the levels of staff and staff compensation, increases in off-site medical services, pharmacy and insurance costs. SPP pharmaceutical distribution expense decreased $3.8 million as a result of the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $13.3 million, or 5.3% of revenues, for the six months ended June 30, 2008 as compared to $14.1 million, or 6.0% of revenues, for the six months ended June 30, 2007. Included in selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 is approximately $1.1 million and $1.9 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the six months ended June 30, 2008 is approximately $0.7 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan. There was no accrued bonus expense in selling, general and administrative expenses for the six months ended June 30, 2007 related to the Company’s 2007 incentive compensation plan.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $58,000, for the six months ended June 30, 2008 as compared to $40,000, for the six months ended June 30, 2007. The Audit Committee investigation and related expenses incurred in the six months ended June 30, 2008 and 2007 related to the legal costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee that concluded in March 2006. See Part II — Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $1.9 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively.
     Interest, net. Net interest expense decreased to $0.4 million for the six months ended June 30, 2008 from $0.7 million for the six months ended June 30, 2007. This decrease is the result of a decrease in the average borrowings outstanding combined with a reduction in interest rates on such borrowings.
     Income tax provision. The income tax provision for the six months ended June 30, 2008 was $1.7 million as compared with $68,000 for the six months ended June 30, 2007. The increase in the income tax provision is a result of an increase in income (loss) from continuing operations before income tax provision due to the factors discussed above.
     Income (loss) from continuing operations. Income from continuing operations for the six months ended June 30, 2008 was $2.5 million, as compared with a loss from continuing operations of $0.1 million for the six months ended June 30, 2007 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the six months ended June 30, 2008 was $0.2 as compared with income from discontinued operations, net of taxes, of $2.8 million for the six months ended June 30, 2007. The income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the six months ended June 30, 2008 was $2.3 million, or 0.9% of revenues, as compared with $2.7 million, or 1.1% of revenues, for the six months ended June 30, 2007 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had negative working capital of $0.4 million at June 30, 2008 compared to negative working capital of $5.0 million at December 31, 2007. Days sales outstanding in accounts receivable were 34 at June 30, 2008 while accounts payable days outstanding at June 30, 2008 were 37 and accrued medical claims liability days outstanding at June 30, 2008 were 70. Days sales outstanding in accounts receivable were 45 at December 31, 2007 while accounts payable days outstanding at December 31, 2007 were 39 and accrued medical claims liability days outstanding at December 31, 2007 were 103.

     The Company had net income of $2.3 million for the six months ended June 30, 2008 compared to $2.7 million for the six months ended June 30, 2007. The Company had stockholders’ equity of $43.2 million at June 30, 2008 and $39.7 million at December 31, 2007. The Company had cash and cash equivalents of $16.8 million at June 30, 2008 compared to $9.0 million at December 31, 2007.
     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the six months ended June 30, 2008 were $9.3 million, an increase of $2.1 million from cash flows provided by operations for the six months ended June 30, 2007 of $7.2 million. The increase was primarily due to an increase of $1.8 million in accrued expenses in the six months ended June 30, 2008 as compared with a reduction of $7.1 million in accrued expenses in the six months ended June 30, 2007 combined with a reduction of $15.4 million in accounts receivable in the six months ended June 30, 2008 as compared with a reduction of $12.0 million in accounts receivable in the six months ended June 30, 2007 partially offset by a reduction of $5.0 million in accrued medical claims liability in the six months ended June 30, 2008 as compared with an increase of $0.7 million in accrued medical claims liability in the six months ended June 30, 2007 combined with an increase of $0.3 million in prepaid expenses and other current assets in the six months ended June 30, 2008 as compared with a reduction of $3.0 million in prepaid expenses and other current assets in the six months ended June 30, 2007.
     Cash flows used in investing activities were $1.5 million for the six months ended June 30, 2008 which represented purchases of property and equipment, which were financed through working capital. Cash flows provided by investing activities were $2.5 million for the six months ended June 30, 2007 which consisted of $3.8 million of cash flows provided by the sale of certain SPP assets to Maxor as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General,” offset by $1.3 million of cash flows used to purchase property and equipment, which were financed through working capital.
     Cash flows provided by financing activities during the six months ended June 30, 2008 were $75,000 which represented cash receipts resulting from the issuance of common stock under the Company’s employee stock purchase plan. Cash flows used in financing activities during the six months ended June 30, 2007 were $13.5 million which represented share repurchases of $13.7 million, offset by cash receipts resulting from the issuance of common stock under the Company’s employee stock purchase plan of $0.2 million.
     Credit Facility
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base as determined under the Amended Credit Agreement reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2008, the Company had borrowings outstanding under the Amended Credit Agreement totaling $7.5 million and $7.6 million available for additional borrowing, based on the Company’s collateral base on that date, less outstanding standby letters of credit totaling $5.4 million.
     Under the terms of the Amended Credit Agreement, the Company is required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $7.5 million until October 31, 2008. Thereafter, the Amended Credit Agreement does not require a Minimum Borrowing Balance.
     Borrowings under the Amended Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) $40.0 million (the “Borrowing Capacity”). Interest under the Amended Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2%, subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the Amended Credit Agreement.
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
     The Company was in compliance with the Amended Credit Agreement covenant requirements at June 30, 2008.
     Other Financing Transactions
     At June 30, 2008, the Company had standby letters of credit outstanding totaling $5.4 million which were collateralized by a reduction of availability under the Amended Credit Agreement.
     Contractual Obligations and Commercial Commitments
     As of June 30, 2008, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$594	$1,020	$612	$1,614
Revolving credit facility	7,500	—	—	—
Workers compensation claims	3,214	3,317	956	—
Professional and general liability claims	10,601	8,325	1,384	407

Total	$21,909	$12,662	$2,952	$2,021

     At June 30, 2008, the Company was contingently liable for $9.2 million of performance bonds. The performance bonds are collateralized by $5.0 million of the standby letters of credit discussed above.
     Off-Balance Sheet Transactions
     As of June 30, 2008 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Amended Credit Agreement. The Amended Credit Agreement carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate for the six months ended June 30, 2008 would have had no material effect on interest expense paid under the Amended Credit Agreement. Interest expense represents 0.2% and 0.3% of the Company’s revenues for the six months ended June 30, 2008 and 2007, respectively. Debt of $7.5 million at June 30, 2008 represents 5.3% of the Company’s total liabilities and stockholders’ equity.
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
     As of the end of the period covered by this report, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or furnishes under the Exchange Act is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia (the “City”) and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the the City’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the trial court dismissed plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of June 30, 2008, the Company has no reserves associated with this proceeding.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. On March 10, 2008, the court held a hearing on the motion for class certification; and PHS is currently waiting on a ruling. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action and intends to vigorously defend itself. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of June 30, 2008, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of June 30, 2008, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.3 million dollars owed to

PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.8 million of these receivables relate to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represent interest accrued on the past due balances under the terms of the Agreement. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleges that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleges (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. The parties are currently in the initial phases of discovery. PHS believes HCSO’s counterclaims are without merit and intends to vigorously defend against them.
     PHS has recorded reserves totaling approximately $0.5 million related to these receivables. However, due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between PHS and HCSO, there is a heightened risk of uncollectibility related to these receivables. PHS believes that the receivables are contractually due under the terms of the Agreement and that HCSO has the resources to make payment. As a result, PHS believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position.
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
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Appellate Court reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Supreme Court to review the May 14, 2008 Appellate Court decision. PHS believes that the Appellate Court made the correct decision and that the Supreme Court should elect not to hear this case. However, in the event the Supreme Court decides to hear this case and ultimately reverses the ruling of the Maryland Court of Special Appeals that the contract was renewed due to the conduct of the County prior to June 30, 2005, such an adverse ruling could have a material adverse effect on the other two suits between the County and PHS (which are discussed below) and therefore on the Company’s financial position and its results of operations.
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
     Finally, as a result of the termination discussed above and the County’s claims of default, as of June 30, 2008, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances and damages for breach of contract, quantum meruit and unjust enrichment. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in either or both of the two declaratory judgment actions discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the Spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company: incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
     Other Matters. The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses at June 30, 2008. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on Wednesday, June 11, 2008. The results of the vote for election of directors to the Company’s Board of Directors were as follows:

Director	Votes For	Votes Withheld
Michael Catalano	6,846,302	1,253,631
Burton C. Einspruch, M.D.	6,838,602	1,261,331
William M. Fenimore, Jr.	6,839,352	1,260,581
John W. Gildea	6,839,352	1,260,581
William E. Hale	6,710,766	1,389,167
John C. McCauley	6,842,952	1,256,981
Richard D. Wright	6,845,789	1,254,144
     The results of the vote for the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 were as follows:

Votes For	Votes Against	Votes Abstained
6,847,452	1,252,481	1,226,605
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Dated: August 4, 2008