Form 10-Q
period 2008-09-30
AMERICA SERVICE GROUP INC /DE
filed 2008-11-10
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     There were 9,162,208 shares of common stock, par value $0.01 per share, outstanding as of November 5, 2008.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,474	$8,969
Accounts receivable, net of allowance for doubtful accounts of $585 and $689, respectively	51,956	62,663
Inventories	2,776	2,999
Prepaid expenses and other current assets	12,294	10,727
Current deferred tax assets	5,248	5,442

Total current assets	94,748	90,800
Property and equipment, net	5,844	5,055
Goodwill, net	40,772	40,772
Contracts, net	2,644	3,911
Other intangibles, net	211	384
Other assets	7,027	9,182
Noncurrent deferred tax assets	—	816

Total assets	$151,246	$150,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,285	$20,264
Accrued medical claims liability	20,294	22,184
Accrued expenses	39,526	33,860
Deferred revenue	7,632	11,996
Revolving credit facility	7,500	7,500

Total current liabilities	92,237	95,804
Noncurrent portion of accrued expenses	15,094	15,466
Noncurrent deferred tax liabilities	491	—

Total liabilities	107,822	111,270

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at September 30, 2008 and December 31, 2007; 9,360,708 and 9,316,014 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	94	93
Additional paid-in capital	38,577	37,485
Retained earnings	4,753	2,072

Total stockholders’ equity	43,424	39,650

Total liabilities and stockholders’ equity	$151,246	$150,920

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements. The condensed consolidated balance sheet at
December 31, 2007 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Healthcare revenues	$129,535	$117,319	$381,394	$353,078
Healthcare expenses	117,606	110,556	349,497	329,564

Gross margin	11,929	6,763	31,897	23,514
Selling, general and administrative expenses	7,457	6,230	20,797	20,328
Audit Committee investigation and related expenses	99	7	157	47
Corporate restructuring expenses	2,255	333	2,255	333
Depreciation and amortization	935	903	2,820	2,864

Income (loss) from operations	1,183	(710)	5,868	(58)
Interest, net	176	409	625	1,129

Income (loss) from continuing operations before income tax provision (benefit)	1,007	(1,119)	5,243	(1,187)
Income tax provision (benefit)	525	(488)	2,247	(420)

Income (loss) from continuing operations	482	(631)	2,996	(767)
Income (loss) from discontinued operations, net of taxes	(134)	1,472	(315)	4,267

Net income	$348	$841	$2,681	$3,500

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$0.05	$(0.07)	$0.33	$(0.08)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.16	(0.04)	0.45

Net income	$0.04	$0.09	$0.29	$0.37

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.05	$(0.07)	$0.33	$(0.08)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.16	(0.04)	0.45

Net income	$0.04	$0.09	$0.29	$0.37

Weighted average common shares outstanding:
Basic	9,130,847	9,278,360	9,168,474	9,527,855

Diluted	9,157,367	9,278,360	9,187,720	9,527,855

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Nine month ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,681	$3,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,834	2,932
Loss on retirement of fixed assets	21	46
Finance cost amortization	31	87
Deferred income taxes	1,553	2,368
Share-based compensation expense	2,295	2,581
Changes in operating assets and liabilities, net of effect of sale of SPP assets:
Accounts receivable, net	10,707	7,453
Inventories	223	1,550
Prepaid expenses and other current assets	(1,567)	688
Other assets	2,124	(2,637)
Accounts payable	(2,979)	(7,459)
Accrued medical claims liability	(1,890)	(3,190)
Accrued expenses	5,294	(5,938)
Deferred revenue	(4,364)	(1,620)

Net cash provided by operating activities	16,963	361

Cash flows from investing activities:
Capital expenditures, net	(2,204)	(1,880)
Proceeds from sale of SPP assets	—	3,811

Net cash provided by (used in) investing activities	(2,204)	1,931

Cash flows from financing activities:
Share repurchases	(1,521)	(13,655)
Issuance of common stock	235	378
Exercise of stock options	32	—

Net cash used in financing activities	(1,254)	(13,277)

Net increase (decrease) in cash and cash equivalents	13,505	(10,985)
Cash and cash equivalents at beginning of period	8,969	13,736

Cash and cash equivalents at end of period	$22,474	$2,751

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of September 30, 2008 and for the quarters and nine months ended September 30, 2008 and 2007 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the quarters and nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s estimate of refunds due to customers as a result of the investigation performed by the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) into certain matters related to the Company’s subsidiary, Secure Pharmacy Plus, LLC (“SPP”), accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, estimated amortizable life of contract intangibles, reductions in revenue for contractual allowances, allowance for doubtful accounts, legal contingencies, employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured and share-based compensation. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
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

3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of September 30, 2008, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers. See Note 18.
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
5. Restructuring Charge
     On September 15, 2008, the Company entered into a separation agreement and general release with Michael Catalano which was subsequently modified on November 7, 2008 (the “Separation Agreement”). Under the terms of the Separation Agreement, Michael Catalano will resign his position as Chief Executive Officer of the Company effective December 30, 2008. The Separation Agreement also provides for Mr. Catalano’s resignation from the Company and from its Board of Directors effective January 1, 2009, the termination of Mr. Catalano’s previously existing employment agreement and the release of claims by each of Mr. Catalano and the Company against each other. Additionally, in connection with the restructuring, the Company elected to its Board of Directors and amended the employment agreements of Richard Hallworth, the newly appointed President and Chief Executive Officer, and Michael W. Taylor, its current Executive Vice President, Chief Financial Officer and Treasurer. The Company incurred a charge related to the restructuring of approximately $2.3 million, comprised of $1.5 million in accrued compensation and benefits, a $0.7 million non-cash charge related to the accelerated vesting of remaining unvested stock options and restricted shares and the modification of the time period in which to exercise stock options and $0.1 million in accrued legal and consulting fees. The accrued compensation and benefits and accrued legal fees totaling $1.6 million as of September 30, 2008 are included in accrued expenses in the Company’s condensed consolidated balance sheet. The non-cash charge related to the stock based compensation is included in additional paid in capital in the Company’s condensed consolidated balance sheet.
6. Share-Based Compensation
     The Company has several approved stock incentive plans for its eligible employees and outside directors. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). In addition to the $0.7 million of stock based compensation expense incurred in September 2008 and discussed above in Note 5, the Company recognized share-based compensation costs of $0.5 million for each of the quarters ended September 30, 2008 and 2007 and $1.6 million and $2.6 million, respectively, for each of the nine months ended September 30, 2008 and 2007.
     No options were issued during the quarter and nine months ended September 30, 2007. For the quarter and nine months ended September 30, 2008, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The following table shows the weighted average assumptions used to develop the fair value estimates:

Quarter and nine
months ended
Sept. 30, 2008
Volatility	0.52
Interest rate	2.92%
Expected life (years)	4.18
Dividend yields	0.00%
     The weighted average grant date fair value of options granted during the quarter and nine months ended September 30, 2008 was $4.45.
     A summary of option activity and changes during the nine months ended September 30, 2008 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2007	1,193,951	$17.19
Granted	75,000	10.01
Exercised	(15,300)	2.14
Canceled	(76,640)	12.12

Outstanding, September 30, 2008	1,177,011	$17.26	5.85	$47

Exercisable, September 30, 2008	1,030,005	$17.97	5.42	$47

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.

     A summary of the nonvested shares of restricted stock and activity during the nine months ended September 30, 2008 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2007	141,230	$15.44
Granted	148,000	10.47
Vested	(56,340)	13.71
Forfeited	(1,500)	16.28

Nonvested, September 30, 2008	231,390	$12.68

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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Healthcare revenues	$(75)	$23,421	$2,498	$75,544
Healthcare expenses	149	20,917	3,014	68,279

Gross margin	(224)	2,504	(516)	7,265
Depreciation and amortization	2	21	14	68

Income (loss) from discontinued operations before taxes	(226)	2,483	(530)	7,197
Income tax provision (benefit)	(92)	1,011	(215)	2,930

Income (loss) from discontinued operations, net of taxes	$(134)	$1,472	$(315)	$4,267

8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Billed accounts receivable	$34,440	$36,199
Unbilled accounts receivable	19,969	28,439
Other accounts receivable	663	1,254

	55,072	65,892
Less: Allowances	(585)	(689)

	54,487	65,203
Less: Receivables reclassified as noncurrent	(2,531)	(2,540)

	$51,956	$62,663

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
     As discussed more fully in Note 18, at September 30, 2008, PHS had approximately $1.4 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.8 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. HCSO has, to date, refused to make payments on the outstanding receivables arguing that the Company had not adequately researched whether there was alternative third party insurance payors who should have paid for the offsite medical services in question. The Company believes that its process for identifying such potential third party payors complied with the terms of its contract with HCSO. On November 5, 2007, the Company filed a formal complaint seeking collection of the outstanding receivables. On February 12, 2008, HCSO filed a counter claim seeking $0.6 million for alleged damages. Discovery is currently proceeding on both claims. The Company believes HCSO’s counter claim is without merit and intends to vigorously defend against it. The Company has recorded reserves totaling approximately $0.6 million related to these receivables. Due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between the Company and the former client, there is a heightened risk of uncollectibility related to these receivables. However, the Company believes PHS had a valid contract with HCSO under which services were priced, performed and billed; therefore, the Company believes that these receivables are contractually due under the terms of the expired contract and that the former client has the resources to make payment. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
     As discussed more fully in Note 18, PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the two lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
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
     The Company was involved in a dispute with a current client over billed receivables totaling approximately $1.0 million, net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. During the second quarter of 2008, the Company and the client reached a settlement agreement under the terms of which the client will pay the Company $1.0 million. This settlement agreement was executed by the Company and the client during July 2008 and the Company received payment.
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
9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Prepaid insurance	$5,216	$5,637
Prepaid cash deposits for professional liability claims losses	6,234	4,500
Prepaid performance bonds	49	114
Prepaid other	795	476

	$12,294	$10,727

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	September 30,	December 31,	Estimated
	2008	2007	Useful Lives
Leasehold improvements	$96	$96	5 years
Equipment and furniture	10,330	9,356	5 years
Computer software	3,849	3,075	3-5 years
Medical equipment	1,088	1,047	5 years
Automobiles	61	70	5 years
Management information systems under development	366	—	—

	15,790	13,644
Less: Accumulated depreciation	(9,946)	(8,589)

	$5,844	$5,055

     Depreciation expense for each of the quarters ended September 30, 2008 and 2007 was approximately $0.5 million. Depreciation expense for the nine months ended September 30, 2008 and 2007 was approximately $1.4 million and $1.5 million, respectively.
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

11. Other Assets
     Other assets are stated at amortized cost or net realizable value and comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Deferred financing costs	$385	$334
Less: Accumulated amortization	(271)	(241)

	114	93

Excess deposits for professional liability claims	—	2,160
Prepaid insurance deposits	4,273	4,273
Long-term receivables	2,531	2,540
Other refundable deposits	109	116

	$7,027	$9,182

12. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Contracts:
Gross value	$15,870	$15,870
Less: Accumulated amortization	(13,226)	(11,959)

	$2,644	$3,911

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(2,189)	(2,016)

	$211	$384

     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to March 1, 2008, the estimated useful life of the Company’s contract intangible related to the 2001 acquisition of Correctional Health Services, LLC (“CHS”), was 20 years. In the quarter ended March 31, 2008, the Company revised the estimated useful life of the contract intangible related to the acquisition of CHS from 20 years to 16.67 years effective March 1, 2008. The revision of the useful life impacts contract intangibles with a gross value of $4.0 million and will result in an increase to amortization expense of approximately $80,000 per year. The increase in amortization expense for the quarter and nine months ended September 30, 2008 was approximately $20,000 and $46,000, respectively.
     Estimated aggregate amortization expense related to the above contract intangibles and non-compete agreements for the remainder of 2008 is $0.5 million and for each of the next four years is $0.4 million, $0.3 million, $0.3 million and $0.3 million, respectively.

13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Salaries and employee benefits	$22,985	$16,940
Professional liability claims	19,221	19,693
Accrued workers’ compensation claims	7,455	7,022
Other	4,959	5,671

	54,620	49,326

Less: Noncurrent portion of professional liability and workers’ compensation claims	(15,094)	(15,466)

	$39,526	$33,860

14. Reserve for Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At September 30, 2008 and December 31, 2007, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
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
15. Banking Arrangements
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base as determined under the Amended Credit Agreement reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2008, the Company had borrowings outstanding under the Amended Credit Agreement totaling $7.5 million and $10.1 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.1 million.
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
     The Company was in compliance with the Amended Credit Agreement covenant requirements at September 30, 2008.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2008, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and nine months ended September 30, 2008 is 52.1% and 42.9%, respectively.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at September 30, 2008 and there is no accrued interest and penalties included in income tax expense for the quarters and nine months ended September 30, 2008 and 2007.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2007. Additionally, open tax years related to state jurisdictions remain subject to examination.
17. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $19.2 million and $19.7 million at September 30, 2008 and December 31, 2007, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the nine months ended September 30, 2008 and 2007, the Company recorded increases of approximately $2.1 million and $7.9 million, respectively, related to its prior years claims reserves as a result of adverse developments on individual claims or matters. The Company’s net income and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $1.2 million or $0.13 per common share for the nine months ended September 30, 2008 and $4.6 million or $0.48 per common share for the nine months ended September 30, 2007. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2008 represent management’s best estimate of the amounts necessary to discharge the Company’s self-insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the reserve for any adverse development is recorded.
18. Commitments and Contingencies
Litigation and Claims
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia (the “City”) and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the trial court dismissed plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2008, the Company has no reserves associated with this proceeding.

     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. On March 10, 2008, the Court held a hearing on the motion for class certification; and PHS is currently waiting on a ruling. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action and intends to vigorously defend itself. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of September 30, 2008, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, Correctional Health Services, LLC (“CHS”), was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2008, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.4 million dollars owed to PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.8 million of these receivables relate to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represent interest accrued on the past due balances under the terms of the Agreement. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleges that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleges (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. The parties are currently in the discovery phase of the litigation. PHS believes HCSO’s counterclaims are without merit and intends to vigorously defend against them.
     PHS has recorded reserves totaling approximately $0.6 million related to these receivables. However, due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between PHS and HCSO, there is a heightened risk of uncollectibility related to these receivables. PHS believes that the receivables are contractually due under the terms of the Agreement and that HCSO has the resources to make payment. As a result, PHS believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”) with a third lawsuit between the parties having been determined in favor of PHS. The lawsuit which is now decided involved the term of PHS’ contract with the County. PHS contended that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County disputed PHS’ contention asserting that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 – an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals becoming final.
     The first of the remaining lawsuits revolves around the County’s actions on or about May 5, 2006, when it opened a new detention facility. PHS is of the opinion that this new facility was not contemplated by the initial contract and represented a material increase in the staffing and equipment required to provide services to the County. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, as of September 30, 2008, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.

     Each of the two remaining suits is currently separate and distinct; however, the ultimate resolution of either remaining suit could influence the ultimate outcome of the other suit. Should PHS be unsuccessful in one or both of these suits, such result could have a material adverse effect on the Company’s financial position and its results of operations.
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
     Although the Company believes that it has meritorious liability and damages defenses to the securities class action and intends to defend it vigorously, it is unable at this time to predict the outcome of this action or, if adversely determined, reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above.  There is risk that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price.
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

Other Matters
     The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2008. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At September 30, 2008, the Company had outstanding performance bonds totaling approximately $9.2 million. These performance bonds are collateralized by letters of credit totaling $3.3 million.
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
     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and nine months ended September 30, 2008 and 2007 (in thousands, except share and per share amounts).

	Quarter ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$482	$(631)	$2,996	$(767)
Income (loss) from discontinued operations, net of taxes	(134)	1,472	(315)	4,267

Numerator for basic and diluted net income per share	$348	$841	$2,681	$3,500

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	9,130,847	9,278,360	9,168,474	9,527,855
Effect of dilutive securities:
Employee stock options and restricted shares	26,520	—	19,246	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,157,367	9,278,360	9,187,720	9,527,855

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.05	$(0.07)	$0.33	$(0.08)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.16	(0.04)	0.45

Net income	$0.04	$0.09	$0.29	$0.37

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.05	$(0.07)	$0.33	$(0.08)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.16	(0.04)	0.45

Net income	$0.04	$0.09	$0.29	$0.37

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Nine month ended
	September 30,		September 30,
	2008	2007	2008	2007
Options excluded from computation of diluted income per share as effect would be anti-dilutive	1,044,262	1,270,938	1,097,174	1,270,938

Weighted average exercise price of excluded options	$18.25	$17.43	$17.85	$17.43

20. Comprehensive Income
     For the quarters and nine months ended September 30, 2008 and 2007, the Company’s comprehensive income was equal to net income.
21. Segment Data
     On May 3, 2007, SPP, closed on the sale, at net book value, of certain of its assets, to Maxor, effective April 30, 2007. For more information on the sale of SPP assets, see Note 2.
     As of September 30, 2008, the Company has one reportable segment: correctional healthcare services. Prior to the sale of SPP assets described above, the Company also had a reportable segment for pharmaceutical distribution services. The correctional healthcare services segment contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The pharmaceutical distribution services segment, prior to May 1, 2007, contracted with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. The accounting policies of the segments were the same. The Company evaluated segment performance based on each segment’s gross margin without allocation of corporate selling, general and administrative expenses, interest expense or income tax provision (benefit).
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Quarter ended September 30, 2007:
Healthcare revenues	$117,343	$(24)	$—	$117,319
Healthcare expenses	110,580	(24)	—	110,556

Gross margin	$6,763	$—	$—	$6,763

Depreciation and amortization expense	$903	$—	$—	$903

Nine months ended September 30, 2007:
Healthcare revenues	$349,576	$19,071	$(15,569)	$353,078
Healthcare expenses	325,748	19,385	(15,569)	329,564

Gross margin	$23,828	$(314)	$—	$23,514

Depreciation and amortization expense	$2,620	$244	$—	$2,864

22. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the quarter and nine months ended September 30, 2008, the Company repurchased and retired a total of 146,900 common shares at an aggregate cost of approximately $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities and, prior to May 1, 2007, was also a distributor of pharmaceuticals and medical supplies. As of October 1, 2008, the Company provided and/or administered managed healthcare services under 63 contracts to approximately 132,000 inmates at over 125 sites in 23 states.
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
     In addition to the risks referenced above, additional risks are highlighted in Item 1A, “Risk Factors” of this Form 10-Q and Item 1A, “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Because these risk factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the nine months ended September 30, 2008 and 2007.

	Percentage of Revenue from
	Continuing Operations
	For the Nine Months	For the Nine Months
Contract Category	Ended Sept. 30, 2008	Ended Sept. 30, 2007
Fixed Fee	16.1%	15.8%
Population Based	58.5%	57.8%
Cost Plus a Fee	25.4%	25.4%
Pharmacy Revenue*	0.0%	1.0%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor. For more information, see Item 2. – “General.”
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
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals including any related benefits and all other direct costs of providing and/or administering the managed care, including, the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for specific disease diagnoses illnesses. Certain of the Company’s contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, specific disease diagnoses illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For certain of its contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $375,000 per inmate up to an annual cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lessor of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
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
     As discussed more fully in Part II – Item 1. “Legal Proceedings,” at September 30, 2008, PHS had approximately $1.4 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.8 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. HCSO has, to date, refused to make payments on the outstanding receivables arguing that the Company had not adequately researched whether there was alternative third party insurance payors who should have paid for the offsite medical services in question. The Company believes that its process for identifying such potential third party payors complied with the terms of its contract with HCSO. On November 5, 2007, the Company filed a formal complaint seeking collection of the outstanding receivables. On February 12, 2008, HCSO filed a counter claim seeking $0.6 million for alleged damages. Discovery is currently proceeding on both claims. The Company believes HCSO’s counter claim is without merit and intends to vigorously defend against it. The Company has recorded reserves totaling approximately $0.6 million related to these receivables. Due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between the Company and the former client, there is a heightened risk of uncollectibility related to these receivables. However, the Company believes PHS had a valid contract with HCSO under which services were priced, performed and billed; therefore, the Company believes that these receivables are contractually due under the terms of the expired contract and that the former client has the resources to make payment. As a result, the Company believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
As discussed more fully in Part II – Item 1. “Legal Proceedings,” PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the two lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheets.
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
     The Company was involved in a dispute with a current client over billed receivables totaling approximately $1.0 million, net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. During the second quarter of 2008, the Company and the client reached a settlement agreement under the terms of which the client will pay the Company $1.0 million. This settlement agreement was executed by the Company and the client during July 2008 and the Company received payment.
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
Loss Contracts

     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts and developing a loss contract reserve for succeeding periods. The Company accrues losses under its contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At September 30, 2008, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 and 2003, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 42 months. For 2004, 2005, 2006 and 2008, the Company is covered by separate policies each of which contains a retro-premium with adjustment based on actual losses after a minimum of 30 to 36 months. The Company’s ultimate premium for its 2002 through 2006 and 2008 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims made policies subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
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
     At September 30, 2008, the Company’s reserves for both known and incurred but not reported claims totaled $19.2 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the nine months ended September 30, 2008 and 2007, the Company recorded increases of approximately $2.1 million and $7.9 million, respectively, related to its prior year claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At September 30, 2008, the Company has approximately $8.8 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.5 million of this amount is related to workers’ compensation claims, of which approximately $4.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
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
Amortizable Life of Contract Intangibles
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to March 1, 2008, the estimated useful life of the Company’s contract intangible related to the CHS acquisition, was 20 years. Effective March 1, 2008, the Company revised the estimated useful life of the contract intangible from 20 years to 16.67 years. The revision of the estimated useful life impacts contract intangibles with a gross value of $4.0 million and will result in an increase to amortization expense of approximately $80,000 per year. The increase in amortization expense for the quarter and nine months ended September 30, 2008 was approximately $20,000 and $46,000, respectively.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2008, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and nine months ended September 30, 2008 is 52.1% and 42.9%, respectively.

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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at September 30, 2008 and there is no accrued interest and penalties included in income tax expense for the quarters and nine months ended September 30, 2008 and 2007.
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

	Quarter ended		Nine months ended
	September 30,		September 30,
Percentage of Healthcare Revenues	2008	2007	2008	2007
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	90.8	94.2	91.6	93.3

Gross margin	9.2	5.8	8.4	6.7
Selling, general and administrative expenses	5.8	5.3	5.5	5.8
Audit Committee investigation and related expenses	0.1	—	—	—
Corporate restructuring expenses	1.7	0.3	0.6	0.1
Depreciation and amortization	0.7	0.8	0.8	0.8

Income (loss) from operations	0.9	(0.6)	1.5	—
Interest, net	0.1	0.4	0.1	0.3

Income (loss) from continuing operations before income tax provision (benefit)	0.8	(1.0)	1.4	(0.3)
Income tax provision (benefit)	0.4	(0.5)	0.6	(0.1)

Income (loss) from continuing operations	0.4	(0.5)	0.8	(0.2)
Income (loss) from discontinued operations, net of taxes	(0.1)	1.2	(0.1)	1.2

Net income	0.3%	0.7%	0.7%	1.0%

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007
     Healthcare revenues. Healthcare revenues for the quarter ended September 30, 2008 increased $12.2 million, or 10.4%, from $117.3 million for the quarter ended September 30, 2007 to $129.5 million for the quarter ended September 30, 2008. Healthcare revenues in 2008 included $2.1 million of revenue growth resulting from correctional healthcare services contracts added in 2007 and 2008 through marketing activities. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond September 30, 2008 experienced revenue growth of 8.6% consisting of additional revenue of $10.1 million during the third quarter of 2008 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended September 30, 2008 increased $7.0 million, or 6.3%, from $110.6 million, or 94.2% of revenues, for the quarter ended September 30, 2007 to $117.6 million, or 90.8% of revenues, for the quarter ended September 30, 2008. Included in healthcare expenses for the quarter ended September 30, 2008 and 2007 is approximately $13,000 and $35,000, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2007 and 2008 through marketing activities accounted for $1.9 million of the increase. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond September 30, 2008 experienced an increase in healthcare expenses of $5.1 million during the third quarter of 2008 as a result of increases in the levels of staff and staff compensation, off-site medical services and pharmacy costs which were partially offset by a decrease in insurance costs.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $7.5 million, or 5.8% of revenues, for the quarter ended September 30, 2008 as compared to $6.2 million, or 5.3% of revenues, for the quarter ended September 30, 2007. Included in selling, general and administrative expenses for each of the quarters ended September 30, 2008 and 2007 is approximately $0.5 million related to share-based compensation expense. Also included in selling, general and administrative expenses for the quarter ended September 30, 2008 is approximately $1.0 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan. There was no accrued bonus expense in selling, general and administrative expenses for the quarter ended September 30, 2007 related to the Company’s 2007 incentive compensation plan.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $99,000, for the quarter ended September 30, 2008 as compared to $7,000, for the quarter ended September 30, 2007. The Audit Committee investigation and related expenses incurred in the quarter ended September 30, 2007 related to the legal costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee that concluded in March 2006. See Part II – Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Corporate restructuring expenses. Corporate restructuring expenses were $2.3 million for the quarter ended September 30, 2008. On September 15, 2008, the Company entered into a separation agreement and general release with Michael Catalano which was subsequently modified on November 7, 2008 (the “Separation Agreement”). Under the terms of the Separation Agreement, Michael Catalano will resign his position as Chief Executive Officer of the Company effective December 30, 2008. The Separation Agreement also provides for Mr. Catalano’s resignation from the Company and from its Board of Directors effective January 1, 2009, the termination of Mr. Catalano’s previously existing employment agreement and the release of claims by each of Mr. Catalano and the Company against each other. Additionally, in connection with the restructuring, the Company elected to its Board of Directors and amended the employment agreements of Richard Hallworth, the newly appointed President and Chief Executive Officer, and Michael W. Taylor, its current Executive Vice President, Chief Financial Officer and Treasurer. The Company incurred a charge related to the restructuring of approximately $2.3 million, comprised of $1.5 million in accrued compensation and benefits, a $0.7 million non-cash charge related to the accelerated vesting of remaining unvested stock options and restricted shares and the modification of the time period in which to exercise stock options and $0.1 million in accrued legal and consulting fees. Corporate restructuring expenses were $0.3 million, for the quarter ended September 30, 2007, which related to the elimination of certain administrative and operational positions as part of a Company-wide cost reduction process implemented in the third quarter of 2007.
     Depreciation and amortization. Depreciation and amortization expense was $0.9 million for each of the quarters ended September 30, 2008 and 2007.
     Interest, net. Net interest expense decreased to $0.2 million for the quarter ended September 30, 2008 from $0.4 million for the quarter ended September 30, 2007. This decrease is the result of a decrease in the average borrowings outstanding combined with a reduction in interest rates on such borrowings.
     Income tax provision. The income tax provision for the quarter ended September 30, 2008 was $0.5 million as compared with an income tax benefit of $0.5 million for the quarter ended September 30, 2007.
     Income from continuing operations. Income from continuing operations for the quarter ended September 30, 2008 was $0.5 million, as compared with a loss of $0.6 million for the quarter ended September 30, 2007 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended September 30, 2008 was $0.1 million as compared with income from discontinued operations, net of taxes of $1.5 million for the quarter ended September 30, 2007. The income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the quarter ended September 30, 2008 was $0.3 million, or 0.3% of revenues, as compared with $0.8 million, or 0.7% of revenues, for the quarter ended September 30, 2007 as the result of the factors discussed above.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Healthcare revenues. Healthcare revenues for the nine months ended September 30, 2008 increased $28.3 million, or 8.0%, from $353.1 million for the nine months ended September 30, 2007 to $381.4 million for the nine months ended September 30, 2008. Healthcare revenues in 2008 included $5.2 million of revenue growth resulting from correctional healthcare services contracts added in 2007 and 2008 through marketing activities. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond September 30, 2008 experienced revenue growth of 7.7% consisting of additional revenue of $26.7 million during the first nine months of 2008 as the result of increases from contract renegotiations and automatic price increases. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.6 million as a result of the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.” As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the nine months ended September 30, 2008 increased $19.9 million, or 6.0%, from $329.6 million, or 93.3% of revenues, for the nine months ended September 30, 2007 to $349.5 million, or 91.6% of revenues, for the nine months ended September 30, 2008. Included in healthcare expenses for the nine months ended September 30, 2008 and 2007 is approximately $58,000 and $0.2 million, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2007 and 2008 through marketing activities accounted for $4.8 million of the increase. Correctional healthcare services contracts in place at December 31, 2006 and continuing beyond September 30, 2008 experienced an increase in healthcare expenses of $19.0 million during the first nine months of 2008 as a result of increases in the levels of staff and staff compensation, off-site medical services and pharmacy costs which were partially offset by a decrease in insurance costs. SPP pharmaceutical distribution expense decreased $3.9 million as a result of the sale of certain SPP assets to Maxor effective April 30, 2007, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $20.8 million, or 5.5% of revenues, for the nine months ended September 30, 2008 as compared to $20.3 million, or 5.8% of revenues, for the nine months ended September 30, 2007. Included in selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 is approximately $1.6 million and $2.4 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the nine months ended September 30, 2008 is approximately $1.7 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan. There was no accrued bonus expense in selling, general and administrative expenses for the nine months ended September 30, 2007 related to the Company’s 2007 incentive compensation plan.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.2 million, for the nine months ended September 30, 2008 as compared to $47,000, for the nine months ended September 30, 2007. The Audit Committee investigation and related expenses related to the legal costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee that concluded in March 2006. See Part II – Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Corporate restructuring expenses. Corporate restructuring expenses were $2.3 million for the nine months ended September 30, 2008. On September 15, 2008, the Company entered into a separation agreement and general release with Michael Catalano which was subsequently modified on November 7, 2008 (the “Separation Agreement”). Under the terms of the Separation Agreement, Michael Catalano will resign his position as Chief Executive Officer of the Company effective December 30, 2008. The Separation Agreement also provides for Mr. Catalano’s resignation from the Company and from its Board of Directors effective January 1, 2009, the termination of Mr. Catalano’s previously existing employment agreement and the release of claims by each of Mr. Catalano and the Company against each other. Additionally, in connection with the restructuring, the Company elected to its Board of Directors and amended the employment agreements of Richard Hallworth, the newly appointed President and Chief Executive Officer, and Michael W. Taylor, its current Executive Vice President, Chief Financial Officer and Treasurer. The Company incurred a charge related to the restructuring of approximately $2.3 million, comprised of $1.5 million in accrued compensation and benefits, a $0.7 million non-cash charge related to the accelerated vesting of remaining unvested stock options and restricted shares and the modification of the time period in which to exercise stock options and $0.1 million in accrued legal and consulting fees. Corporate restructuring expenses were $0.3 million, for the nine months ended September 30, 2007, which related to the elimination of certain administrative and operational positions as part of a Company-wide cost reduction process implemented in the third quarter of 2007.

     Depreciation and amortization. Depreciation and amortization expense was $2.8 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.
     Interest, net. Net interest expense decreased to $0.6 million for the nine months ended September 30, 2008 from $1.1 million for the nine months ended September 30, 2007. This decrease is the result of a decrease in the average borrowings outstanding combined with a reduction in interest rates on such borrowings.
     Income tax provision. The income tax provision for the nine months ended September 30, 2008 was $2.2 million as compared with an income tax benefit of $0.4 million for the nine months ended September 30, 2007.
     Income (loss) from continuing operations. Income from continuing operations for the nine months ended September 30, 2008 was $3.0 million, as compared with a loss from continuing operations of $0.8 million for the nine months ended September 30, 2007 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the nine months ended September 30, 2008 was $0.3 million as compared with income from discontinued operations, net of taxes, of $4.3 million for the nine months ended September 30, 2007. The income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the nine months ended September 30, 2008 was $2.7 million, or 0.7% of revenues, as compared with $3.5 million, or 1.0% of revenues, for the nine months ended September 30, 2007 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $2.5 million at September 30, 2008 compared to negative working capital of $5.0 million at December 31, 2007. Days sales outstanding in accounts receivable were 37 at September 30, 2008 while accounts payable days outstanding at September 30, 2008 were 31 and accrued medical claims liability days outstanding at September 30, 2008 were 75. Days sales outstanding in accounts receivable were 45 at December 31, 2007 while accounts payable days outstanding at December 31, 2007 were 39 and accrued medical claims liability days outstanding at December 31, 2007 were 103.
     The Company had net income of $2.7 million for the nine months ended September 30, 2008 compared to $3.5 million for the nine months ended September 30, 2007. The Company had stockholders’ equity of $43.4 million at September 30, 2008 and $39.7 million at December 31, 2007. The Company had cash and cash equivalents of $22.5 million at September 30, 2008 compared to $9.0 million at December 31, 2007.
     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the nine months ended September 30, 2008 were $17.0 million, an increase of $16.6 million from cash flows provided by operations for the nine months ended September 30, 2007 of $0.4 million. The increase was primarily due to continued reductions in outstanding accounts receivable combined with fluctuations in accounts payable and accrued expenses.
     Cash flows used in investing activities were $2.2 million for the nine months ended September 30, 2008 which represented purchases of property and equipment, which were financed through working capital. Cash flows provided by investing activities were $1.9 million for the nine months ended September 30, 2007 which consisted of $3.8 million of cash flows provided by the sale of certain SPP assets to Maxor as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General,” offset by $1.9 million of cash flows used to purchase property and equipment, which were financed through working capital.

     Cash flows used in financing activities during the nine months ended September 30, 2008 were $1.3 million which represented share repurchases of $1.5 million, offset by cash receipts resulting from the issuance of common stock under the Company’s employee stock purchase plan and the exercise of employee stock options. Cash flows used in financing activities during the nine months ended September 30, 2007 were $13.3 million which represented share repurchases of $13.7 million, offset by $0.4 million of cash receipts resulting from the issuance of common stock under the Company’s employee stock purchase plan.
     Credit Facility
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base as determined under the Amended Credit Agreement reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2008, the Company had borrowings outstanding under the Amended Credit Agreement totaling $7.5 million and $10.1 million available for additional borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.1 million.
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
     The Company was in compliance with the Amended Credit Agreement covenant requirements at September 30, 2008.
     Other Financing Transactions
     At September 30, 2008, the Company had standby letters of credit outstanding totaling $5.1 million which were collateralized by a reduction of availability under the Amended Credit Agreement.
     Contractual Obligations and Commercial Commitments
     As of September 30, 2008, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$768	$777	$624	$1,374
Revolving credit facility	7,500	—	—	—
Workers compensation claims	3,182	3,317	956	—
Professional and general liability claims	10,000	7,726	1,202	292

Total	$21,450	$11,820	$2,782	$1,666

     At September 30, 2008, the Company was contingently liable for $9.2 million of performance bonds. The performance bonds are collateralized by $3.3 million of the standby letters of credit discussed above.
     Off-Balance Sheet Transactions
     As of September 30, 2008 the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Amended Credit Agreement. The Amended Credit Agreement carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate for the nine months ended September 30, 2008 would have had no material effect on interest expense paid under the Amended Credit Agreement. Interest expense represents 0.1% and 0.3% of the Company’s revenues for the nine months ended September 30, 2008 and 2007, respectively. Debt of $7.5 million at September 30, 2008 represents 5.0% of the Company’s total liabilities and stockholders’ equity.
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

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia (the “City”) and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleges that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleges that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the trial court dismissed plaintiff’s punitive damages claim. On March 26, 2007, after being advised of a pending settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. Although the case has yet to be formally and finally dismissed by the Court, the Company, at this time, does not expect to incur any liabilities in connection with this matter. However, if the settlement is not consummated and the suit continues and PHS is not successful at the trial court level, an adverse judgment could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2008, the Company has no reserves associated with this proceeding.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City have since responded to this motion. On March 10, 2008, the court held a hearing on the motion for class certification; and PHS is currently waiting on a ruling. PHS believes that it has viable defenses as to the certification of this action as a class action and as to the substantive claims of these causes of action and intends to vigorously defend itself. However, in the event PHS is not successful at the trial court level, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of September 30, 2008, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2008, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.4 million dollars owed to

PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.8 million of these receivables relate to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represent interest accrued on the past due balances under the terms of the Agreement. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleges that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleges (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. The parties are currently in the discovery phase of the litigation. PHS believes HCSO’s counterclaims are without merit and intends to vigorously defend against them.
     PHS has recorded reserves totaling approximately $0.6 million related to these receivables. However, due to the age of the receivables, the current litigation and the lack of an ongoing business relationship between PHS and HCSO, there is a heightened risk of uncollectibility related to these receivables. PHS believes that the receivables are contractually due under the terms of the Agreement and that HCSO has the resources to make payment. As a result, PHS believes the risk of a material loss is not probable and that no additional reserves are required at this time. However, should PHS be unsuccessful in its suit, such result could have a material adverse effect on the Company’s results of operations and its financial position.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”) with a third lawsuit between the parties having been determined in favor of PHS. The lawsuit which is now decided involved the term of PHS’ contract with the County. PHS contended that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County disputed PHS’ contention asserting that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 – an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals becoming final.

     The first of the remaining lawsuits revolves around the County’s actions on or about May 5, 2006, when it opened a new detention facility. PHS is of the opinion that this new facility was not contemplated by the initial contract and represented a material increase in the staffing and equipment required to provide services to the County. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, as of September 30, 2008, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
     Each of the two remaining suits is currently separate and distinct; however, the ultimate resolution of either remaining suit could influence the ultimate outcome of the other suit. Should PHS be unsuccessful in one or both of these suits, such result could have a material adverse effect on the Company’s financial position and its results of operations.
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
     Although the Company believes that it has meritorious liability and damages defenses to the securities class action and intends to defend it vigorously, it is unable at this time to predict the outcome of this action or, if adversely determined, reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above.  There is risk that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations or stock price.
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
     Other Matters. The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses at September 30, 2008. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS
The Company previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the risk factors discussed in our Annual Report on Form 10-K and the other information included elsewhere in this report, the risk factors discussed below should also be carefully considered. The risks discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company deems immaterial may materially adversely affect our business, financial condition and/or results of operations.
The failure of a third party insurance carrier with whom the Company contracts could result in the Company losing insurance coverage or access to loss funding which has been prepaid to the insurance carrier. The Company contracts with third party insurance carriers to provide insurance related to worker’s compensation and professional liability claims for years 2002 to 2006 and 2008. The Company’s insurance coverage under these policies is essentially self-insurance in the form of retro-premium adjustments based on actual claims experience. Under the terms of its insurance coverage for these policy periods, the Company was required to prepay insurance premiums to its third party insurance carrier, which are held by the third party insurance carrier to pay valid claims made under the policies in the same or subsequent years. For the 2007 professional liability claims policy, the Company has maintained an insurance policy that provides for per event and aggregate coverage limits on a claims made basis based on a fixed paid premium. If the financial position and/or liquidity of one of these third party insurance carriers were to become impaired such that the third party insurer was unable to pay claims or meet its contractual obligations to the Company, we could lose all or a portion of our prepaid premiums to such carrier and/or lose the benefit of the coverage we have paid for, the occurrence of which could have a material adverse effect on the Company’s financial position and its results of operations.
The Company regularly maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit and the failure of such commercial bank could result in the loss of a portion of such cash deposits. The Company regularly maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit. If the commercial bank were to fail or be seized by federal regulators, the Company could lose a portion of its cash deposits at such bank, the result of which could have a material adverse effect on the Company’s financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Repurchases (shown in 000’s except share and per share amounts):

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total of		Shares Purchased	Value) of shares that
	Number of	(b) Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs (1)
July 2008 (7/1/08 to 7/31/08)	—	$—	—	$—
August 2008 (8/1/08 to 8/31/08)	146,900	$10.32	146,900	$13,479
September 2008 (9/1/08 to 9/30/08)	—	$—	—	$—

(1)	On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. As of September 30, 2008, the Company has repurchased and retired a total of 146,900 common shares at an aggregate cost of approximately $1.5 million.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

3.1 —	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2 —	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3 —	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 17, 2007).

4.1 —	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2 —	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1 —	Form of 2008 Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008).

10.2 —	Form of 2008 Non-employee Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008).

10.3 —	Separation Agreement and General Release, dated as of September 15, 2008, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

10.4 —	Letter Agreement, dated as of November 7, 2008, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2008).

10.5 —	Amended and Restated Employment Agreement, dated as of September 15, 2008, between America Service Group Inc. and Richard Hallworth (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

10.6 —	Amended and Restated Employment Agreement, dated as of September 15, 2008, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

11—	Computation of Per Share Earnings.*

31.1 —	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 19 to the condensed consolidated financial statements in this report.

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
Dated: November 10, 2008