Form 10-K
period 2008-12-31
AMERICA SERVICE GROUP INC /DE
filed 2009-03-05
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2008 (based on the last reported closing price per share of Common Stock as reported on the Nasdaq Global Select Market on such date) was approximately $83,363,838. As of March 2, 2009, the registrant had 9,282,913 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Portions of the Company’s Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders to be held on June 9, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
Cautionary Statement Regarding Forward-Looking Information
     This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations to differ materially from those expressed or implied by forward looking statements including, among other things:
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
     Any or all of the Company’s forward-looking statements in this annual report may turn out to be inaccurate. They can be affected by inaccurate assumptions the Company might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described below in Item 1A. “Risk Factors.”
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those expressed or implied in the forward-looking statements.

When considering these forward-looking statements, keep in mind these risk factors and other cautionary statements in this annual report, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and in other documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”).
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
Item 1. Business
General
     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA”) and Correctional Health Services, LLC (“CHS”), contracts to provide and/or administer managed healthcare services to over 120 correctional facilities throughout the United States. Prior to May 1, 2007, the Company through its subsidiary Secure Pharmacy Plus, LLC (“SPP”), was also a distributor of pharmaceuticals and medical supplies. The Company is a leading non-governmental provider and/or administrator of correctional healthcare services in the United States.
     On April 12, 2007, SPP and PHS, as guarantor, entered into an asset purchase agreement with Maxor National Pharmacy Services Corporation (“Maxor”) whereby SPP agreed to sell certain of its assets at net book value (the “Transaction”). The closing of the Transaction occurred on May 3, 2007, with an effective date as of April 30, 2007. The net book value of the assets included in the Transaction was approximately $3.8 million as of April 30, 2007, which consisted of approximately $1.9 million in inventory and approximately $2.0 million in fixed assets, offset by approximately $0.1 million of liabilities for accrued vacation assumed by Maxor. Additionally, as a condition to the closing of the Transaction, Maxor and PHS entered into a long-term pharmacy services agreement (the “Services Agreement”) pursuant to which Maxor became the provider of pharmaceuticals and medical supplies to PHS. The Services Agreement commenced effective May 1, 2007 and will remain in effect until October 31, 2014 (unless terminated earlier in accordance with the terms of the Services Agreement). During the term of the Services Agreement, PHS will utilize Maxor on an exclusive basis to provide pharmaceuticals and medical and surgical supplies to PHS, except in certain specified situations, including when a PHS client elects or requires PHS to utilize another pharmacy services provider.
     The following table sets forth certain information regarding the Company’s correctional healthcare and, prior to May 1, 2007, pharmacy contracts.

	Historical December 31,
	2008	2007	2006	2005	2004
Number of correctional contracts(1)	64	60	92	105	107
Average number of inmates in all facilities covered by correctional contracts(2)	130,749	131,459	175,728	218,170	268,099

(1)	Indicates the number of contracts in effect at the end of the period specified. The 2006, 2005 and 2004 number of correctional contracts also includes independent pharmacy distribution contracts totaling 16, 24 and 23, respectively, which are not included in the 2007 and 2008 number of correctional contracts due to the Transaction discussed above.

(2)	Based on an average number of inmates during the last month of each period specified. The 2006, 2005 and 2004 inmate counts also include inmates under independent pharmacy distribution contracts totaling approximately 11,000, 32,000 and 37,000, respectively, which are not included in the 2007 and 2008 inmate counts due to the Transaction discussed above.
     ASG was incorporated in 1990 as a Delaware holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027.

Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2008, the Company has paid all of the accrued funds for this matter plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts refunded could differ from the Company’s estimates; however, actual refund amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers.
Correctional Healthcare Services
     The Company, through PHS and CHS, contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental entities, none of which are dependent on third party payment sources although they are dependent on appropriate governmental funding. The Company provides and/or administers a wide range of on-site healthcare programs, and arranges for and oversees off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed by third parties through arrangements with independent doctors and local hospitals. For the years ended December 31, 2008, 2007 and 2006, revenues from correctional healthcare services accounted for 100%, 99.4% and 97.4%, respectively, of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 24 to the Company’s consolidated financial statements.
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
     The NCCHC, an independent not-for-profit organization initially formed by the American Medical Association, was established to improve the quality of health care in jails, prisons, and juvenile confinement facilities. NCCHC offers a voluntary health services accreditation program through external peer review to determine whether correctional institutions meet certain standards in their provision of health services. NCCHC renders a professional judgment and assists in the improvement of services provided and/or administered. The ACA, an independent not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and the provision of inmate healthcare. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period.
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
     Some contracts provide for annual increases in the fixed fee or per diem based upon the regional medical care component of the Consumer Price Index. In all other contracts that extend beyond one year, the Company utilizes a projection of the future inflation rate of the Company’s costs of services when bidding and negotiating the fixed fee for future years. The Company often bears the risk of increased or unexpected costs, which could result in reduced profits or cause it to sustain losses when costs are higher than projected. Conversely, the Company will derive increased profits when costs are lower than projected. Certain contracts also contain financial penalties when performance and/or staffing criteria are not achieved.
     Generally, the Company’s contracts will also include additional provisions that mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically, under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. While such provisions serve to mitigate the Company’s exposure to losses resulting from cost fluctuations in the specified cost categories, the Company will still experience variances in its gross margin percentage on these contracts as the additional revenue under these contract provisions is typically equal to the additional costs incurred by the Company. Many contracts contain termination provisions which allow either party to terminate the contract under agreed-upon notice periods. The ability to terminate a contract serves to mitigate the Company’s risk related to increasing costs of services being provided.
     Contracts accounting for approximately 8.8% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2008 contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates. However, none of these contracts has longer than one year remaining without a termination provision.
     Moreover, when preparing bid proposals, the Company estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. The Company’s management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which the Company is not protected could render a contract unprofitable. Furthermore, in an effort to manage risk under contracts that contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates, the Company typically maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $375,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lesser of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
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
     Administrative Systems. The Company has centralized administrative systems in order to enhance economies of scale and to provide management with accurate, up-to-date field data for forecasting purposes. These systems also enable the Company to refine its bids and help the Company reduce the costs associated with the delivery of consistent healthcare.
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
     The Company has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current outpatient charges and inpatient stays, (ii) a comprehensive cost review system that analyzes the Company’s average costs per inmate at each facility, which includes pharmaceutical utilization and trend analysis available from Maxor, and (iii) a daily operating report to manage off-site utilization.
     Bid Process. Contracts with governmental agencies are obtained primarily through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices vary, typically a formal request for proposal (“RFP”), or similar request or invitation, is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. Typically, the committee considers a number of factors, including the technical quality of the proposal, the bid price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. If the committee does not award a contract, the correctional agency may, among various options, continue to provide healthcare services to its inmates with its own personnel or the existing provider.
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
     The Company maintains a staff of sales and marketing representatives assigned to specific projects, geographic areas or markets. In addition, the Company uses consultants, from time to time, to help identify marketing opportunities, to determine the needs of specific potential customers and to engage customers and others on the Company’s behalf. The Company uses paid advertising and promotion to reach prospective clients as well as to reinforce its image with existing clients.

     Management believes that the constitutional requirement to provide healthcare to inmates, an increasing inmate population and medical Consumer Price Index, combined with public sector budget constraints, will continue the trend toward privatization of correctional healthcare and present opportunities for future revenue growth for the Company.
Pharmaceutical Distribution Services
     Prior to May 1, 2007, the Company, through SPP, contracted with federal, state and local governments and certain private entities (including PHS) to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. However, as discussed above in Item 1. “General — Business,” SPP sold certain of its assets to Maxor effective April 30, 2007 which ended the Company’s participation in pharmaceutical distribution services as a separate segment. Required financial information related to this business segment is set forth in Note 24 to the Company’s consolidated financial statements.
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
     As of December 31, 2008, the Company had approximately 3,877 employees, including approximately 354 doctors and 1,915 nurses. The Company also utilizes approximately 935 independent contractors, including physicians, dentists, psychiatrists, psychologists and other healthcare professionals. Of the Company’s employees, approximately 616 are represented by labor unions. The Company believes that its employee relations are good.
Seasonality
     The Company’s business of correctional healthcare services is not materially impacted by seasonality.
Competition
     The business of providing correctional healthcare services to governmental entities is highly fragmented and competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it currently has approximately 6.6% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates currently has approximately 7.1% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates currently has approximately 2.2% of such market. The market share estimates shown above for the Company reflect its contracts currently in place, including the recently awarded contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections beginning on April 1, 2009. The market share estimates shown above for Correctional Medical Services and Wexford Health Sources, Inc., reflect the Company’s estimate of contracts currently held by these competitors and, for Correctional Medical Services reflect the recent loss of the contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections. For further information related to the State of Michigan Department of Corrections contract award, see the section titled “Major Contracts” below. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market.
Government Regulation
     Governmental Regulations and Court Orders. The industry in which the Company operates is subject to extensive federal, state and local regulations and/or orders of judicial authorities, including healthcare, pharmaceutical and safety regulations and judicial orders, decrees and judgments. Some of the regulations and orders are unique to the Company’s industry, and the combination of regulations and orders it faces is unique. Generally, prospective providers of healthcare services to correctional facilities must be able to comply with a variety of applicable state and local regulations and judicial orders. The Company’s contracts typically include reporting requirements as well as, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. In addition, the Company’s doctors, nurses and other healthcare professionals who provide services on its behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct. The Company’s services are also subject to operational and financial audits by the governmental agencies with which the Company has contracts and by the courts of competent jurisdiction. The Company may not always successfully comply with these regulations or court orders and failure to comply can result in material penalties, or non-renewal or termination of contracts with correctional facilities, or prohibition from proposing for new business in certain jurisdictions.

     Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Company does not electronically file at present, but may do so in the future. If the Company elects to electronically file it will become subject to applicable HIPAA regulations. HIPAA also includes regulations on standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally.
     Corporate Practice of Medicine/Fee Splitting. Many of the states in which the Company operates have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these laws include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. The Company reviews, on an ongoing basis, the applicable laws in each state in which the Company operates and reviews its arrangements with its healthcare providers to ensure that these arrangements comply with all applicable laws. The Company can provide no assurance that governmental officials responsible for enforcing these laws will not assert that the Company, or transactions in which it is involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with the Company’s interpretations.
Major Contracts
     Substantially all of the Company’s operating revenue is derived from contracts with state, county and local governmental entities. The Company’s Rikers Island, New York contract accounted for approximately 23.1% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2008. The Company’s Commonwealth of Pennsylvania, Department of Corrections contract accounted for approximately 15.5% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2008. No other contract accounted for 10% or more of such revenues during the years ended December 31, 2008, 2007 or 2006. Summaries of the Company’s two largest contracts based on healthcare revenues from continuing and discontinued operations combined for the fiscal year ended December 31, 2008, and its recently awarded contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections follow below.
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
     Commonwealth of Pennsylvania, Department of Corrections. The Company, through PHS, entered into a contract with the Commonwealth of Pennsylvania, Department of Corrections (“Pennsylvania DOC”) on September 1, 2003, for a period of five years for medical services exclusive of mental health and pharmacy. On January 31, 2008, PHS and the Pennsylvania DOC entered into Contract Modification Agreement No. 3 to the current contract, which extended the current contract with Pennsylvania DOC for a period of five additional years through August 31, 2013. The contract covers each of the 27 Pennsylvania state prison system facilities. The Pennsylvania DOC pays the Company a flat rate per month, which is adjusted for changes in inmate population levels. Under the terms of the contract, the Company is reimbursed for the costs of the medical malpractice insurance related to this contract and its exposure to off-site medical costs related to this contract is limited to a specified maximum amount. Pharmacy and mental health services are provided by separate contractors to the Pennsylvania DOC. The Pennsylvania DOC may terminate the contract on six months’ notice. The Company may terminate the contract without cause subject to delivery of nine months notice to the Pennsylvania DOC.

     Michigan Department of Corrections (effective April 1, 2009). On February 10, 2009, the Company, through PHS, and the State of Michigan entered into a three-year contract under which PHS will provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections (the “Michigan Contract”). PHS will begin providing prisoner health care services under the Michigan Contract on April 1, 2009. Compensation payable to PHS under the Michigan Contract is based on a fixed per prisoner per month rate that will be adjusted for changes in monthly average prisoner population and annually for inflation. Compensation is also subject to adjustment in accordance with the risk-sharing terms described in the Michigan Contract. After its initial three-year term, the Michigan Contract may be renewed for up to four additional one-year periods by mutual, written agreement of the parties not less than 30 days before the expiration of the then current term. Under the terms of the Michigan Contract, the State of Michigan may terminate the Michigan Contract for cause if PHS (i) breaches any of its material duties or obligations under the Michigan Contract, or (ii) fails to cure a breach within the time period specified in the written notice of breach provided by the State of Michigan. In addition, the State of Michigan may terminate the Michigan Contract if it determines that a termination is in its best interest. PHS has also agreed to indemnify, defend and hold harmless the State of Michigan from liability for injuries or damages that are attributable to the negligence or tortious acts of PHS, its employees, agents or subcontractors in its performance of the Michigan Contract. It is currently expected that revenues from the Michigan Contract may exceed 10% of healthcare revenues from continued and discontinued operations combined for the year ending December 31, 2009.
Other Available Information
     The Company files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. Copies of these documents may be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies of these documents available to the public free of charge through its web site at http://www.asgr.com or by contacting its Corporate Secretary at its principal offices, which are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027, telephone number (615) 373-3100.

PART I
Item 1A. Risk Factors
     If any of the events discussed in the following risks were to occur, the Company’s business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial by the Company, may also constrain its business and operations. In either case, the trading price of the Company’s common stock could decline and stockholders could lose all or part of their investment.
          The Company has paid refunds to customers and may be required to pay, or incur expenses investigating claims of, additional refunds. As a result of the internal investigation described in Item 1. “Business — Audit Committee Investigation,” the Audit Committee determined that, in certain instances, SPP did not charge its customers in accordance with applicable contracts. As a result, the Company recorded accruals to provide aggregate refunds to customers of approximately $3.7 million, covering all periods since the Company’s acquisition of SPP in September 2000, plus interest at the applicable federal rate (which ranged from 4% to 9%) during the period covered by the investigation. These amounts represented management’s best estimate of the amounts due to affected customers based on the Audit Committee’s investigation. However, the Company can provide no assurance that a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers and, that as a result of such assertions, the Company will not incur additional investigation and related expenses or be required to make additional refunds.
     The Company is currently the subject of certain government inquiries and we could become the subject of additional government investigations, enforcement actions or penalties in the future, any of which could adversely affect the Company. The Company could be the subject of future government investigations, enforcement actions or penalties. As previously and currently disclosed, the Company is currently the subject of informal inquiries by both the SEC and the U.S. Attorney for the Middle District of Tennessee with respect to those matters that were the subject of the Audit Committee’s internal investigation. In addition, the Company has received notice from the Delaware Department of Justice that it is currently conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP for pharmaceutical services (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). Both the Audit Committee and the Company have cooperated and intend to continue to cooperate fully with these government entities regarding such inquiries. However, there can be no assurance that either the SEC, the U.S. Attorney, the Delaware Attorney General or any other governmental authority (including, without limitation, the governmental entities with which the Company entered into contractual relationships) will not take any action that would adversely affect the Company as a result of the matters investigated by the Audit Committee. Such actions could result in criminal, civil or other penalties, including the imposition of fines, the termination of existing contracts, the debarment from pursuing future business in certain jurisdictions or additional restatements of the Company’s financial statements. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price.
     The Company is a defendant in a shareholder class action lawsuit and may be required to pay damages in excess of the coverage of its directors and officers liability insurance. The Company and certain of its executive officers have been named defendants in a shareholder class action lawsuit (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). Additionally, the Company and its current or former directors or officers could be named defendants in future shareholder class actions. Management of the Company is unable to predict the effect that the current or any future lawsuits may have on its business, financial condition, results of operations or stock price.
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
     The Company’s revenue depends on client contracts that are generally terminable without cause and termination of contracts accounting for a significant portion of its revenue could adversely affect its financial condition, results of operations and cash flows. The Company’s operating revenue is derived almost exclusively from contracts with state, county and local governmental agencies. Generally, contracts may be terminated by the governmental agency without cause upon proper notice (typically between 60 and 120 days). Governmental agencies may be subject to political or financial influences, including governmental budgetary concerns, that could lead to termination of a contract or failure to renew or extend a contract through no fault of the Company. Although the Company generally attempts to renew or renegotiate contracts at or prior to their termination, contracts that are put out for bid are subject to intense competition. As a result, the Company’s portfolio of contracts is subject to change. The changes in the Company’s portfolio of contracts are largely unpredictable, which creates uncertainties about the amount of its total revenues from period to period. The Company must engage in competitive bidding for new business to replace contracts that expire or are terminated. The Company, therefore, can provide no assurance that it will be able to replace contracts that expire or are terminated or are not renewed on favorable terms or otherwise. The non-renewal or termination, or renewal on unfavorable terms, of any of the Company’s contracts with governmental agencies could have a material adverse affect on its financial condition, results of operations and cash flows.
     Additionally, the Company relies on a small number of client contracts for a significant portion of its revenues. The combined revenues of the Company’s Rikers Island, New York and Commonwealth of Pennsylvania, Department of Corrections contracts accounted for approximately 38.6% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2008. Moreover, effective April 1, 2009, the Company will begin providing services under the Michigan Contract. The Company expects that revenues derived from the Michigan Contract may exceed 10% of healthcare revenues from continuing and discontinued operations combined for the year ending December 31, 2009. The loss of any of these contracts could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. For more information on the Company’s significant contracts, see Item 1. “Business — Major Contracts.”
     The Company’s cash flow depends on timely payment and any delay or failure of its clients to make payments could adversely affect its results of operations or cash flows. The Company’s cash flow is subject to the receipt of sufficient funding of, and timely payment by, the governmental entities with which it contracts. Economic circumstances at the national, state or local level could affect governmental entity budgets, which could result in insufficient funding, increased pricing pressure or termination of contracts. In addition, federal, state and local governments are constantly under pressure to control additional spending or reduce current levels of spending. Accordingly, if a governmental entity does not receive sufficient or timely funding to cover its obligations under a healthcare services contract, the contract may be terminated and payment for the Company’s services could be delayed or not occur. The termination of contracts, a significant delay in payment or non-payment could adversely affect the Company’s financial condition, results of operations or cash flows.
     The Company’s future growth depends, in part, on further privatization of correctional healthcare services and it can provide no assurances that such further privatization will occur. The Company’s future revenue growth depends, in part, on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes, based on marketplace information and internal estimates that approximately $20 million to $30 million in annualized correctional healthcare contract revenues were newly privatized in 2008 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow at historical rates or at all, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.
     Negative publicity concerning the Company or its business could adversely affect the Company’s business, results of operations and ability to obtain future business. Negative publicity regarding the provision of correctional healthcare services by for-profit companies, including the Company, or specific alleged actions or inactions of the Company could adversely affect the Company’s results of operations or business. Privatization of healthcare services for correctional facilities may encounter resistance from groups or constituencies that believe that healthcare services to correctional facilities should only be provided by governmental agencies. Negative publicity regarding the privatization of correctional healthcare services or specific alleged actions or inactions of the Company or other industry participants may result in increased regulation and legislative review of industry practices that further increase the Company’s costs of doing business and adversely affect its results of operations by:
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
     The Company is subject to extensive government regulations and its failure to comply with such regulations could adversely affect its business or results of operations. Failure to comply with governmental regulations and/or orders of judicial authorities could result in material penalties or non-renewal or termination of the Company’s contracts to manage correctional and detention facilities. The industry in which the Company operates is subject to extensive federal, state and local regulations, including educational, healthcare, pharmacy and safety regulations and judicial orders, decrees and judgments. Some of the regulations are unique to the Company’s industry, and the combination of regulations it faces is unique. Generally, providers of healthcare services to correctional facilities must be able to comply with a variety of applicable state and local regulations and court orders. The Company’s contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies or courts. The Company may not always successfully comply with these regulations or court orders, and failure to comply can result in material penalties, sanctions or non-renewal or termination of contracts, which could have a materially adverse affect on the Company’s business and results of operation. For a discussion of certain specific governmental regulations, see Item 1. “Business — Government Regulations.”
     The Company is subject to audits and investigations of governmental agencies, which could result in reduced reimbursements from its clients, refunds to its clients or civil or criminal penalties. Certain of the governmental agencies with which the Company contracts have the authority to audit and investigate its contracts with them. As part of that process, governmental agencies may review the Company’s performance of the contract, its pricing practices, its cost structure and its compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that the Company has improperly allocated costs to a specific contract, it may not be reimbursed for those costs, and it could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by the Company, it may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain governmental entities. Any adverse determination could adversely impact the Company’s ability to bid in response to RFPs in one or more jurisdictions and could have a materially adverse affect on the Company’s business and results of operation. Additionally, as a result of any governmental agency investigations and/or audits, the Company’s collections of balances due from its customers could be substantially delayed. See risk factors below for more information on the Company’s risk of accounts receivable collection.
     The Company’s business is highly competitive and increased competition could harm its business and operating results. The business of providing correctional healthcare services to governmental agencies is highly competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers, including certain state medical schools and other state or municipal organizations. The Company estimates that it currently has approximately 6.6% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates currently has approximately 7.1% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates currently has approximately 2.2% of such market. The market share estimates shown above for the Company reflect its contracts currently in place, including the recently awarded contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections beginning on April 1, 2009. The market share estimates shown above for Correctional Medical Services and Wexford Health Sources, Inc., reflect the Company’s estimate of contracts currently held by these competitors and, for Correctional Medical Services reflect the recent loss of the contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections. For further information related to the State of Michigan Department of Corrections contract award, see Part 1 — Item 1. “Business — Major Contracts.” As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. Competitors may use the additional experience to successfully bid against the Company. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share, or less favorable contract terms, and could seriously harm the Company’s business and operating results.
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
     Certain of the Company’s contracts expose it to costs related to catastrophic events, and therefore any such event could adversely affect the Company’s financial condition or results of operations. Contracts accounting for approximately 8.8% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2008 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits and has not had any catastrophic illnesses or injuries to inmates that exceeded its insurance coverage in the past, there can be no assurance that the Company will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of the catastrophic limits contained in the Company’s insurance coverage could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.
     The Company depends on key personnel, the loss of whom could adversely affect its business and operating results. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Company has employment contracts with Richard Hallworth, President and Chief Executive Officer; Michael W. Taylor, Executive Vice President and Chief Financial Officer;

and Lawrence H. Pomeroy, Senior Vice President and President State Corrections, as well as certain other key personnel. The Company does not maintain key man life insurance on any member of its senior management.
     The Company faces significant competition for qualified healthcare professionals and its failure to attract such professionals could adversely affect its operating results. The Company faces stiff competition for staffing, which may increase its labor, professional liability and other costs (including contractually mandated penalties) and reduce profitability. The Company competes with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of physicians, nurses and other medical support personnel is a significant operating issue to healthcare businesses. This scarcity may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts are structured as fixed fee and/or population based contracts, the Company’s ability to pass along increased labor costs is limited. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to obtain new contracts. Moreover, lack of success in this area could further result in the provision of negligent healthcare services or in the provision of untimely healthcare services, or in the allegation of such negligent or untimely services (whether valid or invalid), any or all of which could increase the Company’s exposure to professional, medical, pharmaceutical or other liability expenses. Additionally, approximately 44% of the Company’s contracts contain financial penalties that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2008, the Company incurred revenue deductions related to these criteria totaling approximately $0.4 million, or 0.1% of the Company’s total healthcare revenues from continuing operations and discontinued operations combined. Failure to attract qualified management and staff personnel for the day-to-day operations of the Company’s business could materially adversely affect the Company’s business and operating results.
     As a result of its business, the Company is exposed to professional liability claims and can provide no assurances that adequate levels of liability insurance will continue to be available or that it will not be exposed to claims in excess of its insurance coverage. The Company’s business ordinarily results in the Company becoming involved in actions for medical malpractice and other claims related to the provision of healthcare services with the attendant risk of substantial damage awards, or court endorsed non-monetary relief such as changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates (or their successors) alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals or entities with whom it contracts. All but one of the Company’s contracts generally provides for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional and general liability insurance; however, due to the use of adjustable premium policies in 2002 through 2006 and 2008, with respect to a majority of its patients, the Company is effectively self-insured for professional liability claims incurred under its primary program. For 2007, the Company is insured through a claims made policy subject to per event and aggregate coverage limits. Any amounts ultimately incurred above the coverage limits contained in the Company’s professional and general liability insurance policies would be the responsibility of the Company. In addition to its primary program, the Company also has traditional risk transfer insurance policies that relate to certain specific healthcare services contracts. Many of the Company’s independent contractors maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. The Company indemnifies and pays for such coverage for some of its independent contractors. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. However, there can be no assurance that a future claim or claims will not exceed management’s loss estimates or the limits of available insurance coverage, the result of which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
     If the Company is unable to obtain adequate levels of insurance at reasonable costs its business and results of operations may be adversely affected. Adequate levels of malpractice and other liability insurance may not continue to be available to the Company at a reasonable price or at all. The Company is dependent on the financial health of the insurance carriers with whom it has insurance policies. Substantially all of the Company’s contracts require the Company to be insured at certain levels. Failure to obtain sufficient levels of professional liability insurance at a reasonable price or at all or deterioration in an insurance carrier’s financial health, may expose the Company to significant financial or contractual losses, which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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

6

     The Company’s failure to maintain effective internal control over financial reporting could adversely affect its business and operating results. Under rules of the SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to furnish in its Annual Report on Form 10-K for each fiscal year a report by management on its internal control over financial reporting. The Company’s report must contain, among other matters, an assessment of the effectiveness of its internal control over financial reporting as of December 31 of the applicable fiscal year, including a statement as to whether or not its internal control over financial reporting is effective. In the course of the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, it identified material weaknesses in its internal control over financial reporting. Although the Company has taken numerous steps to remediate these material weaknesses and the Company’s management has concluded that such material weaknesses no longer exist as of December 31, 2006, 2007 and 2008, it cannot assure you that deficiencies or weaknesses in its controls and procedures will not be identified in the future or that the material weaknesses previously identified and remediated will not become ineffective in the future. The material weaknesses previously identified, as well as any other weaknesses or deficiencies that might be identified in the future, could harm the Company’s business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of its financial reports.
     The Company may be dependent on its credit facility for its capital requirements and it can make no assurances that it will be able to obtain alternative financing. The Company’s debt consists of a credit facility dated February 22, 2008 with CapitalSource Finance LLC. The Company may be dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements.
     Recent market and economic conditions have been unprecedented and challenging, with significantly tighter credit markets and a recession that is expected to continue through the end of 2009. As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected in the United States. Concern about the stability of the markets, generally, and the strength of numerous financial institutions, specifically, has led many lenders to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit the Company’s ability to borrow money from CapitalSource Finance LLC or other lenders. If the Company is unable to borrow sufficient amounts of money to fund its capital requirements, its financial condition, business and cash flows may be materially adversely affected.
     In addition, the Company’s access to funds under its credit facility depends on the ability of CapitalSource Finance LLC to meet its funding commitment to the Company. The Company can provide no assurance that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions, will not have an adverse effect on CapitalSource Finance LLC and its lenders. If the Company’s lenders are not able to meet their funding commitments, the Company’s business, results of operation, cash flows and financial condition could be adversely affected.
     The credit facility requires the Company to meet certain financial covenants related to minimum levels of earnings. The financial covenants contained in the credit facility are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in this Annual Report on Form 10-K. Should the Company fail to meet its projected results, fail to remain in compliance with the terms of the credit facility or fail to obtain a waiver, amendment or other curative document, in the event of default, it may be forced to seek alternative sources of financing. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.
     A prolonged economic slowdown or recession could adversely affect the Company’s business and operating results. The Company may be exposed to risks related to the overall macro-economic environment, including deflationary pressures on pricing and governmental budgetary shortfalls that could result in inadequate payments under its healthcare services contracts. Unfavorable economic conditions also could increase the Company’s funding and working capital costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company, any of which would adversely affect the Company’s business, financial condition, operating results or cash flows.
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
     The Company is required to maintain performance bonds and if it is unable to obtain or renew such bonds its financial condition and results of operations could be adversely affected. The Company is required under certain contracts to provide a performance bond. At December 31, 2008, the Company had outstanding performance bonds totaling $9.4 million. The performance bonds are renewed on an annual basis. The Company has letters of credit in the amount of $3.3 million at December 31, 2008 that collateralize these performance bonds, reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a negative effect on the Company’s ability to retain existing contracts or be awarded new contracts.
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
     The failure of a third party insurance carrier with whom the Company contracts could result in the Company losing insurance coverage or access to loss funding which has been prepaid to the insurance carrier. The Company contracts with third party insurance carriers to provide insurance related to worker’s compensation and professional liability claims for years 2002 to 2006 and 2008. The Company’s insurance coverage under these policies is essentially self-insurance in the form of retro-premium adjustments based on actual claims experience. Under the terms of its insurance coverage for these policy periods, the Company was required to prepay insurance premiums to its third party insurance carrier, which are held by the third party insurance carrier to pay valid claims made under the policies in the same or subsequent years. For the 2007 professional liability claims policy, the Company has maintained an insurance policy that provides for per event and aggregate coverage limits on a claims made basis based on a fixed paid premium. If the financial position and/or liquidity of one of these third party insurance carriers were to become impaired such that the third party insurer was unable to pay claims or meet its contractual obligations to the Company, the Company could lose all or a portion of its prepaid premiums to such carrier and/or lose the benefit of the coverage it has paid for, the occurrence of which could have a material adverse effect on the Company’s financial position and its results of operations.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company occupies approximately 41,511 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in April 2014. The Company leases additional office facilities in Alameda, California; Lansing, Michigan; Verona, New Jersey; Astoria, New York; Camp Hill, Pennsylvania; Richmond, Virginia and Burlington, Vermont. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.
Item 3. Legal Proceedings
Litigation and Claims
     Lysager Professional Liability Suit. On November 22, 2008, PHS received an adverse jury verdict in the Sixth Judicial District in and for the County of Bannock, Idaho relating to a complaint filed on December 30, 2004 by Jamie Justice Amos Lysager and Taylor Lysager regarding medical care provided to the plaintiff while plaintiff was incarcerated at the Pocatello Women’s Correctional Center in Bannock County, Idaho in February 2004. The complaint alleged negligence, deliberate indifference and intentional infliction of emotional distress by PHS in providing medical care to plaintiff, then almost 33 weeks pregnant, associated with the premature delivery of plaintiff’s son and sought general and special damages and reimbursement for costs and attorneys fees incurred by plaintiff in connection with the litigation. The complaint also sought punitive damages alleging that the actions of PHS’ named defendant employees met the minimum statutory standard for jury consideration of the imposition of punitive damages against PHS, their employer. A jury trial commenced October 28, 2008 and ended, November 21, 2008. The verdict was received on November 22, 2008 and consisted of compensatory damages of $0.1 million and punitive damages of $0.3 million awarded to plaintiff, and compensatory damages of $1.3 million and punitive damages of $2.0 million awarded to plaintiff’s son, resulting in an aggregate award of $3.6 million. Additionally, the plaintiffs’ post-judgment, pre-appeal motions seek the imposition of costs and attorneys fees totaling an estimated amount of $2.4 million based on contingency fee calculations. Post-trial motions were heard on January 29, 2009, whereby PHS challenged the appropriateness and amounts of the verdict awarded to the plaintiffs and vigorously opposed plaintiff’s request for attorney fees on grounds of lack of entitlement and method of calculation. At this time the trial court has not issued a ruling on post-trial motions. PHS has filed an appeal to the Idaho Supreme Court seeking a reversal of the adverse verdict and judgment described above, as it believes there were several reversible errors made by the trial court. The Company believes that its appeal has merit and believes certain aspects of the appeal will ultimately result in a reduction of the award or a remand to a new trial on some or all of the claims. The Company believes that the possible loss associated with this litigation ranges from $1.5 million to $6.0 million. The Company has recorded reserves equal to the $3.6 million verdict award discussed above. In the event that the trial court grants plaintiffs’ request for attorney fees, such event could have a material adverse effect on the Company and its financial position in the period in which the event occurs.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia (the “City”) and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleged that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleged that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the Court dismissed plaintiff’s punitive damages claim. The City and the plaintiff then entered into a formal settlement of the claims which involved the City paying an undisclosed, compromised amount to the plaintiff in satisfaction of all outstanding fees for services rendered. On March 26, 2007, after being advised of said settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. This Order effectively ended the suit against PHS and the City, with prejudice.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has indicated that he will appeal the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of December 31, 2008, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2008, the Company has no reserves associated with this proceeding.

     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.4 million dollars owed to PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.7 million of these receivables relate to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represent interest accrued on the past due balances under the terms of the Agreement. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleges that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleges (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. On February 19, 2009, the parties agreed to settle all claims and counterclaims in dispute. As a result of the settlement, the court entered an order on February 24, 2009 dismissing the lawsuit with prejudice. The parties are in the process of formalizing the terms of the settlement through a written agreement (the “Settlement Agreement”). Upon execution of the Settlement Agreement and payment of the settlement amount, the Company will consider this matter closed.
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
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals in favor of the Company becoming final.
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

     Finally, as of December 31, 2008, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer, at the time, and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer, at the time, and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the parties completed the briefs on the motion in May 2007. This motion, therefore, is currently pending before the presiding judge.
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

Other Matters
     The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses at December 31, 2008 and 2007. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on The Nasdaq Global Select Market’s National Market System under the symbol “ASGR.” As of March 2, 2009, there were approximately 78 registered holders of record of the Company’s common stock. The high and low sales prices of the Company’s common stock as reported on The Nasdaq Global Select Market during each quarter from January 1, 2007 through December 31, 2008 are shown below:

Quarter Ended	High	Low
March 31, 2007	17.00	13.75
June 30, 2007	18.93	14.68
September 30, 2007	17.37	9.64
December 31, 2007	13.16	6.94
March 31, 2008	8.62	6.00
June 30, 2008	9.54	5.10
September 30, 2008	11.69	8.69
December 31, 2008	10.99	7.31
     The Company did not pay cash dividends on its common stock during the years ended December 31, 2008 or 2007. The Company has not paid any cash dividends and expects for the foreseeable future, except for Company stock repurchases, to retain all of its earnings to finance the development of its business. In addition, under the terms of its credit facility, the Company is prohibited without the Lenders’ consent from paying cash dividends on its common stock.
     The following table shows the Company’s repurchase activity for the fourth quarter of 2008 (shown in 000’s except share and per share amounts):

(d)
Maximum Number
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value)
	Total of		Shares Purchased as	of shares that May
	Number of	(b)	Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
October 2008 (10/1/08 to 10/31/08)	—	$—	—	$—
November 2008 (11/1/08 to 11/30/08)	100,000	$8.50	100,000	$12,626
December 2008 (12/1/08 to 12/31/08)	—	$—	—	$—

(1)	On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. See Note 18 of the Company’s consolidated financial statements included in this annual report for further information. As of December 31, 2008, the Company has repurchased and retired a total of 246,900 common shares under the stock repurchase program at an aggregate cost of approximately $2.4 million.

Item 6. Selected Financial Data
     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Healthcare revenues	$497,744	$463,998	$448,725	$416,565	$386,657
Income (loss) from continuing operations before income taxes	7,255	(4,103)	(11,251)	(6,082)	997
Income (loss) from continuing operations	4,040	(2,624)	(7,355)	(3,810)	7,467
Income (loss) from discontinued operations, net of taxes	(206)	5,439	3,975	8,175	2,443
Net income (loss)	3,834	2,815	(3,380)	4,365	9,910

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.44	$(0.28)	$(0.70)	$(0.35)	$0.70
Income (loss) from discontinued operations, net of taxes	(0.02)	0.58	0.38	0.75	0.22

Net income (loss)	$0.42	$0.30	$(0.32)	$0.40	$0.92

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.44	$(0.28)	$(0.70)	$(0.35)	$0.68
Income (loss) from discontinued operations, net of taxes	(0.02)	0.58	0.38	0.75	0.22

Net income (loss)	$0.42	$0.30	$(0.32)	$0.40	$0.90

Weighted average common shares outstanding — basic	9,144	9,395	10,511	10,824	10,721
Weighted average common shares outstanding — diluted	9,161	9,395	10,511	10,824	11,048
Cash dividends per share	—	—	—	—	—
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Company’s consolidated financial statements included in this Annual Report for a description of the reclassification from continuing operations to discontinued operations of contracts terminating subsequent to January 1, 2002. During 2004, the Company recorded a pre-tax charge of $5.2 million for final settlement of a Florida legal matter and an income tax benefit of $6.6 million related to the reversal of substantially all of a previously recorded valuation allowance. During 2004, the Company also recorded a loss contract charge totaling $12.8 million which is reflected as a component of income (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations. During 2006, the Company recorded a non-cash impairment charge for goodwill of $3.0 million related to the Company’s pharmaceutical distribution services segment. During 2008, 2007, 2006, 2005 and 2004, the Company recorded increases of approximately $6.3 million, $10.5 million, $4.2 million, $4.3 million and $4.7 million, respectively, to healthcare expenses as a result of adverse development related to professional liability claims. During 2008, 2007, 2006 and 2005, the Company incurred Audit Committee investigation and related expenses totaling $0.2 million, $0.1 million, $5.3 million and $3.7 million, respectively, related to an internal investigation into matters at SPP. During 2008, 2007 and 2006, the Company recognized share-based compensation cost of $2.1 million, $3.2 million and $4.2 million, respectively, as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) effective January 1, 2006. See Item 1A. “Risk Factors” for a discussion of material risks that could affect the Company’s results of operations in the future.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$8,284	$(5,004)	$4,796	$4,353	$(6,371)
Total assets	141,883	150,920	184,183	205,237	207,450
Long-term debt, including current portion	—	7,500	10,000	12,500	—
Stockholders’ equity	44,046	39,650	46,454	56,004	52,940
     The working capital amounts as of December 31, 2007, 2006 and 2005 include $7.5 million, $10.0 million and $12.5 million, respectively, of borrowings outstanding under the Company’s revolving credit facilities in place on those dates which were classified as current liabilities based on the maturity date of the credit facility or in accordance with the guidance in the Financial Accounting Standard Board’s Emerging Issues Task Force Consensus 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”) as discussed below. Borrowings outstanding at December 31, 2007 were current due to the fact that the credit facility was scheduled to mature within a year from the balance sheet date. Borrowings outstanding at December 31, 2005 and 2006 were schedule to mature at a date in excess of a year from the respective balance sheet dates; however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facilities have been classified as current liabilities in accordance with the guidance in EITF 95-22. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” or Note 14 to the Company’s Consolidated Financial Statements included in this Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto provided under Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this report.
Critical Accounting Policies And Estimates
General
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:
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
Revenue and Cost Recognition
     The Company’s contracts to provide healthcare services to correctional institutions are principally fixed price contracts with revenue adjustments for census fluctuations and risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site or pharmaceutical costs. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by either party without cause upon proper notice. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.
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
     Generally, the Company’s contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically, under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts that include such provisions, the Company recognizes the additional revenues due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006.

	Percentage of Revenue from Continuing Operations
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Contract Category
Fixed Fee	15.4%	15.0%	16.4%
Population Based	58.5%	58.2%	56.0%
Cost Plus a Fee	26.1%	26.1%	23.8%
Pharmacy Revenue*	—	0.7%	3.8%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor.
     For more information, see Item 1. “General — Business.”
     Contracts under the population based and fixed fee categories generally have similar margins which are higher than margins for contracts under the cost plus a fee category. Cost plus a fee contracts generally have lower margins but with much less potential for variability due to the limited risk involved. The Company’s profitability under each of the three general contract categories discussed above varies based on the level of risk assumed under the contract terms with the most potential for variability being in contracts under the population based or fixed fee categories which do not contain the risk mitigating provisions related to off-site utilization described above. For the year ended December 31, 2008, contracts accounting for approximately 8.8% of the Company’s correctional healthcare services revenues from continuing operations do not contain such risk mitigating provisions.
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
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2008, 2007 and 2006, the Company recorded decreases of approximately $0.7 million, $6.1 million and $0.6 million, respectively, to its prior year claims liabilities as a result of revisions to its estimated claims expense. The impact to net income (loss) of these reductions to the Company’s claims reserves and associated expense is dependent upon whether any of the associated customer contracts contained provisions limiting risk of off-site costs. For 2007, the overall decrease in claims liabilities is net of an increase to the claims liabilities associated with two former full risk contracts resulting in a negative impact to the Company’s net income (loss) of $0.7 million. The reductions to claims reserves in 2008 and 2006 did not result in a significant impact to the Company’s net income (loss) as the changes occurred primarily in connection with contracts which contained provisions limiting risk of off-site costs and, as a result, these changes were off-set by corresponding reductions to revenue.
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
     As discussed more fully in Part I — Item 3. “Legal Proceedings,” at December 31, 2008, PHS had approximately $1.4 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.7 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract.

The Company has recorded reserves totaling approximately $0.7 million related to these receivables. The parties are in the process of formalizing the terms of a settlement agreement (the “Settlement Agreement”). Upon execution of the Settlement Agreement, the Company expects that the net receivable balances will be collected. These receivables are classified in current assets in the Company’s consolidated balance sheet.
     As discussed more fully in Part I — Item 3. “Legal Proceedings,” PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the two lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount. These receivables are classified as other noncurrent assets in the Company’s consolidated balance sheet.
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
     The Company was involved in a dispute with a former client whose contract term ended on October 31, 2007, where the client withheld approximately $2.2 million from payments of receivables due the Company. The Company had recorded approximately $1.5 million of contractual allowances which it estimated as the amount potentially due to the client related to staffing penalties under the contract. The Company challenged the former client’s ability to assess staffing penalties under the initial term of the contract and the method of calculating the assessment. The remaining $0.7 million of the withheld amount due from this former client was primarily related to liquidated damages assessed by the former client. The Company challenged this amount withheld for liquidated damages as well as the process by which the damages were estimated by the former client. The contract with the former client set forth specific items for which damages could be assessed and maximum damage amounts that can be assessed for each item. The former client’s assessment of damages did not relate to items for which damages could be assessed under the terms of the contract nor did it provide a calculation of the method used to estimate the damages for the alleged deficiencies. During the fourth quarter of 2008, the Company and the former client entered into a settlement agreement under the terms of which the outstanding receivables were satisfied with no material impact to the Company.
     The Company was involved in a dispute with a current client over billed receivables totaling approximately $1.0 million, net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. During the second quarter of 2008, the Company and the client reached a settlement agreement under the terms of which the client paid the Company $1.0 million.
Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying potential loss contracts and developing a loss contract reserve for succeeding periods if any loss contracts are identified. The Company accrues losses under its contracts when it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as the Company’s ability to terminate the contract, future contractual revenue, projected future labor, pharmacy and healthcare costs, including hospitalization and outpatient services, and each contract’s specific terms related to risk-sharing arrangements. The projected future healthcare costs are estimated based on historical trends and management’s estimate of future cost increases. At December 31, 2008, the Company’s review identified no loss contracts and therefore the Company has not recorded a loss contract reserve.
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
     There are no loss contracts identified as of December 31, 2008 and 2007.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 and 2008 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 through 2006 and 2008, the Company is covered by separate policies each of which contains a premium that is retroactively adjusted, with adjustment based on actual losses. The Company’s ultimate premium for its 2002 through 2006 and 2008 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims made policies subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
     Given the fact that many claims are not brought during the year of occurrence, in addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by various analyses, including an actuarial analysis, which are performed on a quarterly basis.
     At December 31, 2008, the Company’s reserves for both known and incurred but not reported claims totaled $22.0 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2008, 2007 and 2006, the Company recorded increases of approximately $6.3 million, $10.5 million and $4.2 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.

Other Self-Funded Insurance Reserves
     As of December 31, 2008, the Company has approximately $7.5 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.3 million of this amount is related to workers’ compensation claims, of which approximately $3.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop-loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2008, 2007 and 2006, the Company recorded a decrease of approximately $0.9 million, and increases of approximately $1.0 million and $0.2 million, respectively, to its prior year other self-insurance reserves as a result of revisions to its estimated claims experience.
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
     In addition to professional and general liability claims and other legal proceedings in the ordinary course of business, the Company is involved in other legal matters related to an Audit Committee investigation, which was announced by the Company on October 24, 2005. See Part 1 — Item 1. “Business — Audit Committee Investigation” and Part I — Item 3. “Legal Proceedings” for further information regarding the Audit Committee investigation and related legal matters.
Intangible Assets and Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its annual review as of December 31, 2008. Based on the results of this annual review, management has determined that goodwill is not impaired as of December 31, 2008. Future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
Amortizable Life of Contract Intangibles
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to March 1, 2008, the estimated useful life of the Company’s contract intangible related to the CHS acquisition, was 20 years. Effective March 1, 2008, the Company revised the estimated useful life of the contract intangible from 20 years to 16.67 years. The revision of the estimated useful life impacts contract intangibles with a gross value of $4.0 million and will result in an increase to amortization expense of approximately $80,000 per year. The increase in amortization expense for the year ended December 31, 2008 was approximately $66,000.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2008, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at December 31, 2008, there is no accrued interest and penalties included in income tax expense for the year ended December 31, 2008.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, open tax years related to certain state and local jurisdictions remain subject to examination.
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

	Year Ended December 31,
	2008	2007	2006
Healthcare revenues	100.0%	100.0%	100.0%
Healthcare expenses	91.7	93.9	93.7

Gross margin	8.3	6.1	6.3
Selling, general and administrative expenses	5.4	5.7	5.6
Corporate restructuring expenses	0.5	0.1	—
Audit Committee investigation and related expenses	—	—	1.2
Depreciation and amortization	0.8	0.8	0.9
Impairment of goodwill	—	—	0.7

Income (loss) from operations	1.6	(0.5)	(2.1)
Interest, net	0.1	0.4	0.4

Income (loss) from continuing operations before income tax provision (benefit)	1.5	(0.9)	(2.5)
Income tax provision (benefit)	0.7	(0.3)	(0.9)

Income (loss) from continuing operations	0.8	(0.6)	(1.6)
Income (loss) from discontinued operations, net of taxes	—	1.2	0.8

Net income (loss)	0.8	0.6	(0.8)

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
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2008 increased $33.7 million, or 7.3%, from $464.0 million in 2007 to $497.7 million in 2008. Healthcare revenues in 2008 included $7.9 million of revenue growth resulting from new correctional healthcare services contracts added in 2008 and 2007 through marketing activities. Correctional healthcare services contracts in place at December 31, 2006 and in continuing operations at December 31, 2008, experienced revenue growth of 6.4% consisting of an increase in revenue of $29.3 million during 2008 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.5 million as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 1. “Business - General.” As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2008 increased $20.5 million, or 4.7%, from $435.9 million, or 93.9% of revenues, in 2007 to $456.4 million, or 91.7% of revenues, in 2008. Included in healthcare expenses for the year ended December 31, 2008 and 2007 is approximately $0.1 million and $0.3 million, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2008 and 2007 through marketing activities accounted for $7.7 million of the increase. Correctional healthcare services contracts in place at December 31, 2006 and in continuing operations at December 31, 2008 accounted for $16.8 million of the increase as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $6.3 million and $10.5 million for the years ended December 31, 2008 and 2007, respectively, as a result of adverse development related to professional liability claims. Included in the insurance expense for the year ended December 31, 2008, is a reserve of approximately $3.6 million related to an adverse jury verdict against the Company in November 2008 related to care provided by the Company in February 2004.

For further information related to this adverse jury verdict, see Item 3. “Legal Proceedings - Lysager Professional Liability Suit.” Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $3.8 million primarily as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 1. “Business — General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $27.0 million, or 5.4% of revenues, and $26.3 million, or 5.7% of revenues, for the years ended December 31, 2008 and 2007, respectively. Included in the selling, general and administrative expenses for the years ended December 31, 2008 and 2007 is approximately $2.0 million and $2.9 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the year ended December 31, 2008 is approximately $1.6 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan. There was no accrued bonus expense in selling, general and administrative expenses for the year ended December 31, 2007 related to the Company’s 2007 incentive compensation plan.
     Corporate restructuring expenses. Corporate restructuring expenses were $2.3 million for the year ended December 31, 2008. On September 15, 2008, the Company entered into a separation agreement and general release with Michael Catalano which was subsequently modified on November 7, 2008 (the “Separation Agreement”). Under the terms of the Separation Agreement, Michael Catalano resigned his position as Chief Executive Officer of the Company effective December 30, 2008. The Separation Agreement also provided for Mr. Catalano’s resignation from the Company and from its Board of Directors effective January 1, 2009, the termination of Mr. Catalano’s previously existing employment agreement and the release of claims by each of Mr. Catalano and the Company against each other. Additionally, in connection with the restructuring, the Company elected to its Board of Directors and amended the employment agreements of Richard Hallworth, the newly appointed President and Chief Executive Officer, and Michael W. Taylor, its current Executive Vice President, Chief Financial Officer and Treasurer. The Company incurred a charge related to the Separation Agreement of approximately $2.3 million, comprised of $1.5 million in compensation and benefits, a $0.7 million non-cash charge related to the accelerated vesting of remaining unvested stock options and restricted shares and the modification of the time period in which to exercise stock options and $0.1 million in legal and consulting fees. The non-cash charge related to the stock based compensation is included in additional paid in capital in the Company’s consolidated balance sheet. Corporate restructuring expenses were $0.4 million for the year ended December 31, 2007, which related to the elimination of certain administrative and operational positions as part of a Company-wide cost reduction process implemented in the third and fourth quarters of 2007.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.2 million for the year ended December 31, 2008 as compared to $0.1 million for the year ended December 31, 2007. The Audit Committee investigation and related expenses incurred in the years ended December 31, 2008 and 2007 related to the legal costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. See Item 3. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $3.8 million for the years ended December 31, 2008 and 2007.
     Interest, net. Net interest expense decreased to $0.7 million in 2008, from $1.6 million in 2007. This decrease is the result of a decrease in the average borrowings outstanding combined with a reduction in interest rates on such borrowings.
     Income tax provision (benefit). The income tax provision for the year ended December 31, 2008 was $3.2 million as compared to and income tax benefit of $1.5 million in 2007. See Note 15 to the Company’s consolidated financial statements for more information on the Company’s income tax provision (benefit).
     Income (loss) from continuing operations. Income from continuing operations for the year ended December 31, 2008 was $4.0 million, or 0.8% of revenues, as compared with a loss from continuing operations of $2.6 million, or 0.6% of revenues, in 2007.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes for the year ended December 31, 2008 was $0.2 million as compared with income from discontinued operations, net of taxes of $5.4 million in 2007. Income (loss) from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 to the Company’s consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the year ended December 31, 2008 was $3.8 million, or 0.8% of revenues, as compared with $2.8 million, or 0.6% of revenues, in 2007. The increase is due to the factors discussed above.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2007 increased $15.3 million, or 3.4%, from $448.7 million in 2006 to $464.0 million in 2007. Healthcare revenues in 2007 included $6.2 million of revenue growth resulting from new correctional healthcare services contracts added in 2007 and 2006. Correctional healthcare services contracts in place at December 31, 2005 and in continuing operations at December 31, 2008, experienced revenue growth of 5.3% consisting of an increase in revenue of $22.9 million during 2007 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $13.8 million as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 1. “Business — General.” As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated subsequent to January 1, 2002 have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2007 increased $15.3 million, or 3.6%, from $420.6 million, or 93.7% of revenues, in 2006 to $435.9 million, or 93.9% of revenues, in 2007. Included in healthcare expenses for the year ended December 31, 2007 and 2006 is approximately $0.3 million and $0.4 million, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2006 and 2007 through marketing activities accounted for $5.5 million of the increase. Correctional healthcare services contracts in place at December 31, 2005 and in continuing operations at December 31, 2008 accounted for $25.4 million of the increase as a result of increases in the levels of staff and staff compensation and increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $15.5 million as a result of the decrease in SPP pharmaceutical distribution revenue discussed above.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2007 increased $1.3 million from $25.0 million, or 5.6% of revenues, in 2006 to $26.3 million, or 5.7% of revenues, in 2007. Included in the selling, general and administrative expenses for the years ended December 31, 2007 and 2006 is approximately $2.9 million and $3.9 million, respectively, related to share-based compensation expense. The remaining increase in selling, general and administrative expenses in the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of increases in the Company’s infrastructure in areas such as clinical information technology applications, finance and operations.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.1 million for the year ended December 31, 2007 as compared to $5.3 million for the year ended December 31, 2006. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2007 and 2006 related to the legal costs of processing customer refunds and the costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. See Item 3. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
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
     Depreciation and amortization. Depreciation and amortization expense for each of the years ended December 31, 2007 and 2006 was $3.8 million and $4.0 million, respectively.
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
     Income tax benefit. The income tax benefit for the year ended December 31, 2007 was $1.5 million as compared with $3.9 million in 2006. See Note 15 to the Company’s consolidated financial statements for more information on the Company’s income tax benefit.
     Loss from continuing operations. The loss from continuing operations for the year ended December 31, 2007 was $2.6 million as compared with $7.4 million in 2006.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes for the year ended December 31, 2007 was $5.4 million, or 1.2% of revenues, as compared with $4.0 million, or 0.8% of revenues for the year ended

December 31, 2006. Income from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 7 to the Company’s consolidated financial statements for further discussion of SFAS No. 144.
     Net income (loss). Net income for the year ended December 31, 2007 was $2.8 million or 0.6% of revenues, as compared with a net loss of $3.4 million, or 0.8% of revenues, in 2006. The increase is due to the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $8.3 million at December 31, 2008 compared to negative working capital of $5.0 million at December 31, 2007. Days sales outstanding in accounts receivable were 31 at December 31, 2008 while accounts payable days outstanding at December 31, 2008 were 41 and medical claims liability days outstanding at December 31, 2008 were 81. Days sales outstanding in accounts receivable were 45 at December 31, 2007 while accounts payable days outstanding at December 31, 2007 were 39 and medical claims liability days outstanding at December 31, 2007 were 103.
     The Company had net income of $3.8 million for the year ended December 31, 2008 compared to $2.8 million for the year ended December 31, 2007. The Company had stockholders’ equity of $44.0 million at December 31, 2008 as compared to $39.7 million at December 31, 2007. The Company’s cash and cash equivalents increased to $24.9 million at December 31, 2008 from $9.0 million at December 31, 2007. The increase in cash and cash equivalents was primarily the result of an increase in cash flow provided by operating activities. The Company had no outstanding balance on its credit facility at December 31, 2008 compared to $7.5 million at December 31, 2007.
     Cash flows from operating activities represent net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense, impairment of goodwill and deferred income taxes. Cash flows provided by operating activities were $28.8 million for the year ended December 31, 2008 as compared with $9.5 million for the year ended December 31, 2007. The increase in cash flows from operating activities of $19.3 million was primarily due to a reduction of $21.7 million in accounts receivable in the year ended December 31, 2008 as compared with a reduction of $15.7 million in accounts receivable in the year ended December 31, 2007 combined with an increase of $4.3 million in accrued expenses in the year ended December 31, 2008 as compared with a reduction of $8.2 million in accrued expenses in the year ended December 31, 2007.
     Cash flows used in investing activities were $3.4 million for the year ended December 31, 2008 and represented purchases of property and equipment and management systems under development, which were financed through cash flows from operating activities. Cash flows provided by investing activities were $1.5 million for the year ended December 31, 2007 which consisted of $3.8 million of cash flows provided by the sale of certain SPP assets as discussed in Item 1. “Business - General” partially offset by $2.3 million of cash flows used to purchase property and equipment, which were financed through cash flow from operating activities.
     Cash flows used in financing activities during the year ended December 31, 2008 were $9.6 million which represent share repurchases of $2.4 million and $7.5 million in net payments on the line of credit, offset by the issuance of common stock under the Company’s employee stock purchase plan, excess tax benefits from share-based compensation arrangements and cash receipts resulting from option exercises. Cash flows used in financing activities during the year ended December 31, 2007 were $15.8 million which represent share repurchases of $13.7 million and $2.5 million in net payments on the line of credit, partially offset by the issuance of common stock under the Company’s employee stock purchase plan.
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
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. As of December 31, 2008, the Company has repurchased and retired a total of 246,900 common shares under the stock repurchase program at an aggregate cost of approximately $2.4 million.
     See Note 18 of the Company’s consolidated financial statements included in this annual report for further information.
     Credit Facility
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the

Company’s collateral base as determined under the Amended Credit Agreement reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2008, the Company had no borrowings outstanding under the Amended Credit Agreement and $23.0 million available for borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.1 million.
     Under the terms of the Amended Credit Agreement, the Company was required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $7.5 million until October 31, 2008. Thereafter, the Amended Credit Agreement does not require a Minimum Borrowing Balance.
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
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Amended Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished. The Amended Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. The mandatory lockbox agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Amended Credit Agreement, requires any outstanding borrowings under the Amended Credit Agreement to be classified as a current liability, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). The MAE clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The Amended Credit Agreement does not expire or have a maturity date within one year and any outstanding balances would only be classified as a current liability due to the mandatory lockbox agreement and the existence of a MAE clause in accordance with EITF 95-22. As discussed above, the Credit Agreement has a final expiration date of October 31, 2011.
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
     The Company was in compliance with the Amended Credit Agreement covenant requirements at December 31, 2008.
     Liquidity and Capital Resources Outlook
      The Company currently believes that cash flows from operating activities, its available cash, and its expected available credit under the Amended Credit Agreement will continue to enable it to meet its contractual obligations and capital expenditure requirements for the foreseeable future. The Company may, from time to time, consider acquisitions involving other companies or assets. Such acquisitions or other opportunities may require the Company to raise additional capital by expanding its existing credit facility and /or issuing debt or equity, as market conditions permit. If the Company is unable to obtain such additional capital on a timely basis, on favorable terms or at all, it could have inadequate capital to operate its business, meet its contractual obligations and capital expenditure requirements or fund potential acquisitions. Current market and economic conditions, including turmoil and uncertainty in the financial services industry and credit markets and a global recession that is expected to continue through the end of 2009, have caused credit markets to tighten and led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Should the credit markets not improve, the Company can make no assurances that it would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable.

     Contractual Obligations And Commercial Commitments
     The Company has certain contractual obligations as of December 31, 2008, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$1,167	$2,330	$2,316	$1,581
Workers compensation clams	2,985	2,193	967	118
Professional and general liability claims	8,165	10,512	3,061	295

Total	$12,317	$15,035	$6,344	$1,994

     The amounts included in the table above do not include future cash payments for interest. At December 31, 2008, the Company was contingently liable for $9.4 million of performance bonds. The performance bonds are collateralized by standby letters of credit totaling $3.3 million.
     Off-Balance Sheet Transactions
     As of December 31, 2008, the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit of $5.1 million ($3.3 million related to performance bonds and $1.8 million related to professional liability insurance policies) and the operating leases discussed above.
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
     SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 choosing not to elect the fair value option. The adoption had no impact on its financial position or results of operations.

     Business Combinations. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in interest rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Amended Credit Agreement in 2008. The Credit Agreement carries an interest rate based on the one-month LIBOR rate; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have would have had no material effect on interest expense paid under the Credit Agreement. Interest expense represents 0.1% and 0.4% of the Company’s revenues for the years ended December 31, 2008 and 2007, respectively. The Company has no debt outstanding at December 31, 2008.
Item 8. Financial Statements and Supplementary Data
     The Company’s Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, dated March 3, 2009, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
     As of December 31, 2008, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2008, has issued an attestation report on the Company’s internal control over financial reporting which is included on page 37.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of America Service Group Inc.
We have audited America Service Group Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America Service Group Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 3, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 3, 2009
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     For information regarding the Directors and Executive Officers of the Company, Audit Committee and Audit Committee Financial Experts of the Company, the heading “Corporate Governance,” “Information as to Directors, Nominees and Executive Officers” and the subsection “Section 16(a) Beneficial Reporting Compliance” under the heading “Additional Information” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on June 9, 2009 (the “Company’s 2009 Proxy Statement”) and the accompanying text are incorporated herein by reference.
     America Service Group Code Of Conduct & Ethics
     America Service Group has a Code of Conduct & Ethics that applies to all its employees, including senior executives and its Board of Directors. This ethics policy may be viewed on the Company’s web site at www.asgr.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Conduct & Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer by posting such information on its website.
Item 11. Executive Compensation
     The heading “Director and Executive Officer Compensation” in the Company’s 2009 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The headings “Security Ownership of Directors and Officers,” “Principal Stockholders” and the subsection “Equity Compensation Plan Information” under the heading “Director and Executive Officer Compensation” in the Company’s 2009 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The heading “Certain Related Person Transactions” and the subsection “Director Independence” under the heading “Information as to Directors, Nominees and Executive Officers” in the Company’s 2009 Proxy Statement and the accompanying text is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2009 Proxy Statement and the accompanying text is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a)	(1) Financial Statements
Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.
(2) Financial Statement Schedule
Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.
(3) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2009).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

4.2	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	Registration Rights Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.2	Amended and Restated Employment Agreement, dated as of September 15, 2008, between America Service Group Inc. and Richard Hallworth (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.3	Separation Agreement and General Release, dated as of September 15, 2008, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.4	Letter Agreement, dated as of November 7, 2008, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2008).*

10.5	Amended and Restated Employment Agreement, dated as of September 15, 2008, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.6	Employment Agreement, dated March 24, 1998, between Lawrence H. Pomeroy and America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2004).*

10.7	America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.8	America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 16, 2004, which Definitive Proxy Statement was filed on April 29, 2004).*

Exhibit	Description
10.9	Contract between Prison Health Services, Inc, and the New York City Department of Health and Mental Hygiene (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.10	Renewal, effective as of January 1, 2008, to an Agreement dated January 1, 2005, as amended, effective July 1, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.11	Amended and Restated Employee Stock Purchase Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.12	Summary of 2009 Director and Executive Officer Compensation.*

10.13	Form of New Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).*

10.14	Form of Director Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.15	Form of Employee Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.16	Form of Director Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.17	Form of Employee Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.18	Form of Employee Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.19	Form of Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007) (supersedes previous form filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 000-19673) filed with the Commission on March 14, 2005).*

10.20	Form of Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.21	Form of 2008 Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008).*

10.22	Form of 2008 Non-employee Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008).*

10.23	Contract between Prison Health Services, Inc. and the Commonwealth of Pennsylvania Department of Corrections (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2003).

10.24	Contract Modification Agreement No. 1 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.25	Contract Modification Agreement No. 2 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

Exhibit	Description
10.26	Contract Modification Agreement No. 3 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

10.27	Reserved.

10.28	Pharmacy Service Agreement, dated as of May 1, 2007, by and among Prison Health Service, Inc., Correctional Health Services, LLC and Maxor National Pharmacy Services Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).+

10.29	Second Amended and Restated Revolving Credit and Security Agreement dated February 22, 2008 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2008).

10.30	Amendment No. 1 to Second Amended and Restated Revolving Credit and Security Agreement dated February 22, 2008 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, EMSA limited partnership, a Florida limited partnership, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, and Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Finance LLC, a Delaware limited liability company, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2008).

10.31	Contract between Prison Health Services, Inc. and the State of Michigan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2009).

11.0	Computation of Per Share Earnings.**

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 17 to the consolidated financial statements in this report.

+	Indicates that portions of this agreement have been omitted and filed separately with the SEC in a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2009.

AMERICA SERVICE GROUP INC.
By:	/s/ RICHARD HALLWORTH
Richard Hallworth
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2009.

Signatures	Title

/s/ RICHARD HALLWORTH Richard Hallworth	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL W. TAYLOR Michael W. Taylor	Director, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ RICHARD D. WRIGHT Richard D. Wright	Director, Chairman

/s/ BURTON C. EINSPRUCH Burton C. Einspruch	Director

/s/ WILLIAM M. FENIMORE, JR. William M. Fenimore, Jr.	Director

/s/ JOHN W. GILDEA John W. Gildea	Director

/s/ WILLIAM E. HALE William E. Hale	Director

/s/ JOHN C. MCCAULEY John C. McCauley	Director

AMERICA SERVICE GROUP INC.
     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of America Service Group Inc.
We have audited the accompanying consolidated balance sheets of America Service Group Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule referenced at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for income tax contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 3, 2009

AMERICA SERVICE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$24,855	$8,969
Accounts receivable: healthcare and other, less allowances of $417, and $689, respectively	41,007	62,663
Inventories	2,933	2,999
Prepaid expenses and other current assets	12,987	10,727
Current deferred tax assets	5,333	5,442

Total current assets	87,115	90,800
Property and equipment, net	6,442	5,055
Goodwill, net	40,772	40,772
Contracts, net	2,217	3,911
Other intangibles, net	154	384
Other assets	5,183	9,182
Noncurrent deferred tax assets	—	816

Total assets	$141,883	$150,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,570	$20,264
Accrued medical claims liability	14,743	22,184
Accrued expenses	36,466	33,860
Deferred revenue	8,052	11,996
Revolving credit facility classified as current	—	7,500

Total current liabilities	78,831	95,804
Noncurrent portion of accrued expenses	17,146	15,466
Noncurrent deferred tax liabilities	1,860	—

Total liabilities	97,837	111,270

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2008 and 2007; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at December 31, 2008 and 2007; 9,260,708 and 9,316,014 shares issued and outstanding at December 31, 2008 and 2007, respectively	93	93
Additional paid-in capital	38,047	37,485
Retained earnings	5,906	2,072

Total stockholders’ equity	44,046	39,650

Total liabilities and stockholders’ equity	$141,883	$150,920

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Healthcare revenues	$497,744	$463,998	$448,725
Healthcare expenses	456,419	435,907	420,639

Gross margin	41,325	28,091	28,086
Selling, general, and administrative expenses	27,045	26,271	25,019
Corporate restructuring expenses	2,255	440	—
Audit Committee investigation and related expenses	226	108	5,307
Depreciation and amortization	3,822	3,788	4,038
Impairment of goodwill	—	—	3,041

Income (loss) from operations	7,977	(2,516)	(9,319)
Interest, net	722	1,587	1,932

Income (loss) from continuing operations before income tax provision (benefit)	7,255	(4,103)	(11,251)
Income tax provision (benefit)	3,215	(1,479)	(3,896)

Income (loss) from continuing operations	4,040	(2,624)	(7,355)
Income (loss) from discontinued operations, net of taxes	(206)	5,439	3,975

Net income (loss)	$3,834	$2,815	$(3,380)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.44	$(0.28)	$(0.70)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.58	0.38

Net income (loss)	$0.42	$0.30	$(0.32)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.44	$(0.28)	$(0.70)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.58	0.38

Net income (loss)	$0.42	$0.30	$(0.32)

Weighted average common shares outstanding:
Basic	9,144,102	9,394,729	10,511,395

Diluted	9,160,877	9,394,729	10,511,395

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(shown in 000’s except share amounts)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2005	10,761,526	$108	$53,759	$2,137	$56,004
Net loss	—	—	—	(3,380)	(3,380)

Total comprehensive income					(3,380)

Issuance of common stock under employee stock plan	29,805	—	398	—	398
Exercise of options and related tax benefits	171,592	2	1,515	—	1,517
Issuance of restricted shares	50,500	—	—	—	—
Share-based employee compensation expense	—	—	4,279	—	4,279
Repurchase and retirement of common stock	(963,836)	(10)	(12,354)	—	(12,364)

Balance at December 31, 2006	10,049,587	100	47,597	(1,243)	46,454
Impact of adoption of FIN 48	—	—	—	500	500

Opening balance at January 1, 2007 as adjusted	10,049,587	100	47,597	(743)	46,954
Net income	—	—	—	2,815	2,815

Total comprehensive income					2,815
Issuance of common stock under employee stock plan	28,897	—	377	—	377
Issuance of restricted shares	109,570	1	(1)	—	—
Forfeiture of restricted shares	(6,840)	—	—	—	—
Share-based employee compensation expense	—	—	3,158	—	3,158
Repurchase and retirement of common stock	(865,200)	(8)	(13,646)	—	(13,654)

Balance at December 31, 2007	9,316,014	93	37,485	2,072	39,650
Net income	—	—	—	3,834	3,834

Total comprehensive income					3,834
Issuance of common stock under employee stock plan	37,294	1	234	—	235
Exercise of options and related tax benefits	15,300	—	84	—	84
Issuance of restricted shares	148,000	1	(1)	—	—
Income tax deficiency from share-based employee compensation	—	—	(145)	—	(145)
Forfeiture of restricted shares	(9,000)	—	—	—	—
Share-based employee compensation expense	—	—	2,762	—	2,762
Repurchase and retirement of common stock	(246,900)	(2)	(2,372)	—	(2,374)

Balance at December 31, 2008	9,260,708	$93	$38,047	$5,906	$44,046

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$3,834	$2,815	$(3,380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,841	3,875	4,182
Loss on retirement of fixed assets	81	58	40
Impairment of goodwill	—	—	3,041
Finance cost amortization	40	116	111
Deferred income taxes	2,640	2,058	(1,155)
Share-based compensation expense	2,813	3,158	4,279
Excess tax benefits from share-based compensation expense	(51)	—	(462)
Changes in operating assets and liabilities, net of effect of sale of SPP assets:
Accounts receivable, net	21,656	15,687	18,767
Inventories	66	2,180	(524)
Prepaid expenses and other current assets	(2,260)	2,088	6,125
Other assets	3,958	785	2,390
Accounts payable	(694)	(6,545)	(9,214)
Accrued medical claims liability	(7,441)	(8,821)	(117)
Accrued expenses	4,286	(8,202)	(2,004)
Deferred revenue	(3,944)	256	3,207

Net cash provided by operating activities	28,825	9,508	25,286

Cash flows from investing activities
Proceeds from sale of SPP assets	—	3,811	—
Capital expenditures, net	(3,384)	(2,309)	(2,801)

Net cash provided by (used in) investing activities	(3,384)	1,502	(2,801)

Cash flows from financing activities
Net payments on line of credit facility	(7,500)	(2,500)	(2,500)
Restricted cash used to collateralize letters of credit	—	—	4,200
Excess tax benefits from share-based compensation expense	51	—	462
Share repurchases	(2,374)	(13,654)	(12,364)
Issuance of common stock	235	377	398
Exercise of stock options	33	—	1,055

Net cash used in financing activities	(9,555)	(15,777)	(8,749)

Net increase (decrease) in cash and cash equivalents	15,886	(4,767)	13,736
Cash and cash equivalents at beginning of year	8,969	13,736	—

Cash and cash equivalents at end of year	$24,855	$8,969	$13,736

Supplemental cash flow information
Cash paid for interest	$929	$1,771	$2,127

Cash paid for income taxes	$342	$157	$143

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
     On April 12, 2007, SPP and PHS, as guarantor, entered into an asset purchase agreement with Maxor National Pharmacy Services Corporation (“Maxor”) whereby SPP agreed to sell certain of its assets at net book value (the “Transaction”). The closing of the Transaction occurred on May 3, 2007, with an effective date as of April 30, 2007. The net book value of the assets included in the Transaction was approximately $3.8 million as of April 30, 2007, which consisted of approximately $1.9 million in inventory and approximately $2.0 million in fixed assets, offset by approximately $0.1 million of liabilities for accrued vacation assumed by Maxor. Additionally, as a condition to the closing of the Transaction, Maxor and PHS entered into a long-term pharmacy services agreement (the “Services Agreement”) pursuant to which Maxor became the provider of pharmaceuticals and medical supplies to PHS. The Services Agreement commenced effective May 1, 2007 and will remain in effect until October 31, 2014 (unless terminated earlier in accordance with the terms of the Services Agreement). During the term of the Services Agreement, PHS will utilize Maxor on an exclusive basis to provide pharmaceuticals and medical and surgical supplies to PHS, except in certain specified situations, including when a PHS client elects or requires PHS to utilize another pharmacy services provider.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, which could be material to the Company’s financial condition and results of operations. Some of the more significant areas requiring estimates in the financial statements include the Company’s estimate of refunds due to customers as a result of the investigation performed by the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) into certain matters related to the Company’s subsidiary, Secure Pharmacy Plus, LLC (“SPP”), accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, estimated amortizable life of contract intangibles, reductions in revenue for contractual allowances, allowance for doubtful accounts, legal contingencies, employee health, workers’ compensation and professional and general liability claims for which the Company is substantially self-insured and share-based compensation. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
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
     Generally, the Company’s contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically, under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site expenses or pharmaceutical costs. For contracts which include such provisions, the Company recognizes the additional revenues due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006.

	Percentage of Revenue from Continuing Operations
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Contract Category
Fixed Fee	15.4%	15.0%	16.4%
Population Based	58.5%	58.2%	56.0%
Cost Plus a Fee	26.1%	26.1%	23.8%
Pharmacy Revenue*	—	0.7%	3.8%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor.

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
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2008, 2007 and 2006, the Company recorded decreases of approximately $0.7 million, $6.1 million and $0.6 million, respectively, to its prior year claims liabilities as a result of revisions to its estimated claims expense. The impact to net income and earnings per share of these reductions to the Company’s claims reserves and associated expense is dependent upon whether any of the associated customer contracts contained provisions limiting risk of off-site costs. For 2007, the overall decrease in claims liabilities is net of an increase to the claims liabilities associated with two former full risk contracts resulting in a negative impact to the Company’s net income (loss) and basic and diluted net income (loss) per common share of $0.7 million and $0.07 per common share, respectively. The reductions to claims reserves in 2008 and 2006 did not result in a significant impact to the Company’s net income (loss) or basic and diluted net income (loss) per common share as the changes occurred primarily in connection with contracts which contained provisions limiting risk of off-site costs and, as a result, these changes were off-set by corresponding reductions to revenue.
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

     Based on the results of its annual review at December 31, 2008, management has determined that goodwill is not impaired. Future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. For periods prior to March 1, 2008, the estimated useful life of the Company’s contract intangible related to the CHS acquisition, was 20 years. Effective March 1, 2008, the Company revised the estimated useful life of the contract intangible from 20 years to 16.67 years. The revision of the estimated useful life impacts contract intangibles with a gross value of $4.0 million and will result in an increase to amortization expense of approximately $80,000 per year. The increase in amortization expense for year ended December 31, 2008 was approximately $66,000. Contract amortization expense totaled approximately $1.7 million, $1.6 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006.
     Other intangibles are comprised primarily of non-compete agreements. Amortization of non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $0.2 million for each of the three years ended December 31, 2008, 2007 and 2006.
Other Assets
     Other assets at December 31, 2008 and 2007 include cash deposits totaling approximately $3.3 million and $6.4 million, respectively, which are held by the Company’s professional liability insurer and workers compensation insurer and are not expected to be utilized within the next year. In addition to cash deposits recorded within other assets, the Company has recorded cash deposits for professional liability claims losses totaling $6.1 million and $4.5 million at December 31, 2008 and 2007, respectively, within prepaid expenses and other current assets, which are expected to be utilized within a year. Under the terms of the Company’s professional liability insurance policies for 2002 through 2006 and 2008, this cash will be used by the insurer to pay any professional liability claims made against the Company during those years. Based on evaluation of outstanding claims, management estimates the amount of cash deposits that will be utilized by the insurer to pay losses within a year.
     Also included in other assets at December 31, 2008 and 2007 are deferred financing costs associated with the Company’s credit facility (see Note 14). Such costs are being amortized over the life of the credit facility and are included in interest expense on the accompanying consolidated statements of operations. Amortization expense associated with deferred financing costs was approximately $40,000, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2008, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at December 31, 2008, there is no accrued interest and penalties included in income tax expense for the year ended December 31, 2008.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, open tax years related to certain state and local jurisdictions remain subject to examination.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 and 2008 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 through 2006 and 2008, the Company is covered by separate policies each of which contains a premium that is retroactively adjusted, with adjustment based on actual losses. The Company’s ultimate premium for its 2002 through 2006 and 2008 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims-made policies subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
     Given the fact that many claims are not brought during the year of occurrence, in addition to its reserves for known claims, the Company maintains a reserve for incurred but not reported claims. The reserve for incurred but not reported claims is recorded on an undiscounted basis. The Company’s estimates of this reserve are supported by various analyses, including an actuarial analysis, which are performed on a quarterly basis.

     At December 31, 2008, the Company’s reserves for both known and incurred but not reported claims totaled $22.0 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2008, 2007 and 2006, the Company recorded increases of approximately $6.3 million, $10.5 million and $4.2 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. The Company’s net income (loss) and basic and diluted net income (loss) per common share were negatively impacted as a result of this adverse development by amounts totaling $3.7 million and $0.41 per common share, respectively, for the year ended December 31, 2008, $6.2 million and $0.66 per common share, respectively, for the year ended December 31, 2007 and $2.5 million and $0.24 per common share, respectively, for the year ended December 31, 2006. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
Other Self-funded Insurance Reserves
     As of December 31, 2008, the Company has approximately $7.5 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.3 million of this amount is related to workers’ compensation claims, of which approximately $3.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop-loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2008, 2007 and 2006, the Company recorded a decrease of approximately $0.9 million, and increases of approximately $1.0 million and $0.2 million, respectively, to its prior year other self-insurance reserves as a result of revisions to its estimated claims experience. The Company’s net income and basic and diluted net income per common share were positively impacted as a result of revisions to its estimated experience by amounts totaling $0.5 million and $0.06 per common share, for the year ended December 31, 2008. The Company’s net income (loss) and basic and diluted net income (loss) per common share were negatively impacted as a result of revisions to its estimated experience by amounts totaling $0.6 million and $0.06 per common share, respectively, for the year ended December 31, 2007 and $0.1 million and $0.01 per common share, respectively, for the year ended December 31, 2006.
Comprehensive Income (Loss)
     Comprehensive income (loss) encompasses all changes in stockholders’ equity (except those arising from transactions with owners) and includes net income (loss), unrealized gains or losses on derivatives that qualify as hedges, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company’s comprehensive income (loss) is presented in the accompanying consolidated statements of changes in stockholders’ equity. The Company had no elements of comprehensive income (loss) apart from net income (loss) during any of the years presented.
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

Credit and Other Concentration Risks
     The Company’s credit risks relate primarily to cash and cash equivalents, accounts receivable and deposits on professional liability and other insurance programs. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The Company’s accounts receivable represent amounts due primarily from governmental agencies. Accounts receivable due from the City of Philadelphia and the Virginia Department of Corrections represents approximately 19% and 16% of accounts receivable, less allowances, at December 31, 2008, respectively. Deposits on professional liability and other insurance programs represent amounts paid by the Company that are subject to future refund from the insurance company which provides the coverage. Currently, these balances are carried by various regulated subsidiaries of American International Group for workers compensation and professional liability. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable. Additionally, if the financial position and/or liquidity of one of these third party insurance carriers were to become impaired such that the third party insurer was unable to pay claims or meet its contractual obligations to the Company, the Company could lose all or a portion of its prepaid premiums to such carrier and/or lose the benefit of the coverage the Company has paid for, the occurrence of which could have a material adverse effect on the Company’s financial position and its results of operations.
     Substantially all of the Company’s revenue for the year ended December 31, 2008 relates to amounts earned under contracts with state and local governments.
     Approximately 16% of the Company’s workforce is represented by labor unions.
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
     SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 choosing not to elect the fair value option. The adoption had no impact on its financial position or results of operations.
     Business Combinations. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial position or results of operations.

3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2008, the Company has paid all of the accrued funds for this matter plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts refunded could differ from the Company’s estimates; however, actual refund amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers.
     For the years ended December 31, 2008, 2007 and 2006, the Company has recorded $0.2 million, $0.1 million and $5.3 million, respectively, of Audit Committee investigation and related costs associated with the investigation described above.
4. Restructuring Charge
     On September 15, 2008, the Company entered into a separation agreement and general release with Michael Catalano which was subsequently modified on November 7, 2008 (the “Separation Agreement”). Under the terms of the Separation Agreement, Michael Catalano resigned his position as Chief Executive Officer of the Company effective December 30, 2008. The Separation Agreement also provided for Mr. Catalano’s resignation from the Company and from its Board of Directors effective January 1, 2009, the termination of Mr. Catalano’s previously existing employment agreement and the release of claims by each of Mr. Catalano and the Company against each other. Additionally, in connection with the restructuring, the Company elected to its Board of Directors and amended the employment agreements of Richard Hallworth, the newly appointed President and Chief Executive Officer, and Michael W. Taylor, its current Executive Vice President, Chief Financial Officer and Treasurer. The Company incurred a charge related to the Separation Agreement of approximately $2.3 million, comprised of $1.5 million in compensation and benefits, a $0.7 million non-cash charge related to the accelerated vesting of remaining unvested stock options and restricted shares and the modification of the time period in which to exercise stock options and $0.1 million in legal and consulting fees. The non-cash charge related to the stock based compensation is included in additional paid in capital in the Company’s consolidated balance sheet.
     Corporate restructuring expenses were $0.4 million for the year ended December 31, 2007, which related to the elimination of certain administrative and operational positions as part of a Company-wide cost reduction process implemented in the third and fourth quarters of 2007.
5. Impairment of Goodwill
     As part of the December 31, 2006 annual impairment analysis performed by the Company as required by SFAS No. 142, the Company recorded a non-cash impairment charge related to its pharmaceutical distribution services segment, SPP, of $3.0 million to write off the carrying value of SPP’s goodwill. The impairment charge was primarily attributable to a decrease in the segment’s estimated fair value resulting from a decline in volume occurring primarily in the fourth quarter of 2006 and from an indication of value of this segment based on a proposed independent third party transaction. The estimated fair value of the operating segment was determined based upon consideration of various valuation methodologies, including multiples of current earnings and projected future cash flows discounted at rates commensurate with the risk involved.
6. Reserve for Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying potential loss contracts and developing a loss contract reserve for succeeding periods if any loss contracts are identified. The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as the Company’s ability to terminate the contracts, future contractual revenue, projected future healthcare and maintenance costs, projected future stop-loss insurance recoveries and each contract’s specific terms related to future revenue increases as compared to increased healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and management’s estimate of future cost increases. These estimates are subject to the same adverse fluctuations and future claims experience as previously noted.
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
     There are no loss contracts identified as of December 31, 2008 and 2007.
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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Healthcare revenues	$7,345	$92,407	$201,034
Healthcare expenses	7,674	83,139	194,314

Gross margin	(329)	9,268	6,720
Depreciation and amortization	19	87	144
Interest, net	—	—	16

Income (loss) from discontinued operations before income tax provision (benefit)	(348)	9,181	6,560
Income tax provision (benefit)	(142)	3,742	2,585

Income (loss) from discontinued operations, net of taxes	$(206)	$5,439	$3,975

8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	December 31,
	2008	2007
Billed accounts receivable	$16,064	$36,199
Unbilled accounts receivable	24,126	28,439
Other accounts receivable	2,923	1,254

	43,113	65,892
Less: Allowances	(417)	(689)

	42,696	65,203
Less: Receivables reclassified as noncurrent	(1,689)	(2,540)

	$41,007	$62,663

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
     As discussed more fully in Note 21, at December 31, 2008, PHS had approximately $1.4 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”) whose contract terminated prior to January 1, 2006. Approximately $0.7 million of these receivables relate to billings for costs incurred by the Company for offsite medical services and pharmacy costs which are in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represent interest accrued on the past due balances under the terms of the contract. The Company has recorded reserves totaling approximately $0.7 million related to these receivables. The parties are in the process of formalizing the terms of a settlement agreement (the “Settlement Agreement”). Upon execution of the Settlement Agreement, the Company expects that the net receivable balances will be collected. These receivables are classified as current assets in the Company’s consolidated balance sheet.
     As discussed more fully in Note 21, PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the two lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount. These receivables are classified as other noncurrent assets in the Company’s consolidated balance sheet. (see Note 11)
     As stated in each of the cases above, the Company believes the recorded amounts represent valid receivables which are contractually due from clients, and other than the recorded reserves, expects full collection. However, due to the factors discussed above, there is a heightened risk of uncollectibility of these receivables which may result in future losses in excess of such reserves. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matters discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
     The Company was involved in a dispute with a former client whose contract term ended on October 31, 2007, where the client withheld approximately $2.2 million from payments of receivables due the Company. The Company had recorded approximately $1.5 million of contractual allowances which it estimated as the amount potentially due to the client related to staffing penalties under the contract. The Company challenged the former client’s ability to assess staffing penalties under the initial term of the contract and the method of calculating the assessment. The remaining $0.7 million of the withheld amount due from this former client was primarily related to liquidated damages assessed by the former client. The Company challenged this amount withheld for liquidated damages as well as the process by which the damages were estimated by the former client. The contract with the former client set forth specific items for which damages could be assessed and maximum damage amounts that can be assessed for each item. The former client’s assessment of damages did not relate to items for which damages could be assessed under the terms of the contract nor did it provide a calculation of the method used to estimate the damages for the alleged deficiencies. During the fourth quarter of 2008, the Company and the former client entered into a settlement agreement under the terms of which the outstanding receivables were satisfied with no material impact to the Company.
     The Company was involved in a dispute with a current client over billed receivables totaling approximately $1.0 million, net of reserves. These receivables were invoiced to the client in the second quarter of 2006 and represent amounts paid under a settlement between the Company and a local healthcare provider. Under the terms of the contract between the Company and this client, the Company is allowed to bill the client for costs incurred such as those described above. During the second quarter of 2008, the Company and the client reached a settlement agreement under the terms of which the client paid the Company $1.0 million.
9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2008	2007
Prepaid insurance	$6,079	$5,637
Prepaid cash deposits for professional liability claims losses	6,130	4,500
Prepaid performance bonds	110	114
Prepaid other	668	476

	$12,987	$10,727

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	December 31,		Estimated
	2008	2007	Useful Lives
Leasehold improvements	$91	$96	5 years
Equipment and furniture	8,342	9,319	5 years
Computer software	3,805	3,075	3-5 years
Medical equipment	1,101	1,047	5 years
Automobiles	66	70	5 years
Management information systems under development	712	37	—

	14,117	13,644
Less: Accumulated depreciation	(7,675)	(8,589)

	$6,442	$5,055

     At December 31, 2008 and 2007, the net book value of computer software, exclusive of management systems under development at each date, was $1.5 million and $2.2 million, respectively. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1.9 million, $2.0 million and $2.3 million, respectively.
11. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2008	2007
Deferred financing costs	$384	$334
Less: Accumulated amortization	(281)	(241)

	103	93
Excess deposits for professional liability claims	—	2,160
Prepaid insurance	3,277	4,273
Long-term receivables	1,689	2,540
Other refundable deposits	114	116

	$5,183	$9,182

12. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	December 31,
	2008	2007
Contracts:
Gross value	$4,670	$15,870
Less: Accumulated amortization	(2,453)	(11,959)

	$2,217	$3,911

Non-compete agreements:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(2,246)	(2,016)

	$154	$384

     Estimated aggregate amortization expense related to the above intangibles for the five years subsequent to December 31, 2008 are approximately $0.4 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million, respectively.
13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Salaries and employee benefits	$20,013	$16,940
Professional liability claims	22,033	19,693
Accrued workers’ compensation claims	6,263	7,022
Other	5,303	5,671

	53,612	49,326
Less: Noncurrent portion of professional liability and workers’ compensation claims	(17,146)	(15,466)

	$36,466	$33,860

14. Banking Arrangements
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base as determined under the Amended Credit Agreement reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2008, the Company had no borrowings outstanding under the Amended Credit Agreement and $23.0 million available for borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.1 million.
     Under the terms of the Amended Credit Agreement, the Company was required to maintain a minimum outstanding borrowings balance (the “Minimum Borrowing Balance”) of $7.5 million until October 31, 2008. Thereafter, the Amended Credit Agreement does not require a Minimum Borrowing Balance.
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
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Amended Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished. The Amended Credit Agreement requires a lockbox agreement which provides for all receipts to be swept daily to reduce borrowings outstanding. The mandatory lockbox agreement, combined with the existence of a Material Adverse Effect (“MAE”) clause in the Amended Credit Agreement, requires any outstanding borrowings under the Amended Credit Agreement to be classified as a current liability, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). The MAE clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The Amended Credit Agreement does not expire or have a maturity date within one year and any outstanding balances would only be classified as a current liability due to the mandatory lockbox agreement and the existence of a MAE clause in accordance with EITF 95-22. As discussed above, the Credit Agreement has a final expiration date of October 31, 2011.
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
     The Company was in compliance with the Amended Credit Agreement covenant requirements at December 31, 2008.
15. Income Taxes
     Significant components of the income tax expense (benefit), related to continuing operations, included in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current income taxes:
Federal	$118	$130	$(149)
State	102	51	(8)

	220	181	(157)

Deferred income taxes:
Federal	2,587	(1,411)	(3,050)
State	408	(249)	(689)

	2,995	(1,660)	(3,739)

Income tax expense (benefit)	$3,215	$(1,479)	$(3,896)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets/(liabilities):
Accrued vacation	$883	$925
Bad debt allowance	170	281
Prepaid insurance	(993)	(1,179)
Self insurance reserves	1,961	1,684
Net operating loss carryforwards	2,656	3,677
Other	656	54

Net current deferred tax asset	5,333	5,442

Self insurance reserves	2,435	3,115
Depreciation	(1,209)	(577)
Amortization	(6,867)	(6,269)
Share-based compensation	3,419	2,735
Other	—	286
Net operating loss carryforwards	576	1,755

Net noncurrent deferred tax asset (liability) before valuation allowance	(1,646)	1,045
Valuation allowance	(214)	(229)

Net noncurrent deferred tax asset (liability)	(1,860)	816

Net deferred tax asset	$3,473	$6,258

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical financial results, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At each of the years ended December 31, 2008, 2007 and 2006, the Company’s valuation allowance of approximately $0.2 million, represents management’s estimate of state net operating loss carryforwards which will expire unused.
     At December 31, 2008, the Company has federal and state net operating loss carryforwards of $4.8 million and $27.0 million, respectively, which expire at various dates through 2023. Included in current deferred tax assets at December 31, 2008 are federal and state net operating loss carryforwards that management estimates will be utilized in 2009.
     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income from continuing operations, is as follows:

	Year Ended December 31,
	2008	2007	2006

Federal tax	35.0%	(35.0)%	(35.0)%
State income taxes	5.8	(5.8)	(5.8)
Permanent differences	3.5	5.8	2.7
Revision of prior year tax estimates	0.1	(2.0)	4.3
Other	0.1	(0.3)	—
Change in valuation allowance	(0.2)	1.3	(0.8)

Effective rate	44.3%	(36.0)%	(34.6)%

     At December 31, 2006, the Company had tax contingency reserves totaling approximately $0.5 million, which are included in accrued expenses on the accompanying 2006 consolidated balance sheet. Upon implementation of FIN 48, the tax contingency reserve was reduced by $0.5 million and retained earnings was increased by a corresponding amount. The Company has no material unrecognized tax benefits or any known material tax contingencies at December 31, 2008 or 2007. Tax returns filed with the IRS for years 2005 through 2008 along with tax returns filed with numerous state and local governmental entities remain subject to examination.
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
     In addition to the $0.7 million of stock based compensation expense incurred in September 2008 and discussed above in Note 4, for the year ended December 31, 2008, the Company recognized total share-based compensation cost of $2.1 million, which consisted of $0.1 million classified in healthcare expenses and $2.0 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2007, the Company recognized total share-based compensation cost of $3.2 million, which consisted of $0.3 million classified in healthcare expenses and $2.9 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2008 and 2007, the Company also recognized a total income tax benefit in the consolidated statements of operations for share-based compensation arrangements of $0.8 million and $1.2 million, respectively. The Company did not capitalize any share-based compensation cost during the years ended December 31, 2008 and 2007.
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
     At December 31, 2008, there were 100,792 shares available for future grants under the above plans in the form of stock options or restricted share awards.
     As of December 31, 2008, there were $0.5 million of total unrecognized compensation costs related to nonvested stock options granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.68 years.

     For the years ended December 31, 2008 and 2006, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility of the Company’s stock. The Company estimated the expected term of stock options using historical exercise and employee termination experience. There were no options granted during the year ended December 31, 2007. The following table shows the weighted average assumptions used to develop the fair value estimates:

	Year Ended December 31,
	2008	2006
Weighted average grant date fair value of options	$4.45	$8.16

Assumptions:
Volatility	0.52	0.64
Interest rate	2.92%	5.03%
Expected life (years)	4.18	4.66
Dividend yields	0.00%	0.00%
     A summary of option activity and changes during the year ended December 31, 2008 is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands) (1)
Outstanding, December 31, 2007	1,193,951	$17.19
Granted	75,000	10.01
Exercised	(15,300)	2.14
Canceled	(76,640)	12.12

Outstanding, December 31, 2008	1,177,011	$17.26	5.60	$194

Exercisable, December 31, 2008	1,032,505	$17.98	5.18	$142

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.
     The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2008 and 2006 was $0.1 million and $1.3 million, respectively. There were no options exercised during the year ended December 31, 2007.
     Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2008 was $33,000. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $51,000 for the year ended December 31, 2008.
     For the years ended December 31, 2008 and 2007, the Company recognized share-based compensation cost related to stock options of $1.1 million and $2.6 million, respectively, which consisted of $0.1 million and $0.3 million classified in healthcare expenses, respectively, and $1.0 million and $2.3 million classified in selling, general and administrative expenses, respectively, in the accompanying consolidated statements of operations.
Restricted Stock
     As part of the approved Board compensation program, each new Director (as defined by the Amended Plan) upon election to the Board, receives 10,000 restricted shares of the Company’s common stock issued pursuant to the Amended Plan. Additionally, each non-employee director receives 3,000 restricted shares of the Company’s common stock on an annual basis. Effective August 1, 2008, each non-employee director received 3,000 restricted shares of the Company’s common stock, which was an aggregate grant to non-employee directors of 18,000 shares. Each new Director and each non-employee director shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the director’s right to such shares is forfeited. The shares granted to each new Director upon election to the Board of Directors become nonforfeitable in equal annual installments over four years beginning on the first anniversary of the date of grant. The shares granted annually to each non-employee director become nonforfeitable in equal annual installments over three years beginning on the first anniversary of the date of grant. The restricted shares are valued at the market value of the Company’s common stock on the date of grant and are recognized as compensation expense over the restricted stock’s vesting period.

     Effective August 1, 2008, the Incentive Stock and Compensation Committee of the Board, approved, upon unanimous consent, to award eligible employees restricted shares of the Company’s common stock issued pursuant to the Amended Plan totaling 130,000 shares. Each employee shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the employee’s right to such shares is forfeited.
     As of December 31, 2008, there were $2.0 million of total unrecognized compensation costs related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.60 years.
     A summary of the nonvested shares of restricted stock and activity during the year ended December 31, 2008 is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested, December 31, 2007	141,230	$15.44
Granted	148,000	10.47
Vested	(56,340)	13.71
Forfeited	(1,500)	16.28

Nonvested, December 31, 2008	231,390	$12.68

     For the years ended December 31, 2008, 2007 and 2006, the Company recognized share-based compensation cost related to restricted stock of $0.9 million, $0.5 million and $0.1 million, respectively, which was classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
     At December 31, 2008, there were 320,126 shares available for future employee purchases under the above plan.
          The Company records compensation expense for the Employee Stock Purchase Plan based on the fair value of the employees’ purchase rights, which is estimated using a Black-Scholes option pricing model. The following table shows the weighted average assumptions used to develop the fair value estimates for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007
Weighted average grant date fair value	$3.01	$5.23

Assumptions:
Volatility	0.64	0.35
Interest rate	2.05%	5.05%
Expected life (years)	0.50	0.50
Dividend yields	0.00%	0.00%
     Employees purchased 37,294 shares and 28,897 shares in 2008 and 2007, respectively. For each of the years ended December 31, 2008 and 2007, the Company recognized share-based compensation cost related to the Employee Stock Purchase Plan in selling, general and administrative expenses totaling approximately $0.1 million.

17. Net Income (Loss) Per Share
     Net income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company’s other dilutive securities outstanding consist of options to purchase shares of the Company’s common stock and restricted shares. The table below sets forth the computation of basic and diluted net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”), for the three years in the period ended December 31, 2008 (in thousands, except share and per share amounts).

	Year Ended December 31,
	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$4,040	$(2,624)	$(7,355)
Income (loss) from discontinued operations, net of taxes	(206)	5,439	3,975

Net income (loss)	$3,834	$2,815	$(3,380)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	9,144,102	9,394,729	10,511,395
Effect of dilutive securities:
Employee stock options and restricted shares	16,775	—	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,160,877	9,394,729	10,511,395

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.44	$(0.28)	$(0.70)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.58	0.38

Net income (loss)	$0.42	$0.30	$(0.32)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.44	$(0.28)	$(0.70)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.58	0.38

Net income (loss)	$0.42	$0.30	$(0.32)

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Year Ended December 31,
	2008	2007	2006
Options excluded from computation of diluted net income (loss) per share as effect would be anti-dilutive	1,114,348	1,193,951	1,363,507

Weighted average exercise price of excluded options	$17.72	$17.19	$17.47

Restricted shares excluded from computation of diluted net income (loss) per share as effect would be anti-dilutive	154,328	141,230	54,500

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
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the year ended December 31, 2008, the Company repurchased and retired a total of 246,900 common shares at an aggregate cost of approximately $2.4 million.
19. Other Employee Benefit Plan
     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed 60 days of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2008, 2007 or 2006.
20. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims. Amounts accrued were $22.0 million and $19.7 million at December 31, 2008 and 2007, respectively, and are included in accrued expenses and non-current portion of accrued expenses on the consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. In 2008, 2007 and 2006, the Company recorded increases of approximately $6.3 million, $10.5 million and $4.2 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. The Company’s net income (loss) and basic and diluted net income (loss) per common share were negatively impacted as a result of this adverse development by amounts totaling $3.7 million and $0.41 per common share, respectively, for the year ended December 31, 2008, $6.2 million and $0.66 per common share, respectively, for the year ended December 31, 2007 and $2.5 million and $0.24 per common share, respectively, for the year ended December 31, 2006. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity. Given the inherent degree of variability in any such estimates, the reserves reported at December 31, 2008 represent management’s best estimate of the amounts necessary to discharge the Company’s self insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s results of operations in the period in which the reserve for any adverse development is recorded.
21. Commitments and Contingencies
Operating Leases
     The Company leases office space and equipment under certain noncancelable operating leases.
     Future minimum annual lease payments at December 31, 2008 are as follows (in thousands):

Year Ending December 31:
2009	$1,167
2010	1,206
2011	1,124
2012	1,139
2013	1,177
Thereafter	1,581

$7,394

     Rental expense under operating leases was $2.3 million, $2.6 million and $2.9 million for the years ended December 31 2008, 2007 and 2006, respectively.

Catastrophic Limits
     Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for specific disease diagnoses illnesses. Certain of the Company’s contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, specific disease diagnoses illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For certain of its contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $375,000 per inmate up to an annual and a lifetime cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lessor of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
Litigation and Claims
     Lysager Professional Liability Suit. On November 22, 2008, PHS received an adverse jury verdict in the Sixth Judicial District in and for the County of Bannock, Idaho relating to a complaint filed on December 30, 2004 by Jamie Justice Amos Lysager and Taylor Lysager regarding medical care provided to the plaintiff while plaintiff was incarcerated at the Pocatello Women’s Correctional Center in Bannock County, Idaho in February 2004. The complaint alleged negligence, deliberate indifference and intentional infliction of emotional distress by PHS in providing medical care to plaintiff, then almost 33 weeks pregnant, associated with the premature delivery of plaintiff’s son and sought general and special damages and reimbursement for costs and attorneys fees incurred by plaintiff in connection with the litigation. The complaint also sought punitive damages alleging that the actions of PHS’ named defendant employees met the minimum statutory standard for jury consideration of the imposition of punitive damages against PHS, their employer. A jury trial commenced October 28, 2008 and ended, November 21, 2008. The verdict was received on November 22, 2008 and consisted of compensatory damages of $0.1 million and punitive damages of $0.3 million awarded to plaintiff, and compensatory damages of $1.3 million and punitive damages of $2.0 million awarded to plaintiff’s son, resulting in an aggregate award of $3.6 million. Additionally, the plaintiffs’ post-judgment, pre-appeal motions seek the imposition of costs and attorneys fees totaling an estimated amount of $2.4 million based on contingency fee calculations. Post-trial motions were heard on January 29, 2009, whereby PHS challenged the appropriateness and amounts of the verdict awarded to the plaintiffs and vigorously opposed plaintiff’s request for attorney fees on grounds of lack of entitlement and method of calculation. At this time the trial court has not issued a ruling on post-trial motions. PHS has filed an appeal to the Idaho Supreme Court seeking a reversal of the adverse verdict and judgment described above, as it believes there were several reversible errors made by the trial court. The Company believes that its appeal has merit and believes certain aspects of the appeal will ultimately result in a reduction of the award or a remand to a new trial on some or all of the claims. The Company believes that the possible loss associated with this litigation ranges from $1.5 million to $6.0 million. The Company has recorded reserves equal to the $3.6 million verdict award discussed above. In the event that the trial court grants plaintiffs’ requests for attorney fees, such event could have a material adverse effect on the Company and its financial position in the period in which the event occurs.
     Albert Einstein Healthcare Network v. The City of Philadelphia and Prison Health Services, Inc. On August 1, 2005, plaintiff, Albert Einstein Healthcare Network, filed suit against the City of Philadelphia (the “City”) and PHS in the Court of Common Pleas, Philadelphia County, seeking damages in the amount of $1.7 million (plus interest) and punitive damages in the amount of $0.5 million. Plaintiff alleged that it rendered medical and/or surgical services to prisoners/arrestees for which the defendants were obligated to pay pursuant to an implied contract resulting from an extended course of dealing. Plaintiff alleged that defendants have failed to pay for such services. Plaintiff has further alleged that PHS, in acting as the City’s third party administrator, fraudulently withheld payment for such services from plaintiff. On December 27, 2005, the Court dismissed plaintiff’s punitive damages claim. The City and the plaintiff then entered into a formal settlement of the claims which involved the City paying an undisclosed, compromised amount to the plaintiff in satisfaction of all outstanding fees for services rendered. On March 26, 2007, after being advised of said settlement, the Court entered an order marking this action as “Discontinued” on the Court’s docket. This Order effectively ended the suit against PHS and the City, with prejudice.
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

Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has indicated that he will appeal the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of December 31, 2008, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2008, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.4 million dollars owed to PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.7 million of these receivables relate to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represent interest accrued on the past due balances under the terms of the Agreement. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleges that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleges (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. On February 19, 2009, the parties agreed to settle all claims and counterclaims in dispute. As a result of the settlement, the court entered an order on February 24, 2009 dismissing the lawsuit with prejudice. The parties are in the process of formalizing the terms of the settlement through a written agreement (the “Settlement Agreement”). Upon execution of the Settlement Agreement and payment of the settlement amount, the Company will consider this matter closed.
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
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals in favor of the Company becoming final.
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
     Finally, as of December 31, 2008, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer, at that time, and Chief

Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer, at that time, and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the parties completed the briefs on the motion in May 2007. This motion, therefore, is currently pending before the presiding judge.
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
Other Matters
     The Company’s business ordinarily results in actions for negligence and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at December 31, 2008 and 2007. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide a performance bond. At December 31, 2008, the Company had outstanding performance bonds totaling $9.4 million. The performance bonds are renewed on an annual basis. The Company has letters of credit in the amount of $3.3 million at December 31, 2008 that collateralize these performance bonds, reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.

23. Major Customers
     The following is a summary of revenues from major customers, as compared to total revenues from both continuing and discontinued operations combined (in thousands):

	Year Ended December 31,
	2008		2007		2006
	Revenue	Percent	Revenue	Percent	Revenue	Percent
New York City Department of Health and Mental Hygiene	$116,777	23.1%	$109,268	19.6%	$106,663	16.4%
Commonwealth of Pennsylvania, Department of Corrections	78,069	15.5	74,819	13.4	68,530	10.5
24. Segment Data
     On May 3, 2007, SPP, closed on the sale, at net book value, of certain of its assets, to Maxor, effective April 30, 2007. For more information on the sale of SPP assets, see Note 1.
     As of May 1, 2007, the Company has one reportable segment: correctional healthcare services. Prior to the sale of SPP assets described above, the Company also had a reportable segment for pharmaceutical distribution services. The correctional healthcare services segment contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The pharmaceutical distribution services segment, prior to May 1, 2007, contracted with federal, state and local governments and certain private entities to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. The accounting policies of the segments were the same as those described in Note 2. The Company evaluated segment performance based on each segment’s gross margin without allocation of corporate selling, general and administrative expenses, interest expense or income tax provision (benefit).
     The following table presents the summary financial information related to each segment that is used by the Company’s chief operating decision maker (in thousands):

			Elimination
	Correctional	Pharmaceutical	of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Year ended December 31, 2007:
Healthcare revenues	$460,588	$18,979	$(15,569)	$463,998
Healthcare expenses	432,140	19,336	(15,569)	435,907

Gross margin	$28,448	$(357)	$—	$28,091

Depreciation and amortization expense	$3,544	$244	$—	$3,788

Year ended December 31, 2006:
Healthcare revenues	$431,553	$80,784	$(63,612)	$448,725
Healthcare expenses	401,342	82,909	(63,612)	420,639

Gross margin	$30,211	$(2,125)	$—	$28,086

Depreciation and amortization expense	$3,287	$751	$—	$4,038

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
          The following table is a summary of the Company’s unaudited quarterly statements of operations data for 2008 and 2007 (in thousands except per share data). Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$124,651	$124,237	$128,008	$120,848
Gross margin	9,398	10,220	11,795	9,912
Income from continuing operations	948	1,359	403	1,330
Income (loss) from discontinued operations, net of taxes	34	(8)	(55)	(177)
Net income	982	1,351	348	1,153

Net income (loss) per common share — basic:
Income from continuing operations	0.10	0.15	0.04	0.15
Income (loss) from discontinued operations, net of taxes	0.01	—	—	(0.02)
Net income	0.11	0.15	0.04	0.13

Net income (loss) per common share — diluted:
Income from continuing operations	0.10	0.15	0.04	0.15
Income (loss) from discontinued operations, net of taxes	0.01	—	—	(0.02)
Net income	0.11	0.15	0.04	0.13

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$117,077	$115,869	$115,855	$115,197
Gross margin	8,241	8,471	6,692	4,687
Income (loss) from continuing operations	(303)	147	(672)	(1,796)
Income from discontinued operations, net of taxes	1,663	1,152	1,513	1,111
Net income (loss)	1,360	1,299	841	(685)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	(0.03)	0.02	(0.07)	(0.20)
Income from discontinued operations, net of taxes	0.17	0.12	0.16	0.13
Net income (loss)	0.14	0.14	0.09	(0.07)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	(0.03)	0.02	(0.07)	(0.20)
Income from discontinued operations, net of taxes	0.17	0.12	0.16	0.13
Net income (loss)	0.14	0.14	0.09	(0.07)

SCHEDULE II
AMERICA SERVICE GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
December 31, 2008
Allowance for doubtful accounts	$689	$491	$(763)	$417
December 31, 2007
Allowance for doubtful accounts	524	1,081	(916)	689

December 31, 2006
Allowance for doubtful accounts	698	419	(593)	524