Form 10-Q
period 2009-03-31
AMERICA SERVICE GROUP INC /DE
filed 2009-05-01
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 9,292,952 shares of common stock, par value $0.01 per share, outstanding as of April 28, 2009.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$28,042	$24,855
Accounts receivable, net of allowance for doubtful accounts of $338 and $417, respectively	45,893	41,007
Inventories	2,848	2,933
Prepaid expenses and other current assets	13,634	12,987
Current deferred tax assets	5,106	5,333

Total current assets	95,523	87,115
Property and equipment, net	6,785	6,442
Goodwill, net	40,772	40,772
Contracts, net	2,147	2,217
Other intangibles, net	96	154
Other assets	5,182	5,183

Total assets	$150,505	$141,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,134	$19,570
Accrued medical claims liability	15,880	14,743
Accrued expenses	38,650	36,466
Deferred revenue	13,192	8,052

Total current liabilities	86,856	78,831
Noncurrent portion of accrued expenses	17,310	17,146
Noncurrent deferred tax liabilities	2,025	1,860

Total liabilities	106,191	97,837

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at March 31, 2009 and December 31, 2008; 9,292,952 and 9,260,708 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	93	93
Additional paid-in capital	37,616	38,047
Retained earnings	6,605	5,906

Total stockholders’ equity	44,314	44,046

Total liabilities and stockholders’ equity	$150,505	$141,883

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements. The condensed consolidated balance sheet at
December 31, 2008 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended
	March 31,
	2009	2008
Healthcare revenues	$130,453	$123,404
Healthcare expenses	120,945	114,225

Gross margin	9,508	9,179
Selling, general and administrative expenses	7,245	6,479
Audit Committee investigation and related expenses	13	58
Depreciation and amortization	638	915

Income from operations	1,612	1,727
Interest, net	64	272

Income from continuing operations before income tax provision	1,548	1,455
Income tax provision	663	635

Income from continuing operations	885	820
Income (loss) from discontinued operations, net of taxes	(186)	162

Net income	$699	$982

Net income (loss) per common share — basic:
Income from continuing operations	$0.10	$0.09
Income (loss) from discontinued operations, net of taxes	(0.02)	0.02

Net income	$0.08	$0.11

Net income (loss) per common share — diluted:
Income from continuing operations	$0.10	$0.09
Income (loss) from discontinued operations, net of taxes	(0.02)	0.02

Net income	$0.08	$0.11

Weighted average common shares outstanding:
Basic	8,939,478	9,179,805

Diluted	9,024,683	9,198,540

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Quarter ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$699	$982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643	928
Loss on retirement of fixed assets	9	8
Finance cost amortization	26	13
Deferred income taxes	453	709
Share-based compensation expense	476	577
Excess tax benefits from share-based compensation expense	(61)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,886)	(4,998)
Inventories	85	(36)
Prepaid expenses and other current assets	(647)	(1,331)
Other assets	(6)	423
Accounts payable	(436)	1,089
Accrued medical claims liability	1,137	1,698
Accrued expenses	2,348	1,825
Deferred revenue	5,140	817

Net cash provided by operating activities	4,980	2,704

Cash flows from investing activities:
Capital expenditures, net	(885)	(641)

Net cash used in investing activities	(885)	(641)

Cash flows from financing activities:
Share repurchases	(1,624)	—
Excess tax benefits from share-based compensation expense	61	—
Issuance of common stock	150	74
Exercise of stock options	505	—

Net cash provided by (used in) financing activities	(908)	74

Net increase in cash and cash equivalents	3,187	2,137
Cash and cash equivalents at beginning of period	24,855	8,969

Cash and cash equivalents at end of period	$28,042	$11,106

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of March 31, 2009 and for the quarters ended March 31, 2009 and 2008 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles applied on a basis consistent with those of the annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”).
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, estimated amortizable life of contract intangibles, reductions in revenue for contractual allowances, allowance for doubtful accounts, legal contingencies and share-based compensation as well as accruals associated with employee health, workers’ compensation and professional and general liability claims, for which the Company is substantially self-insured. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
2. Description of Business
     The Company provides and/or administers managed healthcare services to correctional facilities under contracts with state and local governments. The health status of inmates impacts the results of operations under such contractual arrangements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership, Correctional Health Services, LLC (“CHS”) and Secure Pharmacy Plus, LLC (“SPP”). The Company has one reportable segment: correctional healthcare services.
3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of March 31, 2009, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties, are owed to these customers. (see Note 17)

4. Recently Issued Accounting Pronouncements
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
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of SFAS No. 157 on January 1, 2008 and the deferred provisions of SFAS No. 157 on January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations.
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
     Business Combinations. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009 and the adoption did not have a material impact on its financial position or results of operations.
5. Share-Based Compensation
     The Company has issued equity incentive awards to its eligible employees and outside directors under the Amended and Restated Incentive Stock Plan and the Amended and Restated 1999 Incentive Stock Plan. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). For the quarters ended March 31, 2009 and 2008, the Company recognized total share-based compensation costs of $0.5 million and $0.6 million, respectively.

     No options were issued during the quarters ended March 31, 2009 and 2008. A summary of option activity and changes during the quarter ended March 31, 2009 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2008	1,177,011	$17.26
Granted	—	—
Exercised	(53,839)	9.40
Canceled	(3,000)	8.88

Outstanding, March 31, 2009	1,120,172	$17.66	5.55	$558

Exercisable, March 31, 2009	985,663	$18.43	5.15	$334

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.
     A summary of the nonvested shares of restricted stock and activity during the quarter ended March 31, 2009 is presented below:

		Weighted Average
	Restricted Shares	Grant-Date Fair Value
Nonvested, December 31, 2008	231,390	$12.68
Granted	100,700	10.84
Vested	—	—
Forfeited	(1,500)	13.99

Nonvested, March 31, 2009	330,590	$12.11

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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended
	March 31,
	2009	2008
Healthcare revenues	$419	$4,964
Healthcare expenses	728	4,677

Gross margin	(309)	287
Depreciation and amortization	5	13

Income (loss) from discontinued operations before taxes	(314)	274
Income tax provision (benefit)	(128)	112

Income (loss) from discontinued operations, net of taxes	$(186)	$162

7. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Billed accounts receivable	$28,576	$16,064
Unbilled accounts receivable	18,862	24,126
Other accounts receivable	482	2,923

	47,920	43,113
Less: Allowances	(338)	(417)

	47,582	42,696
Less: Receivables reclassified as noncurrent	(1,689)	(1,689)

	$45,893	$41,007

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
     As discussed more fully in Note 17, PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the two lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivables amount. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheet. (see Note 10)
     As stated above, the Company believes the recorded amount represents valid receivables which are contractually due from the County and expects full collection. However, due to the factors discussed above and more fully in Note 17, there is a heightened risk of uncollectibility of these receivables which may result in a future loss. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matter discussed above involving the County, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
     In addition, as discussed more fully in Note 17, at December 31, 2008, PHS had approximately $1.4 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”), whose contract terminated prior to January 1, 2006. Approximately $0.7 million of these receivables related to billings for costs incurred by the Company for offsite medical services and pharmacy costs which were in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represented interest accrued on the past due balances under the terms of the contract. At December 31, 2008, the Company had recorded reserves totaling approximately $0.7 million related to these receivables. During the first quarter of 2009, the Company and HCSO entered into a settlement agreement pursuant to which the net outstanding receivables were collected.

8. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Prepaid insurance	$6,116	$6,079
Prepaid cash deposits for professional liability claims losses	6,493	6,130
Prepaid performance bonds	93	110
Prepaid other	932	668

	$13,634	$12,987

9. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	March 31,	December 31,	Estimated
	2009	2008	Useful Lives
Leasehold improvements	$91	$91	5 years
Equipment and furniture	8,553	8,342	5 years
Computer software	4,155	3,805	3-5 years
Medical equipment	1,091	1,101	5 years
Automobiles	66	66	5 years
Management information systems under development	865	712	—

	14,821	14,117
Less: Accumulated depreciation	(8,036)	(7,675)

	$6,785	$6,442

     Depreciation expense for each of the quarters ended March 31, 2009 and 2008 was approximately $0.5 million.
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
10. Other Assets
     Other assets are stated at amortized cost or net realizable value and are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Deferred financing costs	$384	$384
Less: Accumulated amortization	(290)	(281)

	94	103
Prepaid insurance deposits	3,277	3,277
Noncurrent receivables	1,689	1,689
Other refundable deposits	122	114

	$5,182	$5,183

11. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Contracts:
Gross value	$4,670	$4,670
Less: Accumulated amortization	(2,523)	(2,453)

	$2,147	$2,217

Other intangible assets:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(2,304)	(2,246)

	$96	$154

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
     Estimated aggregate amortization expense related to the above contract intangibles and other intangible assets for the remainder of 2009 is $0.3 million and for each of the next four years is $0.3 million.
12. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Salaries and employee benefits	$20,164	$20,013
Professional liability claims	23,686	22,033
Accrued workers’ compensation claims	6,583	6,263
Other	5,527	5,303

	55,960	53,612

Less: Noncurrent portion of professional liability and workers’ compensation claims	(17,310)	(17,146)

	$38,650	$36,466

13. Reserve for Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying potential loss contracts and developing a loss contract reserve for succeeding periods if any loss contracts are identified. The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as the Company’s ability to terminate the contract, future contractual revenue, projected future healthcare and maintenance costs, projected future stop-loss insurance recoveries and the contract’s specific terms related to future revenue increases as compared to increased healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and management’s estimate of future cost increases.
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
     There are no loss contracts identified as of March 31, 2009.
14. Banking Arrangements
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base, as determined under the Amended Credit Agreement, and reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2009, the Company had no borrowings outstanding under the Amended Credit Agreement and $15.5 million available for borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.1 million.
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
     All amounts outstanding under the Amended Credit Agreement will be due and payable on October 31, 2011. If the Amended Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished.
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

     The Company was in compliance with the Amended Credit Agreement covenant requirements at March 31, 2009.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2009, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter ended March 31, 2009 is 42.8%.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at March 31, 2009 and there is no accrued interest and penalties included in income tax expense for the quarters ended March 31, 2009 and 2008.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, open tax years related to state jurisdictions remain subject to examination.
16. Professional and General Liability Self-insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $23.7 million and $22.0 million at March 31, 2009 and December 31, 2008, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the quarters ended March 31, 2009 and 2008, the Company recorded increases of approximately $2.4 million and $0.7 million, respectively, related to its prior years claims reserves as a result of adverse developments on individual claims or matters. The Company’s net income and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $1.4 million or $0.16 per common share for the quarter ended March 31, 2009 and $0.4 million or $0.05 per common share for the quarter ended March 31, 2008. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity and can fluctuate as a result of court decisions or as new facts become available. Given the inherent degree of variability in any such estimates, the reserves reported at March 31, 2009 represent management’s best estimate of the amounts necessary to discharge the Company’s self-insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the reserve for any adverse development is recorded.
17. Commitments and Contingencies
Litigation and Claims
     Lysager Professional Liability Suit. On November 22, 2008, PHS received an adverse jury verdict in the Sixth Judicial District in and for the County of Bannock, Idaho relating to a complaint filed on December 30, 2004 by Jamie Justice Amos Lysager and Taylor Lysager regarding medical care provided to the plaintiff while plaintiff was incarcerated at the Pocatello Women’s Correctional Center in Bannock County, Idaho in February 2004. The complaint alleged negligence, deliberate indifference and intentional infliction of emotional distress by PHS in providing medical care to plaintiff, then almost 33 weeks pregnant, associated with the premature delivery of plaintiff’s son and sought general and special damages and reimbursement for costs and attorneys fees incurred by plaintiff in connection with the litigation. The complaint also sought punitive damages alleging that the actions of PHS’ named defendant employees met the minimum statutory standard for jury consideration of the imposition of punitive damages against PHS, their employer. A jury trial commenced October 28, 2008 and ended, November 21, 2008. The verdict was received on November 22, 2008 and consisted of compensatory damages of $0.1 million and punitive damages of $0.3 million awarded to plaintiff, and compensatory damages of $1.3 million and punitive damages of $2.0 million awarded to plaintiff’s son, resulting in an aggregate award of $3.6 million. Post-trial motions were heard on January 29, 2009, whereby PHS challenged the appropriateness and amounts of the verdict awarded to the plaintiffs and vigorously opposed plaintiff’s request for attorney fees on grounds of lack of entitlement and method of calculation. However, on March 10, 2009, by Memorandum Decision and Order, the plaintiff was granted an award for court costs and attorney fees totaling $0.2 million and the plaintiff’s son was granted an award for court costs and attorney fees totaling $1.6 million, resulting in an aggregate award of $1.8 million. PHS has filed an appeal to the Idaho Supreme Court seeking a reversal of the adverse verdict and judgment described above, as it believes there were several reversible errors made by the trial court. In relation to this appeal, the Company posted an appeal bond totaling $7.4 million. The Company believes that PHS’ appeal has merit and believes certain aspects of the appeal will ultimately result in a reduction of the award or a remand to a new trial on some or all of the claims. The Company believes that the possible loss associated with this litigation ranges from $1.5 million to $5.4 million. The Company has recorded reserves of $5.4 million, representing the initial jury verdict award plus the award for court costs and attorney fees discussed above.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has indicated that he will appeal the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of March 31, 2009, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center

(“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of March 31, 2009, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.4 million dollars owed to PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.7 million of these receivables related to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represented interest accrued on the past due balances under the terms of the Agreement. PHS had reserves of $0.7 million related to these receivables. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleged that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleged (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. On February 19, 2009, the parties agreed to settle all claims and counterclaims in dispute. As a result of the settlement, the court entered an order on February 24, 2009 dismissing the lawsuit with prejudice. The parties subsequently entered into a written agreement formalizing the terms of the settlement (“Settlement Agreement”). Under the terms of the Settlement Agreement, PHS received payment of its net outstanding receivables from HCSO and, as a result, the Company considers this matter closed.
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
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two-year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals in favor of the Company becoming final.
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
     Finally, as of March 31, 2009, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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

Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the parties completed the briefs on the motion in May 2007. On March 31, 2009, the Court ruled on the defendants’ motion to dismiss, granting it in part and denying it in part. While the Court’s ruling dismissed significant portions of plaintiffs’ amended complaint and, as a result, narrowed the scope of plaintiffs’ claims, none of the defendants were dismissed from the case and several of plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 remain. The parties are not in agreement as to the scope of the Court’s order and defendants filed a motion to confirm which claims the Court has dismissed.
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
Other Matters
     The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2009. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations other than a potential claim in which a law firm representing a former inmate, for whom the Company provided healthcare services, has sent notice asserting that the Company was responsible for permanent injuries to the inmate. The Company has participated in discussions with this law firm but no litigation or formal claim has yet been filed nor has the inmate or the law firm sent a demand letter. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted, however, given the nature of the alleged circumstances, the asserted damages could be material. The Company intends to vigorously pursue the defense of any claim related to this matter, however, such matter could have a material adverse effect on the Company’s results of operations or financial position in future periods if a claim is filed and additional information becomes available.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At March 31, 2009, the Company had outstanding performance bonds totaling approximately $8.1 million. These performance bonds are collateralized by letters of credit totaling $3.3 million, which are included in the total outstanding standby letters of credit of $5.1 million discussed in Note 14.
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

     The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters ended March 31, 2009 and 2008 (in thousands, except share and per share amounts).

	Quarter ended
	March 31,
	2009	2008
Numerator:
Income from continuing operations	$885	$820
Income (loss) from discontinued operations, net of taxes	(186)	162

Numerator for basic and diluted net income per share	$699	$982

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	8,939,478	9,179,805
Effect of dilutive securities:
Employee stock options and restricted shares	85,205	18,735

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,024,683	9,198,540

Net income (loss) per common share — basic:
Income from continuing operations	$0.10	$0.09
Income (loss) from discontinued operations, net of taxes	(0.02)	0.02

Net income	$0.08	$0.11

Net income (loss) per common share — diluted:
Income from continuing operations	$0.10	$0.09
Income (loss) from discontinued operations, net of taxes	(0.02)	0.02

Net income	$0.08	$0.11

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended
	March 31,
	2009	2008
Options excluded from computation of diluted income per share as effect would be anti-dilutive	997,144	1,100,707

Weighted average exercise price of excluded options	$18.57	$17.86

Restricted shares excluded from computation of diluted income per share as effect would be anti-dilutive	13,000	122,730

19. Comprehensive Income
     For the quarters ended March 31, 2009 and 2008, the Company’s comprehensive income was equal to net income.
20. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the quarter ended March 31, 2009, the Company repurchased and retired a total of 140,000 common shares at an aggregate cost of approximately $1.6 million. As of March 31, 2009, the Company has repurchased and retired a total of 386,900 common shares under the stock repurchase program at an aggregate cost of approximately $4.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities. As of April 1, 2009, the Company provided and/or administered managed healthcare services under 65 contracts to approximately 180,000 inmates at over 170 sites in 23 states.
     The Company operates through its subsidiaries, Prison Health Services, Inc. (“PHS”), EMSA Limited Partnership (“EMSA”), Correctional Health Services, LLC (“CHS”) and Secure Pharmacy Plus, LLC (“SPP”). ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included herein.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations to differ materially from those expressed or implied by the forward-looking statements include, among other things:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results;

•	the Company’s ability to expand its products beyond its traditional correctional health client base; and

•	the risks arising from shareholder litigation.
     In addition to the factors referenced above and the other cautionary statements discussed in this report, you should also consider the risks included in Item 1A, “Risk Factors” contained in this Form 10-Q and Item 1A, “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other documents that the Company files from time to time with the Securities and Exchange Commission. Because these risk factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the quarters ended March 31, 2009 and 2008.

	Percentage of Revenue from
	Continuing Operations
	For the Quarter	For the Quarter
Contract Category	Ended March 31, 2009	Ended March 31, 2008
Fixed Fee	15.0%	14.8%
Population Based	58.1%	59.0%
Cost Plus a Fee	26.9%	26.2%

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
     As discussed more fully in Part II — Item 1. “Legal Proceedings,” PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the two lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivables amount. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheet.
     As stated above, the Company believes the recorded amount represents valid receivables which are contractually due from the County and expects full collection. However, due to the factors discussed above and more fully in Note 17, there is a heightened risk of uncollectibility of these receivables which may result in a future loss. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matter discussed above involving the County, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
     In addition, as discussed more fully in Part II — Item 1. “Legal Proceedings,” at December 31, 2008, PHS had approximately $1.4 million of gross billed receivables due from a former client, Hillsborough County Sheriff’s Office (“HCSO”), whose contract terminated prior to January 1, 2006. Approximately $0.7 million of these receivables related to billings for costs incurred by the Company for offsite medical services and pharmacy costs which were in excess of the Company’s maximum exposure for such costs as set forth under the Company’s contract that was in effect with HCSO. The remaining receivables represented interest accrued on the past due balances under the terms of the contract. At December 31, 2008, the Company had recorded reserves totaling approximately $0.7 million related to these receivables. During the first quarter of 2009, the Company and HCSO entered into a settlement agreement pursuant to which the net outstanding receivables were collected.

Loss Contracts
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying potential loss contracts and developing a loss contract reserve for succeeding periods if any loss contracts are identified. The Company accrues losses under its fixed price contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as the Company’s ability to terminate the contract, future contractual revenue, projected future healthcare and maintenance costs, projected future stop-loss insurance recoveries and the contract’s specific terms related to future revenue increases as compared to increased healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and management’s estimate of future cost increases. These estimates are subject to the same adverse fluctuations and future claims experience as previously noted.
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
     There are no loss contracts identified as of March 31, 2009.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 and 2008 through 2009 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 through 2006 and 2008 through 2009, the Company is covered by separate policies each of which contains a premium that is retroactively adjusted, with adjustment based on actual losses. The Company’s ultimate premium for its 2002 through 2006 and 2008 through 2009 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims made policies subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
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

     At March 31, 2009, the Company’s reserves for both known and incurred but not reported claims totaled $23.7 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Reserves for medical malpractice claims can also fluctuate as a result of court decisions or as new facts become available. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the quarters ended March 31, 2009 and 2008, the Company recorded increases of approximately $2.4 million and $0.7 million, respectively, related to its prior year claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At March 31, 2009, the Company has approximately $7.9 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.6 million of this amount is related to workers’ compensation claims, of which approximately $3.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
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
     In addition to professional and general liability claims and other legal proceedings in the ordinary course of business, the Company is involved in other legal matters related to an Audit Committee investigation, which was announced by the Company on October 24, 2005. See Part II — Item 1. “Legal Proceedings” for further information regarding the Audit Committee investigation and related legal matters.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2009, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter ended March 31, 2009 is 42.8%.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at March 31, 2009 and there is no accrued interest and penalties included in income tax expense for the quarters ended March 31, 2009 and 2008.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the IRS for calendar years 2005 through 2008. Additionally, open tax years related to state jurisdictions remain subject to examination.
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

	Quarter ended
	March 31,
Percentage of Healthcare Revenues	2009	2008
Healthcare revenues	100.0%	100.0%
Healthcare expenses	92.7	92.6

Gross margin	7.3	7.4
Selling, general and administrative expenses	5.6	5.3
Audit Committee investigation and related expenses	—	—
Depreciation and amortization	0.5	0.7

Income from operations	1.2	1.4
Interest, net	—	0.2

Income from continuing operations before income tax provision	1.2	1.2
Income tax provision	0.5	0.5

Income from continuing operations	0.7	0.7
Income (loss) from discontinued operations, net of taxes	(0.2)	0.1

Net income	0.5%	0.8%

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008
     Healthcare revenues. Healthcare revenues for the quarter ended March 31, 2009 increased $7.1 million, or 5.7%, from $123.4 million for the quarter ended March 31, 2008 to $130.5 million for the quarter ended March 31, 2009. Healthcare revenues in 2009 included $1.4 million of revenue growth resulting from correctional healthcare services contracts added in 2008 and 2009 through marketing activities. Correctional healthcare services contracts in place at December 31, 2007 and continuing beyond March 31, 2009 experienced revenue growth of 4.6% consisting of additional revenue of $5.7 million during the first quarter of 2009 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended March 31, 2009 increased $6.7 million, or 5.9%, from $114.2 million, or 92.6% of revenues, for the quarter ended March 31, 2008 to $120.9 million, or 92.7% of revenues, for the quarter ended March 31, 2009. Included in healthcare expenses for the quarters ended March 31, 2009 and 2008 is approximately $12,000 and $23,000, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added in 2008 and 2009 through marketing activities accounted for $1.3 million of the increase. Correctional healthcare services contracts in place at December 31, 2007 and continuing beyond March 31, 2009 experienced an increase in healthcare expenses of $5.4 million during the first quarter of 2009 as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $2.4 million and $0.7 million for the quarters ended March 31, 2009 and 2008, respectively, as a result of adverse development related to professional liability claims. Included in the insurance expense for the quarter ended March 31, 2009, is a reserve of approximately $1.8 million related to an award of court costs and attorney fees against the Company in March 2009 resulting from an adverse jury verdict against the Company in November 2008 related to care provided by the Company in February 2004. For further information related to this adverse jury verdict, see Part II — Item 1. “Legal Proceedings — Lysager Professional Liability Suit.”
     Selling, general and administrative expenses. Selling, general and administrative expenses were $7.2 million, or 5.6% of revenues, for the quarter ended March 31, 2009 as compared to $6.5 million, or 5.3% of revenues, for the quarter ended March 31, 2008. Included in selling, general and administrative expenses for the quarters ended March 31, 2009 and 2008 is approximately $0.5 million and $0.6 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the quarter ended March 31, 2009 is approximately $0.5 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. Included in selling, general and administrative expenses for the quarter ended March 31, 2008 is approximately $0.1 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $13,000, for the quarter ended March 31, 2009 as compared to $58,000, for the quarter ended March 31, 2008. The Audit Committee investigation and related expenses incurred in the quarters ended March 31, 2009 and 2008 related to the legal costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee that concluded in March 2006. See Part II — Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $0.6 million and $0.9 million, respectively, for the quarters ended March 31, 2009 and 2008, respectively. The reduction in depreciation and amortization is due to a reduction in contract amortization.
     Interest, net. Net interest expense decreased to $64,000 for the quarter ended March 31, 2009 from $0.3 million for the quarter ended March 31, 2008. This decrease is the result of a decrease in the average borrowings outstanding.
     Income tax provision. The income tax provision for the quarter ended March 31, 2009 was $0.7 million as compared with $0.6 million for the quarter ended March 31, 2008.
     Income from continuing operations. Income from continuing operations for the quarter ended March 31, 2009 was $0.9 million, as compared with $0.8 million for the quarter ended March 31, 2008 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended March 31, 2009 was $0.2 million as compared with income from discontinued operations, net of taxes of $0.2 million for the quarter ended March 31, 2008. The income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s adoption of SFAS No. 144 effective January 1, 2002. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
     Net income. Net income for the quarter ended March 31, 2009 was $0.7 million, or 0.5% of revenues, as compared with $1.0 million, or 0.8% of revenues, for the quarter ended March 31, 2008 as the result of the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $8.7 million at March 31, 2009 compared to $8.3 million at December 31, 2008. Days sales outstanding in accounts receivable were 32 at March 31, 2009 while accounts payable days outstanding at March 31, 2009 were 34 and accrued medical claims liability days outstanding at March 31, 2009 were 63. Days sales outstanding in accounts receivable were 31 at December 31, 2008 while accounts payable days outstanding at December 31, 2008 were 41 and medical claims liability days outstanding at December 31, 2008 were 81.
     The Company had net income of $0.7 million for the quarter ended March 31, 2009 compared to $1.0 million for the quarter ended March 31, 2008. The Company had stockholders’ equity of $44.3 million at March 31, 2009 and $44.0 million at December 31, 2008. The Company had cash and cash equivalents of $28.0 million at March 31, 2009 compared to $24.9 million at December 31, 2008.
     Cash flows from operating activities represent the year to date net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense. Cash flows provided by operating activities during the quarter ended March 31, 2009 were $5.0 million, an increase of $2.3 million from cash flows provided by operations during the quarter ended March 31, 2008 of $2.7 million. The increase was primarily due to an increase of $5.1 million in deferred revenue in the quarter ended March 31, 2009 as compared with an increase of $0.8 million in deferred revenue in the quarter ended March 31, 2008. This increase is partially offset by fluctuations in accounts payable and accrued medical claims liability.
     Cash flows used in investing activities were $0.9 million and $0.6 million for the quarters ended March 31, 2009 and 2008, respectively, which represented purchases of property and equipment, which were financed through working capital.
     Cash flows used in financing activities during the quarter ended March 31, 2009 were $0.9 million which represented share repurchases of $1.6 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan, excess tax benefits from share-based compensation arrangements and cash receipts resulting from option exercises. Cash flows provided by financing activities during the quarter ended March 31, 2008 were $74,000 which represented the issuance of common stock under the Company’s employee stock purchase plan.
     Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. As of March 31, 2009, the Company has repurchased and retired a total of 386,900 common shares under the stock repurchase program at an aggregate cost of approximately $4.0 million.
     Credit Facility
     On February 22, 2008, the Company entered into a Second Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”) with CapitalSource Finance, LLC (“Lender”). The Amended Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Amended Credit Agreement is based on the Company’s collateral base, as determined under the Amended Credit Agreement, and reduced by the amount of each outstanding standby letter of credit. The Amended Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2009, the Company had no borrowings outstanding under the Amended Credit Agreement and $15.5 million available for borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $5.1 million.
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
     All amounts outstanding under the Amended Credit Agreement will be due and payable on October 31, 2011. If the Amended Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished.

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
     The Company was in compliance with the Amended Credit Agreement covenant requirements at March 31, 2009.
     Liquidity and Capital Resources Outlook
     The Company currently believes that cash flows from operating activities, its available cash, and its expected available credit under the Amended Credit Agreement will continue to enable it to meet its contractual obligations and capital expenditure requirements for the foreseeable future. The Company may, from time to time, consider acquisitions involving other companies or assets. Such acquisitions or other opportunities may require the Company to raise additional capital by expanding its existing credit facility and /or issuing debt or equity, as market conditions permit. If the Company is unable to obtain such additional capital on a timely basis, on favorable terms or at all, it could have inadequate capital to operate its business, meet its contractual obligations and capital expenditure requirements or fund potential acquisitions. Current market and economic conditions, including turmoil and uncertainty in the financial services industry and credit markets and a global recession, have caused credit markets to tighten and led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Should the credit markets not improve, the Company can make no assurances that it would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable.
     Other Financing Transactions
     At March 31, 2009, the Company had standby letters of credit outstanding totaling $5.1 million which were collateralized by a reduction of availability under the Amended Credit Agreement.
     Contractual Obligations and Commercial Commitments
     As of March 31, 2009, estimated maturities of contractual obligations are presented in the table below (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$875	$2,330	$2,316	$1,581
Workers’ compensation claims	3,305	2,193	967	118
Professional and general liability claims	9,654	10,355	3,071	606

Total	$13,834	$14,878	$6,354	$2,305

     At March 31, 2009, the Company was contingently liable for $8.1 million of performance bonds. The performance bonds are collateralized by letters of credit totaling $3.3 million, which are included in the total outstanding standby letters of credit of $5.1 million discussed above.

     Off-Balance Sheet Transactions
     As of March 31, 2009, the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
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
     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of SFAS No. 157 on January 1, 2008 and the deferred provisions of SFAS No. 157 on January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations.
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
     Business Combinations. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009 and the adoption did not have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Amended Credit Agreement. The Amended Credit Agreement carries an interest rate based on the one-month LIBOR rate, subject to a minimum LIBOR rate of 3.14%; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate for the quarter ended March 31, 2009 would have had no material effect on interest expense paid under the Amended Credit Agreement. Interest expense represents less than 0.1% and 0.2% of the Company’s revenues for the quarter ended March 31, 2009 and 2008, respectively. The Company has no debt outstanding at March 31, 2009.
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

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Lysager Professional Liability Suit. On November 22, 2008, PHS received an adverse jury verdict in the Sixth Judicial District in and for the County of Bannock, Idaho relating to a complaint filed on December 30, 2004 by Jamie Justice Amos Lysager and Taylor Lysager regarding medical care provided to the plaintiff while plaintiff was incarcerated at the Pocatello Women’s Correctional Center in Bannock County, Idaho in February 2004. The complaint alleged negligence, deliberate indifference and intentional infliction of emotional distress by PHS in providing medical care to plaintiff, then almost 33 weeks pregnant, associated with the premature delivery of plaintiff’s son and sought general and special damages and reimbursement for costs and attorneys fees incurred by plaintiff in connection with the litigation. The complaint also sought punitive damages alleging that the actions of PHS’ named defendant employees met the minimum statutory standard for jury consideration of the imposition of punitive damages against PHS, their employer. A jury trial commenced October 28, 2008 and ended, November 21, 2008. The verdict was received on November 22, 2008 and consisted of compensatory damages of $0.1 million and punitive damages of $0.3 million awarded to plaintiff, and compensatory damages of $1.3 million and punitive damages of $2.0 million awarded to plaintiff’s son, resulting in an aggregate award of $3.6 million. Post-trial motions were heard on January 29, 2009, whereby PHS challenged the appropriateness and amounts of the verdict awarded to the plaintiffs and vigorously opposed plaintiff’s request for attorney fees on grounds of lack of entitlement and method of calculation. However, on March 10, 2009, by Memorandum Decision and Order, the plaintiff was granted an award for court costs and attorney fees totaling $0.2 million and the plaintiff’s son was granted an award for court costs and attorney fees totaling $1.6 million, resulting in an aggregate award of $1.8 million. PHS has filed an appeal to the Idaho Supreme Court seeking a reversal of the adverse verdict and judgment described above, as it believes there were several reversible errors made by the trial court. In relation to this appeal, the Company posted an appeal bond totaling $7.4 million. The Company believes that PHS’ appeal has merit and believes certain aspects of the appeal will ultimately result in a reduction of the award or a remand to a new trial on some or all of the claims. The Company believes that the possible loss associated with this litigation ranges from $1.5 million to $5.4 million. The Company has recorded reserves of $5.4 million, representing the initial jury verdict award plus the award for court costs and attorney fees discussed above.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has indicated that he will appeal the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of March 31, 2009, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of March 31, 2009, the Company has no reserves associated with this proceeding.
     Prison Health Services, Inc. v. Hillsborough County Sheriff’s Office. On November 5, 2007, PHS filed suit against the Hillsborough County Sheriff’s Office (“HCSO”) to recover approximately $1.4 million dollars owed to PHS by HCSO under the now-expired health services agreement between the parties (the “Agreement”) which governed the parties’ relationship from December 1, 2002 through September 30, 2005. Approximately $0.7 million of these receivables related to billings for costs incurred by PHS for offsite medical services and pharmacy costs which are in excess of PHS’ maximum exposure for such costs as set forth under the Agreement. The remaining receivables represented interest accrued on the past due balances under the terms of the Agreement. PHS had recorded reserves of $0.7 million related to these receivables. On February 12, 2008, HCSO filed its answer, affirmative defenses and a two-count counterclaim against PHS. As its basis for refusing to pay the outstanding receivables, HCSO alleged that PHS did not make sufficient efforts to identify whether alternative third party insurance payors were responsible for payment of the offsite medical services in question. In regard to its counterclaims, HCSO alleged (i) that PHS had the obligation to indemnify HCSO in the amount of $350,000 in settlement costs incurred by HCSO in settling a medical malpractice lawsuit, and (ii) PHS failed to provide proper management, maintenance and storage of on-site medical records resulting in HCSO incurring an estimated $250,000 costs to convert its medical records into an electronic format. On February 19, 2009, the parties agreed to settle all claims and counterclaims in dispute. As a result of the settlement, the court entered an order on February 24, 2009 dismissing the lawsuit with prejudice. The parties subsequently entered into a written agreement formalizing the terms of the settlement (“Settlement Agreement”). Under the terms of the Settlement Agreement, PHS received payment of its net outstanding receivables from HCSO and, as a result, the Company considers this matter closed.
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
     In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County ruling that the County properly exercised its first, two-year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of

Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals in favor of the Company becoming final.
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
     Finally, as of March 31, 2009, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer, at that time, and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer, at that time, and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the parties completed the briefs on the motion in May 2007. On March 31, 2009, the Court ruled on the defendants’ motion to dismiss, granting it in part and denying it in part. While the Court’s ruling dismissed significant portions of plaintiffs’ amended complaint and, as a result, narrowed the scope of plaintiffs’

claims, none of the defendants were dismissed from the case and several of plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 remain. The parties are not in agreement as to the scope of the Court’s order and defendants filed a motion to confirm which claims the Court has dismissed.
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
     Other Matters. The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at March 31, 2009. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations other than a potential claim in which a law firm representing a former inmate, for whom the Company provided healthcare services, has sent notice asserting that the Company was responsible for permanent injuries to the inmate. The Company has participated in discussions with this law firm but no litigation or formal claim has yet been filed nor has the inmate or the law firm sent a demand letter. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted, however, given the nature of the alleged circumstances, the asserted damages could be material. The Company intends to vigorously pursue the defense of any claim related to this matter, however, such matter could have a material adverse effect on the Company’s results of operations or financial position in future periods if a claim is filed and additional information becomes available.

ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Repurchases (shown in 000’s except share and per share amounts):

			(c) Total Number of	(d) Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
			Part of Publicly	of shares that May Yet Be
	(a) Total of Number	(b) Average Price	Announced Plans or	Purchased Under the Plans
Period	of Shares Purchased	Paid per Share	Programs	or Programs (1)
January 2009 (1/1/09 to 1/31/09)	—	$—	—	$—
February 2009 (2/1/09 to 2/28/09)	—	$—	—	$—
March 2009 (3/1/09 to 3/31/09)	140,000	$11.60	140,000	$11,002

(1)	On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. As of March 31, 2009, the Company has repurchased and retired a total of 386,900 common shares at an aggregate cost of approximately $4.0 million.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

3.1 —	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2 —	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3 —	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2009).

4.1 —	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2 —	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1 —	Employment Agreement, dated as of January 26, 2009, between America Service Group Inc. and Jonathan Walker (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009).

10.2 —	Form of March 2009 Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009).

10.3 —	2009 Incentive Compensation Plan of America Service Group Inc.*+

10.4 —	Contract between Prison Health Services, Inc., and the State of Michigan, dated February 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2009).

11—	Computation of Per Share Earnings.*

31.1 —	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 18 to the condensed consolidated financial statements in this report.

+	Indicates that portions of this agreement have been omitted and filed separately with the SEC in a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA SERVICE GROUP INC.
/s/ RICHARD HALLWORTH
Richard Hallworth
President & Chief Executive Officer (Duly Authorized Officer)

/s/ MICHAEL W. TAYLOR
Michael W. Taylor
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Dated: May 1, 2009