Form 10-Q
period 2009-06-30
AMERICA SERVICE GROUP INC /DE
filed 2009-07-30
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
       There were 9,309,060 shares of common stock, par value $0.01 per share, outstanding as of July 29, 2009.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$31,532	$24,855
Accounts receivable, net of allowance for doubtful accounts of $463 and $417, respectively	46,348	41,007
Inventories	2,888	2,933
Prepaid expenses and other current assets	13,165	12,987
Current deferred tax assets	4,503	5,333

Total current assets	98,436	87,115
Property and equipment, net	7,407	6,442
Goodwill, net	40,772	40,772
Contracts, net	2,077	2,217
Other intangibles, net	38	154
Other assets	5,181	5,183

Total assets	$153,911	$141,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,922	$19,570
Accrued medical claims liability	22,998	14,743
Accrued expenses	38,728	36,466
Deferred revenue	3,074	8,052

Total current liabilities	83,722	78,831
Noncurrent portion of accrued expenses	21,166	17,146
Noncurrent deferred tax liabilities	2,830	1,860

Total liabilities	107,718	97,837

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued or outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized at June 30, 2009 and December 31, 2008; 9,244,032 and 9,260,708 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	93	93
Additional paid-in capital	37,392	38,047
Retained earnings	8,708	5,906

Total stockholders’ equity	46,193	44,046

Total liabilities and stockholders’ equity	$153,911	$141,883

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements. The condensed consolidated balance sheet at
December 31, 2008 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Healthcare revenues	$157,836	$121,667	$287,002	$243,701
Healthcare expenses	145,935	111,727	265,552	224,688

Gross margin	11,901	9,940	21,450	19,013
Selling, general and administrative expenses	7,415	6,861	14,660	13,340
Audit Committee investigation and related expenses	120	-	133	58
Depreciation and amortization	659	959	1,297	1,874

Income from operations	3,707	2,120	5,360	3,741
Interest, net	56	177	120	449

Income from continuing operations before income tax provision	3,651	1,943	5,240	3,292
Income tax provision	1,562	746	2,242	1,338

Income from continuing operations	2,089	1,197	2,998	1,954
Income (loss) from discontinued operations, net of taxes	14	154	(196)	379

Net income	$2,103	$1,351	$2,802	$2,333

Net income (loss) per common share - basic:
Income from continuing operations	$0.23	$0.13	$0.34	$0.21
Income (loss) from discontinued operations, net of taxes	-	0.02	(0.03)	0.04

Net income	$0.23	$0.15	$0.31	$0.25

Net income (loss) per common share – diluted:
Income from continuing operations	$0.23	$0.13	$0.33	$0.21
Income (loss) from discontinued operations, net of taxes	-	0.02	(0.02)	0.04

Net income	$0.23	$0.15	$0.31	$0.25

Weighted average common shares outstanding:
Basic	8,955,847	9,194,473	8,947,655	9,187,139

Diluted	9,169,401	9,218,425	9,078,105	9,209,483

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,802	$2,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,305	1,897
Loss on retirement of fixed assets	31	16
Finance cost amortization	18	21
Deferred income taxes	1,921	1,324
Share-based compensation expense	923	1,123
Excess tax benefits from share-based compensation expense	(121)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(5,341)	15,401
Inventories	45	222
Prepaid expenses and other current assets	(178)	(272)
Other assets	(14)	166
Accounts payable	(648)	(733)
Accrued medical claims liability	8,255	(4,991)
Accrued expenses	6,282	1,776
Deferred revenue	(4,978)	(8,971)

Net cash provided by operating activities	10,302	9,312

Cash flows from investing activities:
Capital expenditures	(2,047)	(1,515)

Net cash used in investing activities	(2,047)	(1,515)

Cash flows from financing activities:
Share repurchases	(2,669)	-
Excess tax benefits from share-based compensation expense	121	-
Issuance of common stock	150	75
Exercise of stock options	820	-

Net cash provided by (used in) financing activities	(1,578)	75

Net increase in cash and cash equivalents	6,677	7,872
Cash and cash equivalents at beginning of period	24,855	8,969

Cash and cash equivalents at end of period	$31,532	$16,841

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
1. Basis of Presentation
       The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of June 30, 2009 and for the quarters and six months ended June 30, 2009 and 2008 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applied on a basis consistent with those of the Company’s annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the quarters and six months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”).
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
3. Audit Committee Investigation
       On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of June 30, 2009, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the second quarter of 2009, the Company recognized additional expenses relative to this matter representing primarily legal expenses associated with the related shareholder litigation (see Note 18).
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
       SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amended SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of SFAS No. 157 on January 1, 2008 and the deferred provisions of SFAS No. 157 on January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations.
       Business Combinations. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard requires more assets and liabilities to be recorded at fair value and requires expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively. The Company adopted SFAS No. 141(R) on January 1, 2009 and the adoption did not have a material impact on its financial position or results of operations.
       FASB Codification. In June 2009, the FASB issued Statement of Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of SFAS No. 168 and the Codification do not change current U.S. GAAP and will not have an impact on the Company’s financial position or results of operations.
5. Share-Based Compensation
       The Company has issued equity incentive awards to eligible employees and outside directors under the Amended and Restated Incentive Stock Plan and the Amended and Restated 1999 Incentive Stock Plan. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). For the quarters ended June 30, 2009 and 2008, the Company recognized total share-based compensation costs of $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized total share-based compensation costs of $0.9 million and $1.1 million, respectively.

       No options were issued during the quarters and six months ended June 30, 2009 and 2008. A summary of option activity and changes during the six months ended June 30, 2009 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2008	1,177,011	$17.26
Granted	-	-
Exercised	(84,269)	9.73
Canceled	(12,750)	13.73

Outstanding, June 30, 2009	1,079,992	$17.88	5.45	$1,518

Exercisable, June 30, 2009	1,004,992	$18.47	5.17	$1,064

(1) Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.
       A summary of the nonvested shares of restricted stock and activity during the six months ended June 30, 2009 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2008	231,390	$12.68
Granted	100,700	10.84
Vested	(9,490)	14.23
Forfeited	(11,000)	13.42

Nonvested, June 30, 2009	311,600	$12.01

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
       The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Healthcare revenues	$889	$4,397	$2,595	$10,731
Healthcare expenses	862	4,127	2,918	10,068

Gross margin	27	270	(323)	663
Depreciation and amortization	3	10	8	23

Income (loss) from discontinued operations before taxes	24	260	(331)	640
Income tax provision (benefit)	10	106	(135)	261

Income (loss) from discontinued operations, net of taxes	$14	$154	$(196)	$379

7. Fair Value of Financial Instruments
       The Company’s financial instruments reported in the consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and revolving credit facility. Due to the short term nature of these instruments and the variable interest rate nature of the revolving credit facility, the carrying amounts approximate fair value.

8. Accounts Receivable
       Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Billed accounts receivable	$29,479	$16,064
Unbilled accounts receivable	18,228	24,126
Other accounts receivable	793	2,923

	48,500	43,113
Less: Allowances	(463)	(417)

	48,037	42,696
Less: Receivables reclassified as noncurrent	(1,689)	(1,689)

	$46,348	$41,007

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
       As discussed more fully in Note 18, PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”); one of the two lawsuits involves the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. Although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivables amount. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheet (see Note 11).
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
9. Prepaid Expenses and Other Current Assets
       Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Prepaid insurance	$4,570	$6,079
Prepaid cash deposits for professional liability claims losses	7,650	6,130
Prepaid performance bonds	53	110
Prepaid other	892	668

	$13,165	$12,987

10. Property and Equipment
       Property and equipment are stated at cost and comprised of the following (in thousands):

	June 30,	December 31,	Estimated
	2009	2008	Useful Lives
Leasehold improvements	$191	$91	5 years
Equipment and furniture	8,852	8,342	5 years
Computer software	4,246	3,805	3-5 years
Medical equipment	1,135	1,101	5 years
Automobiles	62	66	5 years
Management information systems under development	1,487	712	-

	15,973	14,117
Less: Accumulated depreciation	(8,566)	(7,675)

	$7,407	$6,442

       Depreciation expense for each of the quarters ended June 30, 2009 and 2008 was approximately $0.5 million. Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $1.0 million and $0.9 million, respectively.
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
11. Other Assets
       Other assets are stated at amortized cost or net realizable value and are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Deferred financing costs	$384	$384
Less: Accumulated amortization	(299)	(281)

	85	103
Prepaid insurance deposits	3,277	3,277
Noncurrent receivables	1,689	1,689
Other refundable deposits	130	114

	$5,181	$5,183

12. Contracts and Other Intangible Assets
       The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Contracts:
Gross value	$4,670	$4,670
Less: Accumulated amortization	(2,593)	(2,453)

	$2,077	$2,217

Other intangible assets:
Gross value	$2,400	$2,400
Less: Accumulated amortization	(2,362)	(2,246)

	$38	$154

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
       Estimated aggregate amortization expense related to the above contract intangibles and other intangible assets for the remainder of 2009 is $0.2 million and for each of the next four years is $0.3 million.
13. Accrued Expenses
       Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Salaries and employee benefits	$20,809	$20,013
Professional liability claims	26,784	22,033
Accrued workers’ compensation claims	6,903	6,263
Other	5,398	5,303

	59,894	53,612
Less: Noncurrent portion of professional liability and workers’ compensation claims	(21,166)	(17,146)

	$38,728	$36,466

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
       There are no loss contracts identified as of June 30, 2009.
15. Banking Arrangements
       At June 30, 2009, the Company had a Second Amended and Restated Revolving Credit and Security Agreement (the “Prior Credit Agreement”) with CapitalSource Finance, LLC. The Prior Credit Agreement was set to mature on October 31, 2011 and included a $40.0 million revolving credit facility under which the Company had available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Prior Credit Agreement was based on the Company’s collateral base, as determined under the Prior Credit Agreement, and was reduced by the amount of each outstanding standby letter of credit. The Prior Credit Agreement was secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2009, the Company had no borrowings outstanding under the Prior Credit Agreement and $22.4 million available for borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $6.9 million.
       The Prior Credit Agreement required the Company to maintain both a minimum level of EBITDA of $8.0 million and a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Prior Credit Agreement defined EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Prior Credit Agreement defined the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared.
       The Company was in compliance with the Prior Credit Agreement covenant requirements at June 30, 2009.
       Effective July 28, 2009, the Company cancelled the Prior Credit Agreement and entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The New Credit Agreement contains terms which are substantially the same as those that were in the Prior Credit Agreement except for modifications to the fixed charge coverage measurement as described below. The New Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the New Credit Agreement is based on the Company’s collateral base, as determined under the New Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The New Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries.
       Borrowings under the New Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) $40.0 million (the “Borrowing Capacity”). Interest under the New Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2%, subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the New Credit Agreement.
       Under the terms of the New Credit Agreement, the Company is required to pay a monthly unused line fee equal to 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the New Credit Agreement for the month and the balance of any outstanding letters of credit.
       All amounts outstanding under the New Credit Agreement will be due and payable on October 31, 2011. If the New Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished.
       The New Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The New Credit Agreement defines EBITDA in the same manner as the Prior Credit Agreement.
       The New Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The New Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The New Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The New Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The New Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the New Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the New Credit Agreement is less than $20.0 million for the most recent calendar quarter.

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
       The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2009, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
       The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for each of the quarter and six months ended June 30, 2009 is 42.8%.
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
       It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at June 30, 2009 and there is no accrued interest and penalties included in income tax expense for the quarters and six months ended June 30, 2009 and 2008.
       The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, open tax years related to state jurisdictions remain subject to examination.
17. Professional and General Liability Self-insurance Retention
       The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $26.8 million and $22.0 million at June 30, 2009 and December 31, 2008, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the six months ended June 30, 2009 and 2008, the Company recorded increases of approximately $5.4 million and $1.9 million, respectively, related to its prior years claims reserves as a result of adverse developments on individual claims or matters. The Company’s net income and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $3.2 million, or $0.36 per basic common share and $0.35 per diluted common share, for the six months ended June 30, 2009 and $1.1 million, or $0.12 per basic and diluted common share, for the six months ended June 30, 2008. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity and can fluctuate as a result of court decisions or as new facts become available. Given the inherent degree of variability in any such estimates, the reserves reported at June 30, 2009 represent management’s best estimate of the amounts necessary to discharge the Company’s self-

insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the reserve for any adverse development is recorded.
18. Commitments and Contingencies
Litigation and Claims
       Lysager Professional Liability Suit. On November 22, 2008, PHS received an adverse jury verdict in the Sixth Judicial District in and for the County of Bannock, Idaho relating to a complaint filed on December 30, 2004 by Jamie Justice Amos Lysager and Taylor Lysager regarding medical care provided to the plaintiff while plaintiff was incarcerated at the Pocatello Women’s Correctional Center in Bannock County, Idaho in February 2004. The complaint alleged negligence, deliberate indifference and intentional infliction of emotional distress by PHS in providing medical care to plaintiff, then almost 33 weeks pregnant, associated with the premature delivery of plaintiff’s son and sought general and special damages and reimbursement for costs and attorneys fees incurred by plaintiff in connection with the litigation. The complaint also sought punitive damages alleging that the actions of PHS’ named defendant employees met the minimum statutory standard for jury consideration of the imposition of punitive damages against PHS, their employer. A jury trial commenced October 28, 2008 and ended, November 21, 2008. The verdict was received on November 22, 2008 and consisted of compensatory damages of $0.1 million and punitive damages of $0.2 million awarded to plaintiff, and compensatory damages of $1.3 million and punitive damages of $2.0 million awarded to plaintiff’s son, resulting in an aggregate award of $3.6 million. Post-trial motions were heard on January 29, 2009, whereby PHS challenged the appropriateness and amounts of the verdict awarded to the plaintiffs and vigorously opposed plaintiff’s request for attorney fees on grounds of lack of entitlement and method of calculation. However, on March 10, 2009, by Memorandum Decision and Order, the plaintiff was granted an award for court costs and attorney fees totaling $0.2 million and the plaintiff’s son was granted an award for court costs and attorney fees totaling $1.6 million, resulting in an aggregate award of $1.8 million for court costs and attorney fees. PHS has filed an appeal to the Idaho Supreme Court seeking a reversal of the adverse verdict and judgment described above, as it believes there were several reversible errors made by the trial court. In relation to this appeal, the Company posted an appeal bond totaling $7.4 million. The Company believes that PHS’ appeal has merit and believes certain aspects of the appeal will ultimately result in a reduction of the award or a remand to a new trial on some or all of the claims. The Company believes that the possible loss associated with this litigation ranges from $1.5 million to $5.4 million. The Company has recorded reserves of $5.4 million, representing the initial jury verdict award plus the award for court costs and attorney fees discussed above.
       Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has appealed the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of June 30, 2009, the Company has no reserves associated with this proceeding.
       Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of June 30, 2009, the Company has no reserves associated with this proceeding.
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
       Finally, as of June 30, 2009, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
       Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer, at that time, and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer, at that time, and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the parties completed the briefs on the motion in May 2007. On March 31, 2009, the Court ruled on the defendants’ motion to dismiss, granting it in part and denying it in part. While the Court’s ruling dismissed significant portions of plaintiffs’ amended complaint and, as a result, narrowed the scope of plaintiffs’ claims, none of the defendants were dismissed from the case and several of plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 remain. The parties were not in agreement as to the scope of the Court’s order and defendants filed a motion to confirm which claims the Court dismissed in its March 31, 2009 ruling. The Court recently granted defendants’ motion to confirm the scope of the dismissal order, ruling that certain of Plaintiff’s claims had been in fact dismissed. The Court also confirmed, however, that certain other claims remained viable.
       Although the Company believes that it has meritorious liability and damages defenses to the securities class action and intends to defend it vigorously, it is unable at this time to predict the outcome of this action or, if adversely determined, reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above and, as a result, has not recorded any reserves related to this matter. There is risk that some or all of the claims will not be covered by such policies, or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations and/or stock price.
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
Other Matters
       A law firm representing a former inmate, for whom the Company provided healthcare services, has sent notice asserting that the Company was responsible for permanent injuries to the inmate. The Company has participated in discussions with this law firm but no litigation has yet been filed. As of June 30, 2009, the Company has reserved $3.4 million related to this matter. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted, however, given the nature of the alleged circumstances, the asserted damages could be material. The Company intends to vigorously pursue the defense of any litigation related to this matter, however, future developments related to this matter could have a material adverse effect on the Company’s results of operations or financial position in future periods.
       The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2009. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
       The Company is required under certain contracts to provide performance bonds. At June 30, 2009, the Company had outstanding performance bonds totaling approximately $15.5 million. These performance bonds are collateralized by letters of credit totaling $3.3 million, which are included in the total outstanding standby letters of credit of $6.9 million discussed in Note 15.
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
       The table below sets forth the computation of basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share, for the quarters and six months ended June 30, 2009 and 2008 (in thousands, except share and per share amounts).

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$2,089	$1,197	$2,998	$1,954
Income (loss) from discontinued operations, net of taxes	14	154	(196)	379

Numerator for basic and diluted net income per share	$2,103	$1,351	$2,802	$2,333

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	8,955,847	9,194,473	8,947,655	9,187,139
Effect of dilutive securities:
Employee stock options and restricted shares	213,554	23,952	130,450	22,344

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,169,401	9,218,425	9,078,105	9,209,483

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss) per common share - basic:
Income from continuing operations	$0.23	$0.13	$0.34	$0.21
Income (loss) from discontinued operations, net of taxes	-	0.02	(0.03)	0.04

Net income	$0.23	$0.15	$0.31	$0.25

Net income (loss) per common share – diluted:
Income from continuing operations	$0.23	$0.13	$0.33	$0.21
Income (loss) from discontinued operations, net of taxes	-	0.02	(0.02)	0.04

Net income	$0.23	$0.15	$0.31	$0.25

       The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Options excluded from computation of diluted income per share as effect would be anti-dilutive	621,467	1,090,499	967,525	1,095,603

Weighted average exercise price of excluded options	$21.64	$17.87	$18.80	$17.87

Restricted shares excluded from computation of diluted income per share as effect would be anti-dilutive	3,147	122,241	13,098	122,485

20. Comprehensive Income
       For the quarters and six months ended June 30, 2009 and 2008, the Company’s comprehensive income was equal to net income.
21. Share Repurchases
       On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the six months ended June 30, 2009, the Company repurchased and retired a total of 209,850 common shares at an aggregate cost of approximately $2.7 million. As of June 30, 2009, the Company has repurchased and retired a total of 456,750 common shares under the stock repurchase program at an aggregate cost of approximately $5.0 million.
22. Subsequent Event
       On July 28, 2009, the Company’s Board of Directors commenced a quarterly dividend program and declared a quarterly cash dividend on the Company’s common stock for the third quarter of $0.05 per share. The dividend is payable on September 9, 2009 to stockholders of record on August 19, 2009.
       In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 does not result in significant changes in the subsequent events that are reported either through recognition or disclosure in the consolidated financial statements.

       In accordance with SFAS No. 165, the Company evaluated all material events occurring subsequent to the balance sheet date of June 30, 2009 through July 30, 2009, the date the condensed consolidated financial statements were issued, for events requiring disclosure or recognition in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
       America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities. As of July 1, 2009, the Company provided and/or administered managed healthcare services under 63 contracts to approximately 178,000 inmates at over 170 sites in 21 states.
       The Company operates through its subsidiaries, Prison Health Services, Inc. (“PHS”), Correctional Health Services, LLC (“CHS”) and Secure Pharmacy Plus, LLC (“SPP”). ASG was incorporated in 1990 as a holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027. Its telephone number is (615) 373-3100.
       The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included herein.
Forward-Looking Statements
       This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations or financial position to differ materially from those expressed or implied by the forward-looking statements include, among other things:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;
•	whether or not government agencies continue to privatize correctional healthcare services;
•	risks arising from governmental budgetary pressures and funding;
•	the possible effect of adverse publicity on the Company’s business;
•	increased competition for new contracts and renewals of existing contracts;
•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;
•	the Company’s ability to limit its exposure for catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;
•	the Company’s ability to maintain and continually develop information technology and clinical systems;
•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to continue the payment of quarterly cash dividends, and if so, at the current amount;
•	the Company’s determination whether to repurchase shares under its stock repurchase program;
•	the Company’s dependence on key management and clinical personnel;
•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;
•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;
•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results;
•	the Company’s ability to expand its products beyond its traditional correctional health client base; and
•	risks arising from shareholder litigation.
       In addition to the factors referenced above and the other cautionary statements discussed in this report, you should also consider the risks included in Item 1A, “Risk Factors” contained in this Form 10-Q and Item 1A, “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other documents that the Company files from time to time with the Securities and Exchange Commission. Because these risk factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements.
Critical Accounting Policies And Estimates
General
       The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:
•	revenue (net of contractual allowances) and cost recognition (including the estimated cost of off-site medical claims);
•	cash and cash equivalents;
•	allowance for doubtful accounts;
•	loss contracts;
•	professional and general liability self-insurance retention;
•	other self-funded insurance reserves;
•	legal contingencies;
•	impairment of intangible assets and goodwill;
•	amortizable life of contract intangibles;
•	income taxes; and
•	share-based compensation.

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
       The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the six months ended June 30, 2009 and 2008.

	Percentage of Revenue from
	Continuing Operations
	For the Six Months	For the Six Months
Contract Category	Ended June 30, 2009	Ended June 30, 2008
Fixed Fee	13.3%	15.0%

Population Based	62.1%	58.4%

Cost Plus a Fee	24.6%	26.6%

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
       Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals and related benefits and all other direct costs of providing and/or administering the managed care, including the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for specific disease diagnoses illnesses. Certain of the Company’s contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, specific disease diagnoses illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For certain of its contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $375,000 per inmate up to an annual cap of $1.0 million per inmate. Amounts reimbursable per claim under the policy are further limited to the lessor of 60% of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
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
Cash and Cash Equivalents
       Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments which can be liquidated within three months or less when purchased. Due to the short term nature of these instruments, the carrying amounts approximate fair value.
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
       There are no loss contracts identified as of June 30, 2009.
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
       At June 30, 2009, the Company’s reserves for both known and incurred but not reported claims totaled $26.8 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Reserves for medical malpractice claims can also fluctuate as a result of court decisions or as new facts become available. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the six months ended June 30, 2009 and 2008, the Company recorded increases of approximately $5.4 million and $1.9 million, respectively, related to its prior year claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
       At June 30, 2009, the Company has approximately $8.3 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.9 million of this amount is related to workers’ compensation claims, of which approximately $3.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. These estimated liabilities are recorded on an undiscounted basis. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.

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
       In addition to professional and general liability claims and other legal proceedings in the ordinary course of business, the Company is involved in other legal matters related to an Audit Committee investigation, which was announced by the Company on October 24, 2005. See Part II – Item 1. “Legal Proceedings” for further information regarding the Audit Committee investigation and related legal matters.
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
       The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2009, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
       The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for each of the quarter and six months ended June 30, 2009 is 42.8%.
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
       It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at June 30, 2009 and there is no accrued interest and penalties included in income tax expense for the quarters and six months ended June 30, 2009 and 2008.
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

	Quarter ended		Six months ended
	June 30,		June 30,
Percentage of Healthcare Revenues	2009	2008	2009	2008
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	92.5	91.8	92.5	92.2

Gross margin	7.5	8.2	7.5	7.8
Selling, general and administrative expenses	4.7	5.7	5.1	5.5
Audit Committee investigation and related expenses	0.1	-	-	-
Depreciation and amortization	0.4	0.8	0.5	0.8

Income from operations	2.3	1.7	1.9	1.5
Interest, net	-	0.1	0.1	0.1

Income from continuing operations before income tax provision	2.3	1.6	1.8	1.4
Income tax provision	1.0	0.6	0.8	0.6

Income from continuing operations	1.3	1.0	1.0	0.8
Income (loss) from discontinued operations, net of taxes	-	0.1	-	0.2

Net income	1.3%	1.1%	1.0%	1.0%

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008
       Healthcare revenues. Healthcare revenues for the quarter ended June 30, 2009 increased $36.1 million, or 29.7%, from $121.7 million for the quarter ended June 30, 2008 to $157.8 million for the quarter ended June 30, 2009. Healthcare revenues in 2009 included $29.8 million of revenue growth resulting from correctional healthcare services contracts added subsequent to April 1, 2008 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at April 1, 2008 and continuing beyond June 30, 2009 experienced revenue growth of 5.2% consisting of additional revenue of $6.3 million during the second quarter of 2009 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
       Healthcare expenses. Healthcare expenses for the quarter ended June 30, 2009 increased $34.2 million, or 30.6%, from $111.7 million, or 91.8% of revenues, for the quarter ended June 30, 2008 to $145.9 million, or 92.5% of revenues, for the quarter ended June 30, 2009. Included in healthcare expenses for the quarters ended June 30, 2009 and 2008 is approximately $12,000 and $21,000, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added subsequent to April 1, 2008 through marketing activities accounted for $28.5 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at April 1, 2008 and continuing beyond June 30, 2009 experienced an increase in healthcare expenses of $5.7 million during the second quarter of 2009 as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $3.0 million and $1.1 million for the quarters ended June 30, 2009 and 2008, respectively, as a result of adverse development related to professional liability claims.
       Selling, general and administrative expenses. Selling, general and administrative expenses were $7.4 million, or 4.7% of revenues, for the quarter ended June 30, 2009 as compared to $6.9 million, or 5.7% of revenues, for the quarter ended June 30, 2008. Included in selling, general and administrative expenses for the quarters ended June 30, 2009 and 2008 is approximately $0.4 million and $0.5 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the quarter ended June 30, 2009 is approximately $0.8 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. Included in selling, general and administrative expenses for the quarter ended June 30, 2008 is approximately $0.5 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan.

       Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.1 million, for the quarter ended June 30, 2009. There were no Audit Committee investigation and related expenses incurred during the quarter ended June 30, 2008. The Audit Committee investigation and related expenses incurred in the quarter ended June 30, 2009 related to the legal costs of inquiry responses and lawsuit defenses related to the findings of an internal investigation conducted by the Audit Committee that concluded in March 2006. See Part II – Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
       Depreciation and amortization. Depreciation and amortization expense was $0.7 million and $1.0 million, respectively, for the quarters ended June 30, 2009 and 2008, respectively. The reduction in depreciation and amortization is due to a reduction in contract amortization.
       Interest, net. Net interest expense decreased to $56,000 for the quarter ended June 30, 2009 from $0.2 million for the quarter ended June 30, 2008. This decrease is the result of a decrease in the average borrowings outstanding.
       Income tax provision. The income tax provision for the quarter ended June 30, 2009 was $1.6 million as compared with $0.7 million for the quarter ended June 30, 2008 as a result of the factors discussed above.
       Income from continuing operations. Income from continuing operations for the quarter ended June 30, 2009 was $2.1 million, as compared with $1.2 million for the quarter ended June 30, 2008 as the result of the factors discussed above.
       Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, for the quarter ended June 30, 2009 was $14,000 as compared with $0.2 million for the quarter ended June 30, 2008. Income from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
       Net income. Net income for the quarter ended June 30, 2009 was $2.1 million, or 1.3% of revenues, as compared with $1.4 million, or 1.1% of revenues, for the quarter ended June 30, 2008. This change in net income resulted from the factors discussed above.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
       Healthcare revenues. Healthcare revenues for the six months ended June 30, 2009 increased $43.3 million, or 17.8%, from $243.7 million for the six months ended June 30, 2008 to $287.0 million for the six months ended June 30, 2009. Healthcare revenues in 2009 included $31.3 million of revenue growth resulting from correctional healthcare services contracts added subsequent to January 1, 2008 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2008 and continuing beyond June 30, 2009 experienced revenue growth of 5.0% consisting of additional revenue of $12.0 million during the six months ended June 30, 2009 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
       Healthcare expenses. Healthcare expenses for the six months ended June 30, 2009 increased $40.9 million, or 18.2%, from $224.7 million, or 92.2% of revenues, for the six months ended June 30, 2008 to $265.6 million, or 92.5% of revenues, for the six months ended June 30, 2009. Included in healthcare expenses for the six months ended June 30, 2009 and 2008 is approximately $24,000 and $45,000, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added subsequent to January 1, 2008 through marketing activities accounted for $30.3 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2008 and continuing beyond June 30, 2009 experienced an increase in healthcare expenses of $10.6 million during the six months ended June 30, 2009 as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $5.4 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively, as a result of adverse development related to professional liability claims.
       Selling, general and administrative expenses. Selling, general and administrative expenses were $14.7 million, or 5.1% of revenues, for the six months ended June 30, 2009 as compared to $13.3 million, or 5.5% of revenues, for the six months ended June 30, 2008. Included in selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 is approximately $0.9 million and $1.1 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the six months ended June 30, 2009 is approximately $1.4 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. Included in selling, general and administrative expenses for the six months ended June 30, 2008 is approximately $0.7 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan.
       Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.1 million for both the six months ended June 30, 2009 and 2008. The Audit Committee investigation and related expenses incurred in the six months ended June 30, 2009 and 2008 related to the legal costs of inquiry responses and lawsuit defenses related to the findings of an internal investigation conducted by the Audit Committee that concluded in March 2006. See Part II – Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
       Depreciation and amortization. Depreciation and amortization expense was $1.3 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. The reduction in depreciation and amortization expense is due to a reduction in contract amortization.
       Interest, net. Net interest expense decreased to $0.1 million for the six months ended June 30, 2009 from $0.4 million for the six months ended June 30, 2008. This decrease is the result of a decrease in the average borrowings outstanding.
       Income tax provision. The income tax provision for the six months ended June 30, 2009 was $2.2 million as compared with $1.3 million for the six months ended June 30, 2008 due to the factors discussed above.
       Income from continuing operations. Income from continuing operations for the six months ended June 30, 2009 was $3.0 million, as compared with $2.0 million for the six months ended June 30, 2008. This change in income from continuing operations resulted from the factors discussed above.
       Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the six months ended June 30, 2009 was $0.2 million as compared with income of $0.4 million for the six months ended June 30, 2008. The income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of SFAS No. 144. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of SFAS No. 144.
       Net income. Net income for the six months ended June 30, 2009 was $2.8 million, or 1.0% of revenues, as compared with $2.3 million, or 1.0% of revenues, for the six months ended June 30, 2008. This change in net income resulted from the factors discussed above.
Liquidity and Capital Resources
       Overview
       The Company had working capital of $14.7 million at June 30, 2009 compared to $8.3 million at December 31, 2008. At June 30, 2009, days sales outstanding in accounts receivable were 27, accounts payable days outstanding were 22 and accrued medical claims liability days outstanding were 47. At December 31, 2008, days sales outstanding in accounts receivable were 31, accounts payable days outstanding were 41 and medical claims liability days outstanding were 81.

       The Company had stockholders’ equity of $46.2 million at June 30, 2009 and $44.0 million at December 31, 2008. The Company had cash and cash equivalents of $31.5 million at June 30, 2009 compared to $24.9 million at December 31, 2008.
       Cash flows from operating activities represent the year to date net income plus adjustments for various non-cash charges, such as depreciation and amortization expense and share-based compensation expense, and changes in various components of working captial. Cash flows provided by operating activities during the six months ended June 30, 2009 were $10.3 million, an increase of $1.0 million from cash flows provided by operations during the six months ended June 30, 2008 of $9.3 million. The increase was primarily due to a combined net increase of $9.6 million in accrued expenses, accrued medical claims liability and deferred revenue in the six months ended June 30, 2009 as compared with a combined reduction of $12.2 million in these operating liabilities in the six months ended June 30, 2008. This was partially offset by an increase of $5.3 million in accounts receivable in the six months ended June 30, 2009 as compared with a reduction of $15.4 million in accounts receivable in the six months ended June 30, 2008.
       Cash flows used in investing activities were $2.0 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively, which represented purchases of property and equipment, which were financed through working capital.
       Cash flows used in financing activities during the six months ended June 30, 2009 were $1.6 million, which represented share repurchases of $2.7 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.2 million, excess tax benefits from share-based compensation arrangements of $0.1 million and cash receipts resulting from option exercises of $0.8 million. Cash flows provided by financing activities during the six months ended June 30, 2008 were $75,000, which represented the issuance of common stock under the Company’s employee stock purchase plan.
       Share Repurchases
       On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of June 30, 2009, the Company has repurchased and retired a total of 456,750 common shares under the stock repurchase program at an aggregate cost of approximately $5.0 million.
       Dividends
       On July 28, 2009, the Company’s Board of Directors commenced a quarterly dividend program and declared a quarterly cash dividend on the Company’s common stock for the third quarter of $0.05 per share. The dividend is payable on September 9, 2009 to stockholders of record on August 19, 2009.
       The Company’s Board of Directors’ adoption of a dividend program reflects the Company’s intent to return capital to stockholders. The Company expects that any future quarterly cash dividends will be paid from cash generated by the Company’s business in excess of its operating needs, interest and principal payments on indebtedness, dividends on any future senior classes of the Company’s capital stock, if any, capital expenditures, taxes and future reserves, if any. Any future dividends will be authorized by the Board of Directors and declared by the Company based upon a variety of factors deemed relevant by directors of the Company. In addition, financial covenants in the New Credit Agreement may restrict the Company’s ability to pay future quarterly dividends. The Board of Directors will continue to evaluate the Company’s dividend program each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects, and no assurance can be given that this dividend program will not change in the future.
       Credit Facility
       At June 30, 2009, the Company had a Second Amended and Restated Revolving Credit and Security Agreement (the “Prior Credit Agreement) with CapitalSource Finance, LLC. The Prior Credit Agreement was set to mature on October 31, 2011 and included a $40.0 million revolving credit facility under which the Company had available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Prior Credit Agreement was based on the Company’s collateral base, as determined under the Prior Credit Agreement, and was reduced by the amount of each outstanding standby letter of credit. The Prior Credit Agreement was secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2009, the Company had no borrowings outstanding under the Prior Credit Agreement and $22.4 million available for borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $6.9 million.
       The Prior Credit Agreement required the Company to maintain both a minimum level of EBITDA of $8.0 million and a minimum fixed charge coverage ratio of 1.75 on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Prior Credit Agreement defined EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Prior Credit Agreement defined the fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared.
       The Company was in compliance with the Prior Credit Agreement covenant requirements at June 30, 2009.
       Effective July 28, 2009, the Company cancelled the Prior Credit Agreement and entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The New Credit Agreement contains terms which are substantially the same as those that were in the Prior Credit Agreement except for modifications to the fixed charge coverage measurement as described below. The New Credit Agreement matures on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the New Credit Agreement is based on the Company’s collateral base, as determined under the New Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The New Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries.
       Borrowings under the New Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) $40.0 million (the “Borrowing Capacity”). Interest under the New Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2%, subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the New Credit Agreement.
       Under the terms of the New Credit Agreement, the Company is required to pay a monthly unused line fee equal to 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the New Credit Agreement for the month and the balance of any outstanding letters of credit.
       All amounts outstanding under the New Credit Agreement will be due and payable on October 31, 2011. If the New Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished.
       The New Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The New Credit Agreement defines EBITDA in the same manner as the Prior Credit Agreement.
       The New Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The New Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The New Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The New Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The New Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the New Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the New Credit Agreement is less than $20.0 million for the most recent calendar quarter.
       Liquidity and Capital Resources Outlook
       The Company currently believes that cash flows from operating activities, its available cash, and its expected available credit under the New Credit Agreement will continue to enable it to meet its contractual obligations and capital expenditure requirements for the foreseeable future. The Company may, from time to time, consider acquisitions involving other companies or assets. Such acquisitions or other opportunities may require the Company to raise additional capital by expanding its existing credit facility and/or issuing debt or equity securities, as market conditions permit. If the Company is unable to obtain such additional capital on a timely basis, on favorable terms or at all, it could have inadequate capital to operate its business, meet its contractual obligations and capital expenditure requirements or fund potential acquisitions. Current market and economic conditions, including turmoil and uncertainty in the financial services industry and credit markets and a global recession, have caused credit markets to tighten and led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Should the credit markets not improve, the Company can make no assurances that it would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable.
       Other Financing Transactions
       At June 30, 2009, the Company had standby letters of credit outstanding totaling $6.9 million which were collateralized by a reduction of availability under the Prior Credit Agreement.
       At June 30, 2009, the Company was contingently liable for $15.5 million of performance bonds. The performance bonds are collateralized by letters of credit totaling $3.3 million, which are included in the total outstanding standby letters of credit of $6.9 million discussed above.
       Off-Balance Sheet Transactions
       As of June 30, 2009, the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit and operating leases discussed above.
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
       SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amended SFAS No. 157 to delay the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of SFAS No. 157 on January 1, 2008 and the deferred provisions of SFAS No. 157 on January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations.
       Business Combinations. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) SFAS No. 141(R) addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard requires more assets and liabilities to be recorded at fair value and requires expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities be applied to acquisitions occurring prior to the effective date of this standard. The Company adopted SFAS No. 141(R) on January 1, 2009 and the adoption did not have a material impact on its financial position or results of operations.
       Subsequent Events. In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 does not result in significant changes in the subsequent events that are reported either through recognition or disclosure in the consolidated financial statements.
       FASB Codification. In June 2009, the FASB issued Statement of Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of SFAS No. 168 and the Codification do not change current U.S. GAAP and will not have an impact on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Company’s Prior Credit Agreement and New Credit Agreement. Both the Prior Credit Agreement and the New Credit Agreement contain interest rates based on the one-month LIBOR rate, subject to a minimum LIBOR rate of 3.14%; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate for the six months ended June 30, 2009 would have had no material effect on interest expense paid under the Prior Credit Agreement or New Credit Agreement. Interest expense represents approximately 0.1% and 0.1% of the Company’s revenues for the six months ended June 30, 2009 and 2008, respectively. The Company has no debt outstanding at June 30, 2009.

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
       Lysager Professional Liability Suit. On November 22, 2008, PHS received an adverse jury verdict in the Sixth Judicial District in and for the County of Bannock, Idaho relating to a complaint filed on December 30, 2004 by Jamie Justice Amos Lysager and Taylor Lysager regarding medical care provided to the plaintiff while plaintiff was incarcerated at the Pocatello Women’s Correctional Center in Bannock County, Idaho in February 2004. The complaint alleged negligence, deliberate indifference and intentional infliction of emotional distress by PHS in providing medical care to plaintiff, then almost 33 weeks pregnant, associated with the premature delivery of plaintiff’s son and sought general and special damages and reimbursement for costs and attorneys fees incurred by plaintiff in connection with the litigation. The complaint also sought punitive damages alleging that the actions of PHS’ named defendant employees met the minimum statutory standard for jury consideration of the imposition of punitive damages against PHS, their employer. A jury trial commenced October 28, 2008 and ended, November 21, 2008. The verdict was received on November 22, 2008 and consisted of compensatory damages of $0.1 million and punitive damages of $0.2 million awarded to plaintiff, and compensatory damages of $1.3 million and punitive damages of $2.0 million awarded to plaintiff’s son, resulting in an aggregate award of $3.6 million. Post-trial motions were heard on January 29, 2009, whereby PHS challenged the appropriateness and amounts of the verdict awarded to the plaintiffs and vigorously opposed plaintiff’s request for attorney fees on grounds of lack of entitlement and method of calculation. However, on March 10, 2009, by Memorandum Decision and Order, the plaintiff was granted an award for court costs and attorney fees totaling $0.2 million and the plaintiff’s son was granted an award for court costs and attorney fees totaling $1.6 million, resulting in an aggregate award of $1.8 million for court costs and attorney fees. PHS has filed an appeal to the Idaho Supreme Court seeking a reversal of the adverse verdict and judgment described above, as it believes there were several reversible errors made by the trial court. In relation to this appeal, the Company posted an appeal bond totaling $7.4 million. The Company believes that PHS’ appeal has merit and believes certain aspects of the appeal will ultimately result in a reduction of the award or a remand to a new trial on some or all of the claims. The Company believes that the possible loss associated with this litigation ranges from $1.5 million to $5.4 million. The Company has recorded reserves of $5.4 million, representing the initial jury verdict award plus the award for court costs and attorney fees discussed above.
       Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has appealed the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of June 30, 2009, the Company has no reserves associated with this proceeding.
       Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of June 30, 2009, the Company has no reserves associated with this proceeding.
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
       Finally, as of June 30, 2009, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
       Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer, at that time, and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer, at that time, and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the parties completed the briefs on the motion in May 2007. On March 31, 2009, the Court ruled on the defendants’ motion to dismiss, granting it in part and denying it in part. While the Court’s ruling dismissed significant portions of plaintiffs’ amended complaint and, as a result, narrowed the scope of plaintiffs’ claims, none of the defendants were dismissed from the case and several of plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 remain. The parties were not in agreement as to the scope of the Court’s order and defendants filed a motion to confirm which claims the Court dismissed in its March 31, 2009 ruling. The Court recently granted defendants’ motion to confirm the scope of the dismissal order, ruling that certain of Plaintiff’s claims had been in fact dismissed. The Court also confirmed, however, that certain other claims remained viable.
       Although the Company believes that it has meritorious liability and damages defenses to the securities class action and intends to defend it vigorously, it is unable at this time to predict the outcome of this action or, if adversely determined, reasonably estimate a range of possible damages. The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. It has given notice to its D&O insurers of the claims described above and, as a result, has not recorded any reserves related to this matter. There is risk that some or all of the claims will not be covered by such policies, or that, even if covered, the Company’s ultimate liability will exceed the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations and/or stock price.
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
       Other Matters. A law firm representing a former inmate, for whom the Company provided healthcare services, has sent notice asserting that the Company was responsible for permanent injuries to the inmate. The Company has participated in discussions with this law firm but no litigation has yet been filed. As of June 30, 2009, the Company has reserved $3.4 million related to this matter. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted, however, given the nature of the alleged circumstances, the asserted damages could be material. The Company intends to vigorously pursue the defense of any litigation related to this matter, however, future developments related to this matter could have a material adverse effect on the Company’s results of operations or financial position in future periods.
       The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at June 30, 2009. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS
       The Company previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factors discussed in its Annual Report on Form 10-K and the other information included elsewhere in this report, the risk factor discussed below should also be carefully considered. The risks discussed below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company deems immaterial may materially adversely affect our business, financial condition and/or results of operations.
       The Company has not established a minimum dividend payment level for its common stockholders and there are no assurances of the Company’s ability to pay dividends to common stockholders in the future. In July 2009, the Company’s Board of Directors adopted a quarterly dividend program for the purpose of returning capital to the Company’s stockholders. However, the Company has not established a minimum dividend payment level for its common stockholders and its ability to pay dividends may be harmed by the risks and uncertainties described in this report, the Company’s most recent Annual Report on Form 10-K and in the other documents it files from time to time with the SEC. Future dividends, if any, will be authorized by the Company’s Board of Directors and declared by the Company based upon a variety of factors deemed relevant by the Company’s directors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects. The Company can provide no assurance of its ability to pay dividends in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
       (c) Repurchases (shown in 000’s except share and per share amounts):

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
	(a) Total of		Shares Purchased	Value) of shares that
	Number of	(b) Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs (1)
April 2009 (4/1/09 to 4/30/09)	-	$-	-	$-
May 2009 (5/1/09 to 5/31/09)	69,850	$14.94	69,850	$9,957
June 2009 (6/1/09 to 6/30/09)	-	$-	-	$-
       (1) On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of June 30, 2009, the Company has repurchased and retired a total of 456,750 common shares at an aggregate cost of approximately $5.0 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
       Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       The Company’s Annual Meeting of Stockholders was held on Tuesday, June 9, 2009. Each of the individuals named below was elected a director of the Company at the Annual Meeting to serve as a director until the 2010 Annual Meeting or until his successor is duly elected and qualified. The results of the vote for election of directors to the Company’s Board of Directors were as follows:

Director	Votes For	Votes Withheld
Burton C. Einspruch, M.D.	5,939,363	1,441,614
William M. Fenimore, Jr.	6,137,563	1,243,414
John W. Gildea	5,077,357	2,303,620
Richard Hallworth	7,079,493	301,484
John C. McCauley	7,113,238	267,739
Michael W. Taylor	6,063,259	1,317,718
Richard D. Wright	5,792,055	1,588,922
       Stockholders also voted on a proposal to approve the Company’s 2009 Equity Incentive Plan (“2009 Plan”), a description of which can be found in the Company’s definitive proxy statement filed with the SEC on April 30, 2009. The results of the vote for the approval of the 2009 Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
4,947,277	1,263,278	2,361	1,168,061

ITEM 5.	OTHER INFORMATION
       Not applicable.

ITEM 6.	EXHIBITS

3.1 --	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2 --	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3 --	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2009).

4.1 --	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2 --	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1 --	America Service Group Inc. 2009 Equity Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2009).

10.2 --	Revolving Credit and Security Agreement dated July 28, 2009 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Bank, a California industrial bank, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2009).

11--	Computation of Per Share Earnings.*

31.1 --	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 --	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1--	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2--	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Dated: July 30, 2009