Form 10-Q
period 2009-09-30
AMERICA SERVICE GROUP INC /DE
filed 2009-10-29
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     There were 9,296,870 shares of common stock, par value $0.01 per share, outstanding as of October 27, 2009.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$35,598	$24,855
Accounts receivable, net of allowance for doubtful accounts of $440 and $417, respectively	50,938	41,007
Inventories	2,848	2,933
Prepaid expenses and other current assets	19,048	12,987
Current deferred tax assets	4,994	5,333

Total current assets	113,426	87,115
Property and equipment, net	8,022	6,442
Goodwill	40,772	40,772
Contracts, net	2,007	2,217
Other intangibles, net	—	154
Other assets	7,778	5,183

Total assets	$172,005	$141,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,475	$19,570
Accrued medical claims liability	24,317	14,743
Accrued expenses	47,375	36,466
Deferred revenue	8,693	8,052

Total current liabilities	97,860	78,831
Noncurrent portion of accrued expenses	24,651	17,146
Noncurrent deferred tax liabilities	2,587	1,860

Total liabilities	125,098	97,837

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at September 30, 2009 and December 31, 2008; 9,296,870 and 9,260,708 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	93	93
Additional paid-in capital	37,855	38,047
Retained earnings	8,959	5,906

Total stockholders’ equity	46,907	44,046

Total liabilities and stockholders’ equity	$172,005	$141,883

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements. The condensed consolidated balance sheet at
December 31, 2008 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Healthcare revenues	$159,848	$125,145	$446,850	$368,846
Healthcare expenses	150,101	113,607	415,653	338,295

Gross margin	9,747	11,538	31,197	30,551
Selling, general and administrative expenses	6,591	7,457	21,251	20,797
Corporate restructuring expenses	—	2,255	—	2,255
Audit Committee investigation and related expenses	973	99	1,106	157
Depreciation and amortization	662	929	1,959	2,803

Income from operations	1,521	798	6,881	4,539
Interest, net	28	176	148	625

Income from continuing operations before income tax provision	1,493	622	6,733	3,914
Income tax provision	649	368	2,891	1,706

Income from continuing operations	844	254	3,842	2,208
Income (loss) from discontinued operations, net of taxes	(128)	94	(324)	473

Net income	$716	$348	$3,518	$2,681

Net income (loss) per common share — basic:
Income from continuing operations	$0.09	$0.03	$0.43	$0.24
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	(0.04)	0.05

Net income	$0.08	$0.04	$0.39	$0.29

Net income (loss) per common share — diluted:
Income from continuing operations	$0.09	$0.03	$0.42	$0.24
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	(0.03)	0.05

Net income	$0.08	$0.04	$0.39	$0.29

Weighted average common shares outstanding:
Basic	8,998,512	9,130,847	8,964,710	9,168,474

Diluted	9,222,931	9,157,367	9,118,315	9,187,720

Dividends declared per share	$0.05	$—	$0.05	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,518	$2,681
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,967	2,834
Loss on retirement of fixed assets	31	21
Finance cost amortization	106	31
Deferred income taxes	1,209	1,553
Share-based compensation expense	1,378	2,295
Excess tax benefits from share-based compensation expense	(143)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,931)	10,707
Inventories	85	223
Prepaid expenses and other current assets	(6,061)	(1,567)
Other assets	(2,699)	2,124
Accounts payable	(2,095)	(2,979)
Accrued medical claims liability	9,574	(1,890)
Accrued expenses	18,414	5,294
Deferred revenue	641	(4,364)

Net cash provided by operating activities	15,994	16,963

Cash flows from investing activities:
Capital expenditures	(3,216)	(2,204)

Net cash used in investing activities	(3,216)	(2,204)

Cash flows from financing activities:
Share repurchases	(3,570)	(1,521)
Restricted stock repurchased from employees for employees’ tax liability	(177)	—
Excess tax benefits from share-based compensation expense	143	—
Dividends on common stock	(465)	—
Issuance of common stock	319	235
Exercise of stock options	1,715	32

Net cash used in financing activities	(2,035)	(1,254)

Net increase in cash and cash equivalents	10,743	13,505
Cash and cash equivalents at beginning of period	24,855	8,969

Cash and cash equivalents at end of period	$35,598	$22,474

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of September 30, 2009 and for the quarters and nine months ended September 30, 2009 and 2008 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applied on a basis consistent with those of the Company’s annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the quarters and nine months presented are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”).
     The preparation of the consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the financial statements include the Company’s accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, estimated amortizable life of contract intangibles, reductions in revenue for contractual allowances, allowance for doubtful accounts, legal contingencies and share-based compensation as well as accruals associated with employee health, workers’ compensation and professional and general liability claims, for which the Company is substantially self-insured. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
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
3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of September 30, 2009, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the quarter and nine months ended September 30,

2009, the Company recognized additional expense totaling $1.0 million and $1.1 million, respectively, relative to this matter which are primarily due to legal fees, the Company recording a contingent liability reserve and the Company entering into an insurance settlement relating to shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 (see Note 18).
4. Recent Accounting Pronouncements
     Fair Value Measurement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to fair value measurements. This pronouncement provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The pronouncement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.
     This pronouncement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, additional pronouncements were issued to delay the effective date of the fair value measurement pronouncement discussed above to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of this pronouncement on January 1, 2008 and the deferred provisions of it on January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations.
     Business Combinations. In December 2007, the FASB issued an accounting pronouncement related to business combinations. This pronouncement addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This pronouncement requires more assets and liabilities to be recorded at fair value and requires expense recognition (rather than capitalization) of certain pre-acquisition costs. It also requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this pronouncement requires this treatment of acquired deferred tax assets and liabilities be applied to acquisitions occurring prior to the effective date of this pronouncement. This pronouncement is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively. The Company adopted this pronouncement on January 1, 2009 and the adoption did not have a material impact on its financial position or results of operations.
5. Share-Based Compensation
     The Company has issued equity incentive awards to eligible employees and outside directors under the Amended and Restated Incentive Stock Plan, the Amended and Restated 1999 Incentive Stock Plan and the 2009 Equity Incentive Plan. The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with U.S. GAAP related to share-based payments. For each of the quarters ended September 30, 2009 and 2008, the Company recognized total share-based compensation costs of $0.5 million. For the nine months ended September 30, 2009 and 2008, the Company recognized total share-based compensation costs of $1.4 million and $1.6 million, respectively.
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

     No options were issued during the quarter and nine months ended September 30, 2009. A summary of option activity and changes during the nine months ended September 30, 2009 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2008	1,177,011	$17.26
Granted	—	—
Exercised	(148,588)	11.54
Canceled	(12,750)	13.73

Outstanding, September 30, 2009	1,015,673	$18.14	5.16	$1,580

Exercisable, September 30, 2009	965,673	$18.56	4.97	$1,254

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.
     A summary of the nonvested shares of restricted stock and activity during the nine months ended September 30, 2009 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2008	231,390	$12.68
Granted	132,700	12.56
Vested	(55,020)	11.41
Forfeited	(11,000)	13.42

Nonvested, September 30, 2009	298,070	$12.83

6. Discontinued Operations
     Pursuant to U.S. GAAP related to discontiuned operations, each of the Company’s correctional healthcare services contracts is a component of an entity whose operations can be distinguished from the rest of the Company. Therefore, when a correctional healthcare services contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period condensed consolidated statements of income have been reclassified.
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Healthcare revenues	$(62)	$4,315	$2,533	$15,046
Healthcare expenses	154	4,148	3,072	14,216

Gross margin	(216)	167	(539)	830
Depreciation and amortization	—	8	8	31

Income (loss) from discontinued operations before taxes	(216)	159	(547)	799
Income tax provision (benefit)	(88)	65	(223)	326

Income (loss) from discontinued operations, net of taxes	$(128)	$94	$(324)	$473

7. Fair Value of Financial Instruments
     The Company’s financial instruments reported in the condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Due to the short term nature of these instruments the carrying amounts approximate fair value.

8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Billed accounts receivable	$27,465	$16,064
Unbilled accounts receivable	25,209	24,126
Other accounts receivable	618	2,923

	53,292	43,113
Less: Allowances	(440)	(417)

	52,852	42,696
Less: Receivables reclassified as noncurrent	(1,914)	(1,689)

	$50,938	$41,007

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
9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Prepaid insurance	$4,320	$6,079
Prepaid cash deposits for professional liability claims losses	6,400	6,130
Insurance settlement receivable related to shareholder litigation (see Note 18)	7,554	—
Prepaid performance bonds	26	110
Prepaid other	748	668

	$19,048	$12,987

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	September 30,	December 31,	Estimated
	2009	2008	Useful Lives
Leasehold improvements	$196	$91	5 years
Equipment and furniture	9,360	8,342	5 years
Computer software	4,471	3,805	3-5 years
Medical equipment	1,152	1,101	5 years
Automobiles	62	66	5 years
Management information systems under development	1,897	712	—

	17,138	14,117
Less: Accumulated depreciation	(9,116)	(7,675)

	$8,022	$6,442

     Depreciation expense for the quarters ended September 30, 2009 and 2008 was approximately $0.6 million and $0.5 million, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was approximately $1.6 million and $1.4 million, respectively.
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
11. Other Assets
     Other assets are stated at amortized cost or net realizable value and are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Deferred financing costs	$60	$384
Less: Accumulated amortization	(2)	(281)

	58	103
Estimated prepaid professional liability claims losses	2,415	—
Prepaid insurance deposits	3,277	3,277
Noncurrent receivables	1,914	1,689
Other refundable deposits	114	114

	$7,778	$5,183

12. Contracts and Other Intangible Assets
The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Contracts:
Gross value	$4,000	$4,670
Less: Accumulated amortization	(1,993)	(2,453)

	$2,007	$2,217

Other intangible assets:
Gross value	$—	$2,400
Less: Accumulated amortization	—	(2,246)

	$—	$154

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

     Estimated aggregate amortization expense related to the above contract intangibles for the remainder of 2009 is $0.1 million and for each of the next four years is $0.3 million.
13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Salaries and employee benefits	$22,774	$20,013
Professional liability claims	27,773	22,033
Accrued workers’ compensation claims	7,261	6,263
Accrued loss contingency related to shareholder litigation (see Note 18)	8,000	—
Other	6,218	5,303

	72,026	53,612

Less: Noncurrent portion of professional liability and workers’ compensation claims	(24,651)	(17,146)

	$47,375	$36,466

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
     There are no loss contracts identified as of September 30, 2009.
15. Banking Arrangements
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2009, the Company had no borrowings outstanding under the Credit Agreement and $25.1 million available for borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $3.4 million.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) $40.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2%, subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the Credit Agreement.

     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished.
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business or other non-recurring gains.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter.
     The Company was in compliance with the Credit Agreement covenant requirements at September 30, 2009.
16. Income Taxes
     The Company accounts for income taxes under the provisions of U.S. GAAP related to income taxes. Under the asset and liability method of U.S. GAAP related to income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2009, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and nine months ended September 30, 2009 is 43.5% and 42.9%, respectively.

     The Company accounts for tax contingency accruals under the provisions of U.S. GAAP related to accounting for uncertainty in income taxes. The Company’s tax contingency accruals are reviewed quarterly and can be adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations.
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at September 30, 2009, and there is no accrued interest and penalties included in income tax expense for the quarters and nine months ended September 30, 2009 and 2008.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, open tax years related to state jurisdictions remain subject to examination.
17. Professional and General Liability Self-Insurance Retention
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $27.8 million and $22.0 million at September 30, 2009 and December 31, 2008, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the nine months ended September 30, 2009 and 2008, the Company recorded increases of approximately $5.6 million and $2.1 million, respectively, related to its prior years known claims reserves as a result of adverse developments on individual claims or matters. The Company’s net income and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $3.3 million, or $0.37 per basic common share and $0.36 per diluted common share, for the nine months ended September 30, 2009 and $1.2 million, or $0.13 per basic and diluted common share, for the nine months ended September 30, 2008. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity and can fluctuate as a result of court decisions or as new facts become available. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2009 represent management’s best estimate of the amounts necessary to discharge the Company’s self-insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the reserve for any adverse development is recorded.
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
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has appealed the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of September 30, 2009, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2009, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”) with a third lawsuit between the parties having been determined in favor of PHS. The lawsuit which is now final involved the term of PHS’ contract with the County. PHS contended that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County disputed PHS’ contention asserting that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
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
     The first of the two remaining lawsuits revolves around the County’s actions on or about May 5, 2006, when it opened a new detention facility. PHS believes that this new facility was not contemplated by the initial contract and represented a material increase in the staffing and equipment required to provide services to the County. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, as of September 30, 2009, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer, at that time, and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer, at that time, and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the

Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the parties completed the briefs on the motion in May 2007. On March 31, 2009, the Court ruled on the defendants’ motion to dismiss, granting it in part and denying it in part. While the Court’s ruling dismissed significant portions of plaintiffs’ amended complaint and, as a result, narrowed the scope of plaintiffs’ claims, none of the defendants were dismissed from the case and several of plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 remain. The parties were not in agreement as to the scope of the Court’s order and defendants filed a motion to confirm which claims the Court dismissed in its March 31, 2009 ruling. The Court granted defendants’ motion to confirm the scope of the dismissal order on July 20, 2009, ruling that certain of Plaintiff’s claims had been in fact dismissed. The Court also confirmed, however, that certain other claims remained viable.
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursue mediation of this matter. Mediation was held on September 30, 2009, and the parties continue with their negotiations. In the event the parties are unable to reach a settlement, the case will be re-opened by the Court.
     Although the Company believes that it has meritorious liability and damages defenses to the shareholder litigation case and, should mediation fail, intends to defend it vigorously, it is unable at this time to predict the outcome of this action or, if adversely determined, reasonably estimate a maximum amount of possible damages. However, based on negotiations to date, the Company has recorded a reserve of $8.0 million. This amount has been included in accrued expenses in the accompanying condensed consolidated balance sheet.
     The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of the shareholder litigation matter. The Company and its primary D&O carrier recently reached an agreement under which the Company and the primary D&O carrier will mutually release each other from future claims related to this matter and the primary D&O carrier will remit insurance proceeds to the Company totaling $8.0 million, less approximately $0.4 million in legal fees paid to date by the primary D&O carrier. As of September 30, 2009, the Company has recorded an insurance proceeds receivable totaling approximately $7.6 million which has been included in other current assets in the accompanying condensed consolidated balance sheet. The Company has paid and/or accrued additional legal fees incurred through September 30, 2009, of $0.7 million related to this matter. This will reduce the net insurance proceeds remaining for settlement of this matter and/or future legal fees to approximately $6.9 million.
     In addition to its primary D&O carrier, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. As of the date of this Quarterly Report on Form 10Q, the excess D&O carrier has denied coverage of this matter.
     There is a risk that the excess D&O carrier will continue to deny coverage of this matter, or that, even if covered, the Company’s ultimate liability will exceed its recorded reserve and the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations and/or stock price.
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.

Other Matters
     A law firm representing a former inmate, for whom the Company provided healthcare services, has sent notice asserting that the Company was responsible for permanent injuries to the inmate. The Company has participated in discussions with this law firm but no litigation has yet been filed. As of September 30, 2009, the Company has reserved $3.6 million related to this matter. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted, however, given the nature of the alleged circumstances, the asserted damages could be material. The Company intends to vigorously pursue the defense of any litigation related to this matter; however, future developments related to this matter could have a material adverse effect on the Company’s results of operations or financial position in future periods.
     The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2009. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.
Performance Bonds
     The Company is required under certain contracts to provide performance bonds. At September 30, 2009, the Company had outstanding performance bonds totaling approximately $15.1 million. These performance bonds are collateralized by letters of credit totaling $1.6 million, which are included in the total outstanding standby letters of credit of $3.4 million discussed in Note 15.
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
     The table below sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2009 and 2008 (in thousands, except share and per share amounts).

	Quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$844	$254	$3,842	$2,208
Income (loss) from discontinued operations, net of taxes	(128)	94	(324)	473

Numerator for basic and diluted net income per share	$716	$348	$3,518	$2,681

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	8,998,512	9,130,847	8,964,710	9,168,474
Effect of dilutive securities:
Employee stock options and restricted shares	224,419	26,520	153,605	19,246

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	9,222,931	9,157,367	9,118,315	9,187,720

Net income (loss) per common share — basic:
Income from continuing operations	$0.09	$0.03	$0.43	$0.24
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	(0.04)	0.05

Net income	$0.08	$0.04	$0.39	$0.29

Net income (loss) per common share — diluted:
Income from continuing operations	$0.09	$0.03	$0.42	$0.24
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	(0.03)	0.05

Net income	$0.08	$0.04	$0.39	$0.29

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per share because the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Options excluded from computation of diluted income per share as effect would be anti-dilutive	584,000	1,044,262	859,005	1,097,174

Weighted average exercise price of excluded options	$22.02	$18.25	$19.55	$17.85

Restricted shares excluded from computation of diluted income per share as effect would be anti-dilutive	19,000	92,227	11,236	152,478

20. Comprehensive Income
     For the quarters and nine months ended September 30, 2009 and 2008, the Company’s comprehensive income was equal to net income.
21. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the nine months ended September 30, 2009, the Company repurchased and retired a total of 261,450 common shares at an aggregate cost of approximately $3.6 million. As of September 30, 2009, the Company has repurchased and retired a total of 508,350 shares of common stock under the stock repurchase program at an aggregate cost of approximately $5.9 million.
22. Subsequent Event
     On October 26, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock for the 2009 fourth quarter. The dividend will be paid on December 9, 2009 to stockholders of record on November 18, 2009.
     In accordance with U.S. GAAP related to subsequent events, the Company evaluated all material events occurring subsequent to the balance sheet date of September 30, 2009 through October 29, 2009, the date the condensed consolidated financial statements were issued, for events requiring disclosure or recognition in the condensed consolidated financial statements.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities. As of October 1, 2009, the Company provided and/or administered managed healthcare services under 63 contracts to approximately 178,000 inmates at over 160 sites in 21 states.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations or financial position to differ materially from those expressed or implied by the forward-looking statements include, among other things:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for inmate medical costs, catastrophic illnesses, injuries or medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to continue the payment of quarterly cash dividends, and if so, at the current amount;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results;

•	the Company’s ability to expand its products beyond its traditional correctional health client base; and

•	risks arising from shareholder litigation.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the nine months ended September 30, 2009 and 2008.

	Percentage of Revenue from
	Continuing Operations
	For the Nine Months	For the Nine Months
Contract Category	Ended Sept. 30, 2009	Ended Sept. 30, 2008
Fixed Fee	13.1%	15.1%
Population Based	63.1%	58.6%
Cost Plus a Fee	23.8%	26.3%

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
     There are no loss contracts identified as of September 30, 2009.
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
     At September 30, 2009, the Company’s reserves for both known as well as incurred but not reported claims totaled $27.8 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Reserves for medical malpractice claims can also fluctuate as a result of court decisions or as new facts become available. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the nine months ended September 30, 2009 and 2008, the Company recorded increases of approximately $5.6 million and $2.1 million, respectively, related to its prior year known claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At September 30, 2009, the Company has approximately $8.7 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.3 million of this amount is related to workers’ compensation claims, of which approximately $3.3 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. These estimated liabilities are recorded on an undiscounted basis. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.

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
Impairment of Intangible Assets and Goodwill
     Goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The Company performed its most recent annual review as of December 31, 2008. Based on the results of this annual review, management determined that goodwill was not impaired. However, future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
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
     If the Company determines that the carrying value of goodwill may be impaired based upon the existence of one or more of the above indicators of impairment or as a result of its annual impairment review, the impairment will be measured using a fair-value-based goodwill impairment test. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.
     The Company’s other identifiable intangible assets, such as customer contracts acquired in acquisitions are amortized on the straight-line method over their estimated useful lives. The Company also assesses the potential impairment of its other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
Income Taxes
     The Company accounts for income taxes under the provisions of U.S. GAAP related to income taxes. Under the asset and liability method of U.S. GAAP related to income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2009, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and nine months ended September 30, 2009 is 43.5% and 42.9%, respectively.
     The Company accounts for tax contingency accruals under the provisions of U.S. GAAP related to accounting for uncertainty in income taxes. The Company’s tax contingency accruals are reviewed quarterly and can be adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations.
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at September 30, 2009 and there is no accrued interest and penalties included in income tax expense for the quarters and nine months ended September 30, 2009 and 2008.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Additionally, open tax years related to state jurisdictions remain subject to examination.
Share-Based Compensation
     The the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, the Company also uses judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to healthcare revenues of certain items in the condensed consolidated statements of income.

	Quarter ended		Nine months ended
	September 30,		September 30,
Percentage of Healthcare Revenues	2009	2008	2009	2008
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	93.9	90.8	93.0	91.7

Gross margin	6.1	9.2	7.0	8.3
Selling, general and administrative expenses	4.1	6.0	4.8	5.6
Corporate restructuring expenses	—	1.8	—	0.6
Audit Committee investigation and related expenses	0.6	0.1	0.3	0.1
Depreciation and amortization	0.4	0.7	0.4	0.8

Income from operations	1.0	0.6	1.5	1.2
Interest, net	0.1	0.1	—	0.1

Income from continuing operations before income tax provision	0.9	0.5	1.5	1.1
Income tax provision	0.4	0.3	0.6	0.5

Income from continuing operations	0.5	0.2	0.9	0.6
Income (loss) from discontinued operations, net of taxes	(0.1)	0.1	(0.1)	0.1

Net income	0.4%	0.3%	0.8%	0.7%

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
     Healthcare revenues. Healthcare revenues for the quarter ended September 30, 2009 increased $34.7 million, or 27.7%, from $125.1 million for the quarter ended September 30, 2008 to $159.8 million for the quarter ended September 30, 2009. Healthcare revenues in 2009 included $28.3 million of revenue growth resulting from correctional healthcare services contracts added subsequent to July 1, 2008 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at July 1, 2008 and continuing beyond September 30, 2009 experienced revenue growth of 5.0% consisting of additional revenue of $6.4 million during the third quarter of 2009 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended September 30, 2009 increased $36.5 million, or 32.1%, from $113.6 million, or 90.8% of revenues, for the quarter ended September 30, 2008 to $150.1 million, or 93.9% of revenues, for the quarter ended September 30, 2009. Included in healthcare expenses for each of the quarters ended September 30, 2009 and 2008 is approximately $13,000, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added subsequent to July 1, 2008 through marketing activities accounted for $30.9 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Included in healthcare expense related to this contract is approximately $2.5 million of expense for estimated off-site inmate medical claims incurred but not reported for the period April 1, 2009 through June 30, 2009. This increase in estimated inmate medical claims expenses related to an unanticipated increase in claims for the dates of service noted above processed during the month of August by the Company’s provider network subcontractor under this contract. Correctional healthcare services contracts in place at July 1, 2008 and continuing beyond September 30, 2009 experienced an increase in healthcare expenses of $5.6 million during the third quarter of 2009 as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.6 million, or 4.1% of revenues, for the quarter ended September 30, 2009 as compared to $7.5 million, or 6.0% of revenues, for the quarter ended September 30, 2008. Included in selling, general and administrative expenses for the quarters ended September 30, 2009 and 2008 is approximately $0.4 million and $0.5 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the quarter ended September 30, 2009 is a net reduction of accrued bonus expense related to the Company’s 2009 incentive compensation plan of approximately $0.3 million due to the financial performance for the quarter. Included in selling, general and administrative expenses for the quarter ended September 30, 2008 is approximately $1.0 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $1.0 million and $0.1 million, for the quarters ended September 30, 2009 and 2008, respectively. The Audit Committee investigation and related expenses incurred in the quarter ended September 30, 2009 primarily relate to shareholder litigation filed against the Company and certain individual defendants on April 6, 2006. See Part II — Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Corporate Restructuring Expenses. Corporate restructuring expenses were $2.3 million for the quarter ended September 30, 2008. There were no corporate restructuring expenses incurred for the quarter ended September 30, 2009.
     Depreciation and amortization. Depreciation and amortization expense was $0.7 million and $0.9 million, respectively, for the quarters ended September 30, 2009 and 2008, respectively. The reduction in depreciation and amortization is due to a reduction in contract amortization.
     Interest, net. Net interest expense decreased to $28,000 for the quarter ended September 30, 2009 from $0.2 million for the quarter ended September 30, 2008. This decrease is the result of a decrease in the average borrowings outstanding.
     Income tax provision. The income tax provision for the quarter ended September 30, 2009 was $0.6 million as compared with $0.4 million for the quarter ended September 30, 2008 as a result of the factors discussed above.
     Income from continuing operations. Income from continuing operations for the quarter ended September 30, 2009 was $0.8 million, as compared with $0.3 million for the quarter ended September 30, 2008 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended September 30, 2009 was $0.1 million as compared with income of $0.1 million for the quarter ended September 30, 2008. Income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of this application of U.S. GAAP.
     Net income. Net income for the quarter ended September 30, 2009 was $0.7 million, or 0.4% of revenues, as compared with $0.3 million, or 0.3% of revenues, for the quarter ended September 30, 2008. This change in net income resulted from the factors discussed above.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Healthcare revenues. Healthcare revenues for the nine months ended September 30, 2009 increased $78.1 million, or 21.1%, from $368.8 million for the nine months ended September 30, 2008 to $446.9 million for the nine months ended September 30, 2009. Healthcare revenues in 2009 included $60.1 million of revenue growth resulting from correctional healthcare services contracts added subsequent to January 1, 2008 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2008 and continuing beyond September 30, 2009 experienced revenue growth of 4.9% consisting of additional revenue of $18.0 million during the nine months ended September 30, 2009 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the nine months ended September 30, 2009 increased $77.4 million, or 22.9%, from $338.3 million, or 91.7% of revenues, for the nine months ended September 30, 2008 to $415.7 million, or 93.0% of revenues, for the nine months ended September 30, 2009. Included in healthcare expenses for the nine months ended September 30, 2009 and 2008 is approximately $37,000 and $0.1 million, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added subsequent to January 1, 2008 through marketing activities accounted for $61.6 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2008 and continuing beyond September 30, 2009 experienced an increase in healthcare expenses of $15.8 million during the nine months ended September 30, 2009 as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $5.6 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively, as a result of adverse development related to professional liability claims.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $21.3 million, or 4.8% of revenues, for the nine months ended September 30, 2009 as compared to $20.8 million, or 5.6% of revenues, for the nine months ended September 30, 2008. Included in selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 is approximately $1.3 million and $1.6 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the nine months ended September 30, 2009 is approximately $1.1 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. Included in selling, general and administrative expenses for the nine months ended September 30, 2008 is approximately $1.7 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $1.1 million for the nine months ended September 30, 2009 compared to $0.2 million for the nine months ended September 30, 2008. The Audit Committee investigation and related expenses incurred in the nine months ended September 30, 2009 and 2008 primarily relate to shareholder litigation filed against the Company and certain individual defendants on April 6, 2006. See Part II — Item 1, “Legal Proceedings” for further discussion of the Audit Committee investigation and related legal matters.
     Corporate Restructuring Expenses. Corporate restructuring expenses were $2.3 million for the nine months ended September 30, 2008. There were no corporate restructuring expenses incurred for the nine months ended September 30, 2009.
     Depreciation and amortization. Depreciation and amortization expense was $2.0 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. The reduction in depreciation and amortization expense is due to a reduction in contract amortization.
     Interest, net. Net interest expense decreased to $0.1 million for the nine months ended September 30, 2009 from $0.6 million for the nine months ended September 30, 2008. This decrease is the result of a decrease in the average borrowings outstanding.
     Income tax provision. The income tax provision for the nine months ended September 30, 2009 was $2.9 million as compared with $1.7 million for the nine months ended September 30, 2008 due to the factors discussed above.
     Income from continuing operations. Income from continuing operations for the nine months ended September 30, 2009 was $3.8 million, as compared with $2.2 million for the nine months ended September 30, 2008. This change in income from continuing operations resulted from the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the nine months ended September 30, 2009 was $0.3 million as compared with income of $0.5 million for the nine months ended September 30, 2008. The income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of this application of U.S. GAAP.
     Net income. Net income for the nine months ended September 30, 2009 was $3.5 million, or 0.8% of revenues, as compared with $2.7 million, or 0.7% of revenues, for the nine months ended September 30, 2008. This change in net income resulted from the factors discussed above.

Liquidity and Capital Resources
     Overview
     The Company had working capital of $15.6 million at September 30, 2009 compared to $8.3 million at December 31, 2008. At September 30, 2009, days sales outstanding in accounts receivable were 29, accounts payable days outstanding were 21 and accrued medical claims liability days outstanding were 45. Each of these metrics have been favorably impacted by the Company’s new contract with the State of Michigan Department of Corrections, which commenced on April 1, 2009. At December 31, 2008, days sales outstanding in accounts receivable were 31, accounts payable days outstanding were 41 and medical claims liability days outstanding were 81.
     The Company had stockholders’ equity of $46.9 million at September 30, 2009 and $44.0 million at December 31, 2008. The Company had cash and cash equivalents of $35.6 million at September 30, 2009 compared to $24.9 million at December 31, 2008.
     Cash flows from operating activities represent the year to date net income plus adjustments for various non-cash charges, such as depreciation and amortization expense and share-based compensation expense, and changes in various components of working capital. Cash flows provided by operating activities during the nine months ended September 30, 2009 were $16.0 million, a decrease of $1.0 million from cash flows provided by operations during the nine months ended September 30, 2008 of $17.0 million. The decrease was primarily due to a combined net increase of $18.7 million in accounts receivable, prepaid expenses and other current assets and other assets in the nine months ended September 30, 2009 as compared with a combined reduction of $11.3 million in these operating assets in the nine months ended September 30, 2008. This was partially offset by a combined net increase of $28.6 million in accrued expenses, accrued medical claims liability and deferred revenue in the nine months ended September 30, 2009 as compared with a combined reduction of $1.0 million in these operating liabilities in the nine months ended September 30, 2008.
     Cash flows used in investing activities were $3.2 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively, which represented capital expenditures, which were financed through working capital.
     Cash flows used in financing activities during the nine months ended September 30, 2009 were $2.0 million, which represented share repurchases of $3.6 million, restricted stock repurchased from employees for employees’ tax liability of $0.2 million and dividends on common stock of $0.5 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.3 million, excess tax benefits from share-based compensation arrangements of $0.1 million and cash receipts resulting from option exercises of $1.7 million. Cash flows used in financing activities during the nine months ended September 30, 2008 were $1.3 million, which resulted from the share repurchases of $1.5 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.2 million.
     Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of September 30, 2009, the Company has repurchased and retired a total of 508,350 shares of common stock under the stock repurchase program at an aggregate cost of approximately $5.9 million.
     The stock repurchase program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility.
     Dividends
     On October 26, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock for the 2009 fourth quarter. The dividend will be paid on December 9, 2009 to stockholders of record on November 18, 2009.
     The Board of Directors’ recent adoption of a dividend program reflects the Company’s intent to return capital to stockholders. The Company expects that any future quarterly cash dividends will be paid from cash generated by the Company’s business in excess of its operating needs, interest and principal payments on indebtedness, dividends on any future senior classes of the Company’s capital stock, if any, capital expenditures, taxes and future reserves, if any. Any future dividends will be authorized by the Board of Directors and declared by the Company based upon a variety of factors deemed relevant by directors of the Company. In addition, financial covenants in the Credit Agreement may restrict the Company’s ability to pay future quarterly dividends. The Board of Directors will continue to evaluate the Company’s dividend program each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects, and no assurance can be given that this dividend program will not change in the future.
     Credit Facility
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility under which the Company has available standby letters of credit up to $15.0 million. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2009, the Company had no borrowings outstanding under the Credit Agreement and $25.1 million available for borrowing, based on the Company’s collateral base on that date less outstanding standby letters of credit totaling $3.4 million.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) $40.0 million (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2%, subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month and the balance of any outstanding letters of credit.
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between 1.0% and 3.0% of the Borrowing Capacity depending on the date extinguished.
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense and loss from asset sales outside of the normal course of business, minus gains on asset sales outside the normal course of business or other non-recurring gains.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter.
     The Company was in compliance with the Credit Agreement covenant requirements at September 30, 2009.

     Liquidity and Capital Resources Outlook
     The Company currently believes that cash flows from operating activities, its available cash, and its expected available credit under the Credit Agreement will continue to enable it to meet its contractual obligations and capital expenditure requirements for the foreseeable future. The Company may, from time to time, consider acquisitions involving other companies or assets. Such acquisitions or other opportunities may require the Company to raise additional capital by expanding its existing credit facility and/or issuing debt or equity securities, as market conditions permit. If the Company is unable to obtain such additional capital on a timely basis, on favorable terms or at all, it could have inadequate capital to operate its business, meet its contractual obligations and capital expenditure requirements or fund potential acquisitions. Current market and economic conditions, including turmoil and uncertainty in the financial services industry and credit markets and a global recession, have caused credit markets to tighten and led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Should the credit markets not improve, the Company can make no assurances that it would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable.
     Other Financing Transactions
     At September 30, 2009, the Company had standby letters of credit outstanding totaling $3.4 million which were collateralized by a reduction of available borrowing under the Credit Agreement.
     At September 30, 2009, the Company was contingently liable for $15.1 million of performance bonds. The performance bonds are collateralized by letters of credit totaling $1.6 million, which are included in the total outstanding standby letters of credit of $3.4 million discussed above.
     Off-Balance Sheet Transactions
     As of September 30, 2009, the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above and operating leases.
     Recent Accounting Pronouncements
     Fair Value Measurement. In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to fair value measurements. This pronouncement provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The pronouncement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.
     This pronouncement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, additional pronouncements were issued to delay the effective date of the fair value measurement pronouncement discussed above to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the non-deferred provisions of this pronouncement on January 1, 2008 and the deferred provisions of it on January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations.
     Business Combinations. In December 2007, the FASB issued an accounting pronouncement related to business combinations. This pronouncement addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This pronouncement requires more assets and liabilities to be recorded at fair value and requires expense recognition (rather than capitalization) of certain pre-acquisition costs. It also requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this pronouncement requires this treatment of acquired deferred tax assets and liabilities be applied to acquisitions occurring prior to the effective date of this pronouncement. This pronouncement is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively. The Company adopted this pronouncement on January 1, 2009 and the adoption did not have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Company’s Credit Agreement. The Credit Agreement contains an interest rate based on the one-month LIBOR rate, subject to a minimum LIBOR rate of 3.14%; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate for the nine months ended September 30, 2009 would have had no material effect on interest expense paid under the Credit Agreement. Interest expense represents less than 0.1% and approximately 0.1% of the Company’s revenues for the nine months ended September 30, 2009 and 2008, respectively. The Company has no debt outstanding at September 30, 2009.
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
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has appealed the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of September 30, 2009, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of September 30, 2009, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in two lawsuits with its former client, Baltimore County, Maryland (the “County”) with a third lawsuit between the parties having been determined in favor of PHS. The lawsuit which is now final involved the term of PHS’ contract with the County. PHS contended that the original term of this contract expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County disputed PHS’ contention asserting that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings, and, at the County’s request, PHS continued to provide healthcare services to the County pending the judicial resolution of the dispute, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County.
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
     The first of the two remaining lawsuits revolves around the County’s actions on or about May 5, 2006, when it opened a new detention facility. PHS believes that this new facility was not contemplated by the initial contract and represented a material increase in the staffing and equipment required to provide services to the County. The County informed PHS that it expected PHS to provide the same services at the new facility at no increase in price. Accordingly, on or about July 12, 2006, PHS filed a complaint for a declaratory judgment against the County in the Circuit Court for Baltimore County, Maryland seeking to have the Court declare that PHS is under no obligation to provide personnel or services to the County at the new facility. During the pendency of this lawsuit, PHS was providing services at the new facility under a reservation of rights.
     Finally, as of September 30, 2009, PHS has approximately $1.7 million of receivables due from this former client, primarily related to services rendered between April 1, 2006 and September 14, 2006. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the remaining declaratory judgment action discussed above could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivable amount.
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
     Shareholder Litigation. On April 6, 2006, plaintiffs filed the first of four similar securities class action lawsuits in the United States District Court for the Middle District of Tennessee against the Company and the Company’s Chief Executive Officer, at that time, and Chief Financial Officer. Plaintiffs’ allegations in these class action lawsuits are substantially identical and generally allege on behalf of a putative class of individuals who purchased the Company’s common stock between September 24, 2003 and March 16, 2006 that, prior to the Company’s announcement of the Audit Committee investigation, the Company and/or the Company’s Chief Executive Officer, at that time, and Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated August 3, 2006, the district court consolidated the lawsuits into one consolidated action and on October 31, 2006, plaintiff filed an amended complaint adding SPP, Enoch E. Hartman III and Grant J. Bryson as defendants. Enoch E. Hartman III is a former employee of the Company and SPP and Grant J. Bryson is a former employee of SPP. The amended complaint also generally alleges that defendants made false and misleading statements concerning the Company’s business which caused the Company’s securities to trade at inflated prices during the class period. Plaintiff seeks an unspecified amount of damages in the form of (i) restitution; (ii) compensatory damages, including interest; and (iii) reasonable costs and expenses. Defendants moved to dismiss the amended complaint on January 19, 2007, and the parties completed the briefs on the motion in May 2007. On March 31, 2009, the Court ruled on the defendants’ motion to dismiss, granting it in part and denying it in part. While the Court’s ruling dismissed significant portions of plaintiffs’ amended complaint and, as a result, narrowed the scope of plaintiffs’ claims, none of the defendants were dismissed from the case and several of plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 remain. The parties were not in agreement as to the scope of the Court’s order and defendants filed a motion to confirm which claims the Court dismissed in its March 31, 2009 ruling. The Court granted defendants’ motion to confirm the scope of the dismissal order on July 20, 2009, ruling that certain of Plaintiff’s claims had been in fact dismissed. The Court also confirmed, however, that certain other claims remained viable.
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursue mediation of this matter. Mediation was held on September 30, 2009, and the parties continue with their negotiations. In the event the parties are unable to reach a settlement, the case will be re-opened by the Court.
     Although the Company believes that it has meritorious liability and damages defenses to the shareholder litigation case and, should mediation fail, intends to defend it vigorously, it is unable at this time to predict the outcome of this action or, if adversely determined, reasonably estimate a maximum amount of possible damages. However, based on negotiations to date, the Company has recorded a reserve of $8.0 million. This amount has been included in accrued expenses in the accompanying condensed consolidated balance sheet.
     The Company maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of the shareholder litigation matter. The Company and its primary D&O carrier recently reached an agreement under which the Company and the primary D&O carrier will mutually release each other from future claims related to this matter and the primary D&O carrier will remit insurance proceeds to the Company totaling $8.0 million, less approximately $0.4 million in legal fees paid to date by the primary D&O carrier. As of September 30, 2009, the Company has recorded an insurance proceeds receivable totaling approximately $7.6 million which has been included in other current assets in the accompanying condensed consolidated balance sheet. The Company has paid and/or accrued additional legal fees incurred through September 30, 2009, of $0.7 million related to this matter. This will reduce the net insurance proceeds remaining for settlement of this matter and/or future legal fees to approximately $6.9 million.
     In addition to its primary D&O carrier, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. As of the date of this Quarterly Report on Form 10Q, the excess D&O carrier has denied coverage of this matter.
     There is a risk that the excess D&O carrier will continue to deny coverage of this matter, or that, even if covered, the Company’s ultimate liability will exceed its recorded reserve and the available limits of insurance. Accordingly, the ultimate resolution of these matters could have a material adverse impact on the Company’s business, financial condition, liquidity, results of operations and/or stock price.
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. The Company has cooperated and intends to continue to cooperate with the Delaware Department of Justice during its inquiry.
     Other Matters. A law firm representing a former inmate, for whom the Company provided healthcare services, has sent notice asserting that the Company was responsible for permanent injuries to the inmate. The Company has participated in discussions with this law firm but no litigation has yet been filed. As of September 30, 2009, the Company has reserved $3.4 million related to this matter. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted, however, given the nature of the alleged circumstances, the asserted damages could be material. The Company intends to vigorously pursue the defense of any litigation related to this matter; however, future developments related to this matter could have a material adverse effect on the Company’s results of operations or financial position in future periods.
     The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable is included in accrued expenses at September 30, 2009. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Repurchases (shown in 000’s except share and per share amounts):

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar
	(a) Total of		Shares Purchased	Value) of shares that
	Number of	(b) Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs (2)
July 2009 (7/1/09 to 7/31/09)	—	$—	—	$—
August 2009 (8/1/09 to 8/31/09)	61,884	$17.40	51,600	$9,056
September 2009 (9/1/09 to 9/30/09)	—	$—	—	$—

(1)	On August 3, 2009, the Company purchased 10,284 shares from employees to satisfy the employees’ tax liability relating to the vesting of restricted stock.

(2)	On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of September 30, 2009, the Company has repurchased and retired a total of 508,350 shares of common stock under the stock repurchase program at an aggregate cost of approximately $5.9 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS
3.1 —	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2 —	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3 —	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2009).

4.1 —	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2 —	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1 —	Revolving Credit and Security Agreement dated July 28, 2009 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Bank, a California industrial bank, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2009).

10.2 —	Form of August 2009 Employee Stock Grant Certification under the America Service Group Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2009).

11 —	Computation of Per Share Earnings.*

31.1 —	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by U.S. GAAP related to earnings per share is provided in Note 19 to the condensed consolidated financial statements in this report.

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

Dated: October 29, 2009