Form 10-K
period 2009-12-31
AMERICA SERVICE GROUP INC /DE
filed 2010-03-08
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2009 (based on the last reported closing price per share of Common Stock as reported on the Nasdaq Global Select Market on such date) was approximately $144,137,583. As of March 1, 2010, the registrant had 8,947,370 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Portions of the Company’s Annual Report to Stockholders for fiscal year 2009 and portions of the Company’s Definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders to be held on June 8, 2010 are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K.

PART I
Cautionary Statement Regarding Forward-Looking Information
     This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations to differ materially from those expressed or implied by forward looking statements including, among other things:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for medical malpractice claims in excess of amounts covered under contracts or insurance coverage and for catastrophic illnesses or injuries;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to continue the payment of quarterly cash dividends, and if so, at the current amount;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years or the previous restatement of the Company’s financial results; and

•	the risk that recent legal settlements, including settlement in principle of the shareholder litigation, are not approved by the respective courts.
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
Item 1. Business
General
     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”) and Correctional Health Services, LLC (“CHS”), contracts to provide and/or administer managed healthcare services to over 160 correctional facilities throughout the United States. Prior to May 1, 2007, the Company, through its subsidiary Secure Pharmacy Plus, LLC (“SPP”), was also a distributor of pharmaceuticals and medical supplies. The Company is a leading non-governmental provider and/or administrator of correctional healthcare services in the United States.
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
     The following table sets forth certain information regarding the Company’s correctional healthcare and, prior to May 1, 2007, pharmacy contracts.

	Historical December 31,
	2009	2008	2007	2006	2005
Number of correctional contracts(1)	62	64	60	92	105
Average number of inmates in all facilities covered by correctional contracts(2)	173,172	130,749	131,459	175,728	218,170

(1)	Indicates the number of contracts in effect at the end of the period specified. The 2006 and 2005 number of correctional contracts also includes independent pharmacy distribution contracts totaling 16 and 24, respectively, which are not included in the 2007, 2008 and 2009 number of correctional contracts due to the Transaction discussed above.

(2)	Based on an average number of inmates during the last month of each period specified. The 2006 and 2005 inmate counts also include inmates under independent pharmacy distribution contracts totaling approximately 11,000 and 32,000, respectively, which are not included in the 2007, 2008 and 2009 inmate counts due to the Transaction discussed above.
     ASG was incorporated in 1990 as a Delaware holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027.

Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2009, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the year ended December 31, 2009, the Company recognized additional expense totaling $8.4 million relative to this matter due to the Company recording a reserve related to the settlement in principle reached on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006; an insurance settlement for $8.0 million entered into by the Company and its primary directors and officers liability (“D&O”) insurance carrier; and legal expenses. The settlement regarding the shareholder litigation, which is subject to final documentation as well as approval by the Court, provides for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock and would lead to a dismissal with prejudice of all claims against all defendants in the litigation (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”).
Correctional Healthcare Services
     The Company, through PHS and CHS, contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental entities, none of which are dependent on third party payment sources although they are dependent on appropriate governmental funding. The Company provides and/or administers a wide range of on-site healthcare programs, and arranges for and oversees off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed by third parties through arrangements with independent doctors and local hospitals. For the years ended December 31, 2009, 2008 and 2007, revenues from correctional healthcare services accounted for 100%, 100% and 99.4%, respectively, of the Company’s healthcare revenues from continuing operations and discontinued operations combined. Required financial information related to this business segment is set forth in Note 23 to the Company’s consolidated financial statements.
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
     At December 31, 2009, contracts accounting for approximately 7.8% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2009 contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates. However, none of these contracts has longer than one year remaining without a termination provision.
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
Pharmaceutical Distribution Services
     Prior to May 1, 2007, the Company, through SPP, contracted with federal, state and local governments and certain private entities (including PHS) to distribute pharmaceuticals and certain medical supplies to inmates of correctional facilities. However, as discussed above in Item 1. “General — Business,” SPP sold certain of its assets to Maxor effective April 30, 2007 which ended the Company’s participation in pharmaceutical distribution services as a separate segment. Required financial information related to this business segment is set forth in Note 23 to the Company’s consolidated financial statements.
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
     As of December 31, 2009, the Company had approximately 3,840 employees, including approximately 373 doctors and 1,899 nurses. The Company also utilizes approximately 1,063 independent contractors, including physicians, dentists, psychiatrists, psychologists and other healthcare professionals. Of the Company’s employees, approximately 655 are represented by labor unions. The Company believes that its employee relations are good.
Seasonality
     The Company’s business of correctional healthcare services is not materially impacted by seasonality.
Competition
     The business of providing correctional healthcare services to governmental entities is highly fragmented and competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it currently has approximately 7% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates currently has approximately 7% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates currently has approximately 2% of such market. The market share estimates shown above for the Company reflect its contracts currently in place. The market share estimates shown above for Correctional Medical Services and Wexford Health Sources, Inc., reflect the Company’s estimate of contracts currently held by these competitors. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market.
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
     Health Insurance Portability and Accountability Act of 1996. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for healthcare claims and payment transactions (“standard transactions”) submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. Beginning January 28, 2010, the Company began conducting certain standard transactions electronically. As a result, the Company became a HIPAA covered entity and is subject to applicable HIPAA regulations.
     HIPAA includes extensive privacy and security regulations governing the use and disclosure of protected health information by health care providers, health care plans and health care clearinghouses (“covered entities”) and requires covered entities to implement administrative, physical and technical safeguards to protect the security of such information. The American Recovery and Investment Act of 2009 (“ARRA”) expanded the scope of the HIPAA privacy and security regulations. ARRA increases civil penalties for violations of HIPAA and broadens the applicability of criminal penalties to employees of covered entities. ARRA also strengthens enforcement of HIPAA by requiring the U.S. Department of Health and Human Services to conduct periodic audits and authorizes state attorney generals to bring civil actions seeking injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. In addition to HIPAA, most states have enacted laws governing the use and disclosure of patient health information These state laws supersede HIPAA to the extent they are more restrictive than the privacy and security standards in HIPAA. The Company has in place a HIPAA compliance plan which is enforced and monitored for compliance by our privacy and security officers.
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
Major Contracts
     Substantially all of the Company’s operating revenue is derived from contracts with state, county and local governmental entities. The Company’s Rikers Island, New York contract accounted for approximately 20.1% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2009. The Company’s Commonwealth of Pennsylvania, Department of Corrections contract accounted for approximately 14.7% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2009. The Company’s contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections, which commenced on April 1, 2009, accounted for approximately 14.0% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2009. No other contract accounted for 10% or more of such revenues during the years ended December 31, 2009, 2008 or 2007. Summaries of the Company’s three largest contracts based on healthcare revenues from continuing and discontinued operations combined for the fiscal year ended December 31, 2009 follow below.
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
     Michigan Department of Corrections. On February 10, 2009, the Company, through PHS, and the State of Michigan entered into a three-year contract under which PHS will provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections (the “Michigan Contract”). PHS began providing prisoner health care services under the Michigan Contract on April 1, 2009. Compensation payable to PHS under the Michigan Contract is based on a fixed per prisoner per month rate that will be adjusted for changes in monthly average prisoner population and annually for inflation. Compensation is also subject to adjustment in accordance with the risk-sharing terms described in the Michigan Contract. After its initial three-year term, the Michigan Contract may be renewed for up to four additional one-year periods by mutual, written agreement of the parties not less than 30 days before the expiration of the then current term. Under the terms of the Michigan Contract, the State of Michigan may terminate the Michigan Contract for cause if PHS (i) breaches any of its material duties or obligations under the Michigan Contract, or (ii) fails to cure a breach within the time period specified in the written notice of breach provided by the State of Michigan. In addition, the State of Michigan may terminate the Michigan Contract if it determines that a termination is in its best interest. PHS has also agreed to indemnify, defend and hold harmless the State of Michigan from liability for injuries or damages that are attributable to the negligence or tortious acts of PHS, its employees, agents or subcontractors in its performance of the Michigan Contract.
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
     The Company is the subject of a certain government inquiry and we could become the subject of additional government investigations, enforcement actions or penalties in the future, any of which could adversely affect the Company. The Company could be the subject of future government investigations, enforcement actions or penalties. As previously and currently disclosed, the Company was the subject of an informal inquiry by the SEC as it related to the Audit Committee investigation. However, in November 2009, the SEC confirmed that its informal inquiry has been formally closed without any enforcement action. The SEC further confirmed it never issued a formal order of investigation or a Wells Notice relating to this matter.
      The Company was also the subject of an informal inquiry by the U.S. Attorney for the Middle District of Tennessee (the “U.S. Attorney”) with respect to those matters that were the subject of the Audit Committee’s internal investigation. The Company was recently informed that the U.S. Attorney has no active investigation against the Company. In addition, the Company has received notice from the Delaware Department of Justice, Office of Attorney General that it is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP for pharmaceutical services (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). Both the Audit Committee and the Company have cooperated and intend to continue to cooperate fully with the Delaware Attorney General regarding its inquiry. However, there can be no assurance that the Delaware Attorney General or any other governmental authority (including, without limitation, the governmental entities with which the Company entered into contractual relationships) will not take any action that would adversely affect the Company as a result of the matters investigated by the Audit Committee. Such actions could result in criminal, civil or other penalties, including the imposition of fines, the termination of existing contracts, the debarment from pursuing future business in certain jurisdictions or additional restatements of the Company’s financial statements. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations, cash flows or stock price.
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
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. The settlement, which is subject to final documentation as well as approval by the Court, provides for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock and would lead to a dismissal with prejudice of all claims against all defendants in the litigation. The preliminary total value of the settlement, based upon the Company’s closing share price for its common stock of $15.42 per share on February 19, 2010, is approximately $15.1 million. As such, the Company has recorded a reserve of $15.1 million, which has been included in accrued expenses in the Company’s consolidated balance sheet as of December 31, 2009. The final value of the settlement will be determined based upon the Company’s closing share price at the time of final approval of the settlement by the Court. The settlement provides for price protection to the plaintiffs in the event the closing share price is below $14.65 per share at the time of final approval of the settlement by the Court. In such event, the Company would pay in cash the difference between the share value at the time of final approval and $14.65 per share. The parties are formalizing the terms of the settlement through a written agreement which will be executed by the parties and presented to the Court for final approval. Upon final approval of the Court and payment of the settlement amount, the Company will consider this matter closed.
     In September 2009, the Company and its primary D&O carrier reached an agreement under which the Company and the primary D&O carrier mutually released each other from future claims related to this matter and the primary D&O carrier remitted insurance proceeds to the Company totaling $8.0 million, less approximately $0.4 million in legal fees paid by the primary D&O carrier as of the settlement date. The Company has paid and/or accrued additional legal fees incurred through December 31, 2009, of $0.8 million related to this matter.
     In addition to its primary D&O carrier, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. As of the date of this Annual Report on Form 10K, the excess D&O carrier has denied coverage of this matter.
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
     Additionally, the Company relies on a small number of client contracts for a significant portion of its revenues. The combined revenues of the Company’s Rikers Island, New York, Commonwealth of Pennsylvania, Department of Corrections and State of Michigan contracts accounted for approximately 48.7% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2009. The loss of any of these contracts could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. For more information on the Company’s significant contracts, see Item 1. “Business — Major Contracts.”
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
     The Company’s future growth depends, in part, on further privatization of correctional healthcare services and it can provide no assurances that such further privatization will occur. The Company’s future revenue growth depends, in part, on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes, based on marketplace information and internal estimates that no significant annualized correctional healthcare contract revenues were newly privatized in 2009 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow, or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.
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
     The Company’s business is highly competitive and increased competition could harm its business and operating results. The business of providing correctional healthcare services to governmental agencies is highly competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers, including certain state medical schools and other state or municipal organizations. The Company estimates that it currently has approximately 7% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates currently has approximately 7% of the combined privatized and non-privatized market, and Wexford Health Sources, Inc., which the Company estimates currently has approximately 2% of such market. The market share estimates shown above for the Company reflect its contracts currently in place. The market share estimates shown above for Correctional Medical Services and Wexford Health Sources, Inc., reflect the Company’s estimate of contracts currently held by these competitors. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share, or less favorable contract terms, and could seriously harm the Company’s business and operating results.

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
     Certain of the Company’s contracts expose it to costs related to catastrophic events, and therefore any such event could adversely affect the Company’s financial condition or results of operations. At December 31, 2009, contracts accounting for approximately 7.8% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2009 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits, there can be no assurance that the Company will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of the catastrophic limits contained in the Company’s insurance coverage could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.
     The Company depends on key personnel, the loss of whom could adversely affect its business and operating results. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Company has employment contracts with Richard Hallworth, President and Chief Executive Officer; Michael W. Taylor, Executive Vice President and Chief Financial Officer and Jonathan B. Walker, Senior Vice President and Chief Development Officer, as well as certain other key personnel. The Company does not maintain key man life insurance on any member of its senior management.
     The Company faces significant competition for qualified healthcare professionals and its failure to attract such professionals could adversely affect its operating results. The Company faces stiff competition for staffing, which may increase its labor, professional liability and other costs (including contractually mandated penalties) and reduce profitability. The Company competes with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of physicians, nurses and other medical support personnel is a significant operating issue to healthcare businesses. This scarcity may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts are structured as fixed fee and/or population based contracts, the Company’s ability to pass along increased labor costs is limited. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to obtain new contracts. Moreover, lack of success in this area could further result in the provision of negligent healthcare services or in the provision of untimely healthcare services, or in the allegation of such negligent or untimely services (whether valid or invalid), any or all of which could increase the Company’s exposure to professional, medical, pharmaceutical or other liability expenses. Additionally, approximately 48% of the Company’s contracts contain financial penalties that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2009, the Company incurred revenue deductions related to these criteria totaling approximately $0.2 million, or less than 1% of the Company’s total healthcare revenues from continuing operations and discontinued operations combined. Failure to attract qualified management and staff personnel for the day-to-day operations of the Company’s business could materially adversely affect the Company’s business and operating results.
     As a result of its business, the Company is exposed to professional liability claims and can provide no assurances that adequate levels of liability insurance will continue to be available or that it will not be exposed to claims in excess of its insurance coverage. The Company’s business ordinarily results in the Company becoming involved in actions for medical malpractice and other claims related to the provision of healthcare services with the attendant risk of substantial damage awards, or court endorsed non-monetary relief such as changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates (or their successors) alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals or entities with whom it contracts. All but one of the Company’s contracts generally provides for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional and general liability insurance; however, due to the use of adjustable premium policies in 2002 through 2006 and 2008 through 2009, with respect to a majority of its patients, the Company is effectively self-insured for professional liability claims incurred under its primary program. For 2007, the Company is insured through a claims made policy subject to per event and aggregate coverage limits. Any amounts ultimately incurred above the coverage limits contained in the Company’s professional and general liability insurance policies would be the responsibility of the Company. In addition to its primary program, the Company also has traditional risk transfer insurance policies that relate to certain specific healthcare services contracts. Many of the Company’s independent contractors maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. The Company indemnifies and pays for such coverage for some of its independent contractors. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. However, there can be no assurance that a future claim or claims will not exceed management’s loss estimates or the limits of available insurance coverage, the result of which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
     The Company’s failure to maintain effective internal control over financial reporting could adversely affect its business and operating results. Under rules of the SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to furnish in its Annual Report on Form 10-K for each fiscal year a report by management on its internal control over financial reporting. The Company’s report must contain, among other matters, an assessment of the effectiveness of its internal control over financial reporting as of December 31 of the applicable fiscal year, including a statement as to whether or not its internal control over financial reporting is effective. In the course of the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2009, the Company has not identified any material weaknesses in its internal control over financial reporting. However, the Company cannot assure you that deficiencies or weaknesses in its controls and procedures will not be identified in the future. Any weaknesses or deficiencies that might be identified in the future, could harm the Company’s business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of its financial reports.
     The Company may be dependent on its credit facility for its capital requirements and it can make no assurances that it will be able to obtain alternative financing. The Company’s debt consists of a credit facility dated July 28, 2009, which was subsequently amended on March 2, 2010, with CapitalSource Bank. The Company may be dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements.
     Recent market and economic conditions have been unprecedented and challenging, with significantly tighter credit markets. As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected in the United States. Concern about the stability of the markets, generally, and the strength of numerous financial institutions, specifically, has led many lenders to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit the Company’s ability to borrow money from CapitalSource Bank or other lenders. If the Company is unable to borrow sufficient amounts of money to fund its capital requirements, its financial condition, business and cash flows may be materially adversely affected.
     In addition, the Company’s access to funds under its credit facility depends on the ability of CapitalSource Bank to meet its funding commitment to the Company. The Company can provide no assurance that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions, will not have an adverse effect on CapitalSource Bank and its lenders. If the Company’s lenders are not able to meet their funding commitments, the Company’s business, results of operation, cash flows and financial condition could be adversely affected.
     The credit facility requires the Company to meet certain financial covenants related to minimum levels of earnings. The financial covenants contained in the credit facility are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in this Annual Report on Form 10-K. At December 31, 2009, the Company was not in compliance with one of the financial covenant requirements due to the accrual of expense associated with settlement of the shareholder litigation. For further information regarding the shareholder litigation, see Item 3. “Legal Proceedings.” The Company has obtained a waiver of the debt covenant violation and an amendment to the calculation of the covenant to exclude a portion of the expense associated with the shareholder litigation. Should the Company fail to meet its projected results, fail to remain in compliance with the terms of the credit facility or fail to obtain a waiver, amendment or other curative document, in the event of default, it may be forced to seek alternative sources of financing. No assurances can be made that the Company can obtain alternative financing arrangements on terms acceptable to it, or at all.

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
     The Company is required to maintain performance bonds and if it is unable to obtain or renew such bonds its financial condition and results of operations could be adversely affected. The Company is required under certain contracts to provide a performance bond and may also be required to post performance bonds for other business reasons. At December 31, 2009, the Company had outstanding performance bonds totaling $16.0 million. The performance bonds are renewed on an annual basis. The Company has letters of credit in the amount of $1.6 million at December 31, 2009 that collateralize these performance bonds, reduce availability under the Company’s credit facility and limit funds available for working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a negative effect on the Company’s ability to retain existing contracts or be awarded new contracts.
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
     The failure of a third party insurance carrier with whom the Company contracts could result in the Company losing insurance coverage or access to loss funding which has been prepaid to the insurance carrier. The Company contracts with third party insurance carriers to provide insurance related to worker’s compensation and professional liability claims for years 2002 to 2006 and 2008 through 2009. The Company’s insurance coverage under these policies is essentially self-insurance in the form of retro-premium adjustments based on actual claims experience. Under the terms of its insurance coverage for these policy periods, the Company was required to prepay insurance premiums to its third party insurance carrier, which are held by the third party insurance carrier to pay valid claims made under the policies in the same or subsequent years. For the 2007 professional liability claims policy, the Company has maintained an insurance policy that provides for per event and aggregate coverage limits on a claims made basis based on a fixed paid premium. If the financial position and/or liquidity of one of these third party insurance carriers were to become impaired such that the third party insurer was unable to pay claims or meet its contractual obligations to the Company, the Company could lose all or a portion of its prepaid premiums to such carrier and/or lose the benefit of the coverage it has paid for, the occurrence of which could have a material adverse effect on the Company’s financial position and its results of operations.
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
     The Company has not established a minimum dividend payment level for its common stockholders and there are no assurances of the Company’s ability to pay dividends to common stockholders in the future. In July 2009, the Company’s Board of Directors adopted a quarterly dividend program for the purpose of returning capital to the Company’s stockholders. However, the Company has not established a minimum dividend payment level for its common stockholders and its ability to pay dividends may be harmed by the risks and uncertainties described in this Annual Report on Form 10-K and in the other documents it files from time to time with the SEC. Future dividends, if any, will be authorized by the Company’s Board of Directors and declared by the Company based upon a variety of factors deemed relevant by the Company’s directors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects. In addition, financial covenants in the Company’s credit facility may restrict the Company’s ability to pay future quarterly dividends. The Company can provide no assurance of its ability to pay dividends in the future.
     A decline in the fair value of the Company’s business could cause the Company to impair its goodwill resulting in a material non-cash charge to earnings. At December 31, 2009, the Company had approximately $41.0 million of goodwill recorded on its books. The Company expects to recover the carrying value of this goodwill through its future cash flows. On an ongoing basis, the Company evaluates, based on the fair value of its business, whether the carrying value of its goodwill is impaired. If the carrying value of the Company’s goodwill is impaired, it may incur a material non-cash charge to earnings. The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging and the Company cannot be certain of the duration of these conditions and their potential impact on its stock price performance. If a material decline in the Company’s market capitalization and other factors resulted in the decline in its fair value, it is reasonably likely that a goodwill impairment assessment prior to the next annual review, at December 31, 2010, would be necessary. If such an assessment is required, an impairment of goodwill may be recognized. A non-cash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing its losses in the period the impairment is recognized. The amount of such effect on earnings and losses is dependent on the size of the impairment charge.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company occupies approximately 51,490 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in April 2014. The Company leases additional office facilities in Alameda, California; Lansing, Michigan; Verona, New Jersey; Astoria, New York; Camp Hill, Pennsylvania and Richmond, Virginia. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.
Item 3. Legal Proceedings
Litigation and Claims
     Lysager Professional Liability Suit. On November 22, 2008, PHS received an adverse jury verdict in the Sixth Judicial District in and for the County of Bannock, Idaho relating to a complaint filed on December 30, 2004 by Jamie Justice Amos Lysager and Taylor Lysager regarding medical care provided to the plaintiff while plaintiff was incarcerated at the Pocatello Women’s Correctional Center in Bannock County, Idaho in February 2004. The complaint alleged negligence, deliberate indifference and intentional infliction of emotional distress by PHS in providing medical care to plaintiff, then almost 33 weeks pregnant, associated with the premature delivery of plaintiff’s son and sought general and special damages and reimbursement for costs and attorneys fees incurred by plaintiff in connection with the litigation. The complaint also sought punitive damages alleging that the actions of PHS’ named defendant employees met the minimum statutory standard for jury consideration of the imposition of punitive damages against PHS, their employer. A jury trial commenced October 28, 2008 and ended, November 21, 2008. The verdict was received on November 22, 2008 and consisted of compensatory damages of $0.1 million and punitive damages of $0.2 million awarded to plaintiff, and compensatory damages of $1.3 million and punitive damages of $2.0 million awarded to plaintiff’s son, resulting in an aggregate award of $3.6 million. Post-trial motions were heard on January 29, 2009, whereby PHS challenged the appropriateness and amounts of the verdict awarded to the plaintiffs and vigorously opposed plaintiff’s request for attorney fees on grounds of lack of entitlement and method of calculation. However, on March 10, 2009, by Memorandum Decision and Order, the plaintiff was granted an award for court costs and attorney fees totaling $0.2 million and the plaintiff’s son was granted an award for court costs and attorney fees totaling $1.6 million, resulting in an aggregate award of $1.8 million for court costs and attorney fees. PHS filed an appeal to the Idaho Supreme Court seeking a reversal of the adverse verdict and judgment described above, as it believed there were several reversible errors made by the trial court. In relation to this appeal, the Company posted an appeal bond totaling $7.4 million. On January 29, 2010, through a formal mediation session, the parties agreed to settle all of the claims arising out of and related to this lawsuit for $3.5 million. As a result of this settlement, in the fourth quarter of 2009, the Company reduced its recorded reserves for this matter from $5.4 million, which represented the initial jury verdict award plus the award for court costs and attorney fees discussed above, to the $3.5 million settlement amount. The parties are in the process of formalizing the terms of their settlement through a written settlement agreement and mutual release (the “Settlement Agreement”). Upon execution of the Settlement

Agreement, payment of the settlement amount and dismissal of this lawsuit with prejudice by the court, the Company will consider this matter closed.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has appealed the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of December 31, 2009, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2009, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at December 31, 2009 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its renewal options under its contract with PHS.
     PHS contended that the original term of its contract with the County expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County disputed PHS’ contention asserting that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In July 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings (the “Contract Matter”). At the written request of the County, PHS continued to provide healthcare services to the County from July 1, 2005 to September 14, 2006, under the terms and conditions of the contested contract, pending the judicial resolution of the Contract Matter, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County, including failure to remit payment of approximately $1.7 million primarily related to services rendered between April 1, 2006 and September 14, 2006. On October 27, 2006 PHS initiated the Collection Matter lawsuit against the County.
     The Collection Matter, although filed, was initially dormant, pending the resolution of the Contract Matter. As discussed in more detail below, the Contract Matter was resolved in favor of PHS on August 26, 2008, when the Maryland Court of Appeals (the State’s highest appellate court) denied the County’s request for a review of a Maryland Court of Special Appeals decision in favor of PHS. After the resolution of the Contract Matter, the parties, during 2009, commenced the discovery process on the Collection Matter. PHS believes, in the case of the Collection Matter, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the Collection Matter could have a negative impact on PHS’ ability to collect the outstanding receivable amount and result in losses in future periods.
     During 2009, the Contract Matter, mentioned above, was resolved in the following manner. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County, with respect to the Contract Matter, ruling that the County properly exercised its first, two-year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals in favor of the Company becoming final, thereby bringing closure to the Contract Matter.

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
     SEC and United States Attorney Informal Inquiries. As previously reported, the Company contacted the SEC to inform it of the existence of the internal investigation conducted by the Audit Committee and the issues being investigated. Since that time, the Company has cooperated with the SEC in the informal inquiry that it conducted. In November 2009, the SEC confirmed that its informal inquiry has been formally closed without any enforcement action. The SEC further confirmed it never issued a formal order of investigation or a Wells Notice relating to this matter. As a result of receiving this confirmation from the SEC, the Company considers this matter closed.
     The Company has also cooperated with the Office of the U. S. Attorney for the Middle District of Tennessee (the “U.S. Attorney”) in an informal inquiry it conducted. The Company has recently been informed that the U.S. Attorney has no active investigation against the Company. As a result of receiving this confirmation from the U.S. Attorney, the Company considers this matter closed.
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

     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. The settlement, which is subject to final documentation as well as approval by the Court, provides for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock and would lead to a dismissal with prejudice of all claims against all defendants in the litigation. The preliminary total value of the settlement, based upon the Company’s closing share price for its common stock of $15.42 per share on February 19, 2010, is approximately $15.1 million. As such, the Company has recorded a reserve of $15.1 million, which has been included in accrued expenses in the Company’s consolidated balance sheet as of December 31, 2009. The final value of the settlement will be determined based upon the Company’s closing share price at the time of final approval of the settlement by the Court. The settlement provides for price protection to the plaintiffs in the event the closing share price is below $14.65 per share at the time of final approval of the settlement by the Court. In such event, the Company would pay in cash the difference between the share value at the time of final approval and $14.65 per share. The parties are formalizing the terms of the settlement through a written agreement which will be executed by the parties and presented to the Court for final approval. Upon final approval of the Court and payment of the settlement amount, the Company will consider this matter closed.
     In September 2009, the Company and its primary directors and officers liability (“D&O”) carrier reached an agreement under which the Company and the primary D&O carrier mutually released each other from future claims related to this matter and the primary D&O carrier remitted insurance proceeds to the Company totaling $8.0 million, less approximately $0.4 million in legal fees paid by the primary D&O carrier as of the settlement date. The Company has paid and/or accrued additional legal fees incurred through December 31, 2009, of $0.8 million related to this matter.
     In addition to its primary D&O carrier, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. As of the date of this Annual Report on Form 10K, the excess D&O carrier has denied coverage of this matter.
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
Other Matters
     In January 2010, the Company entered into a $4.3 million settlement for a matter in which a law firm representing a former inmate, for whom the Company provided healthcare services, had sent notice asserting that the Company was responsible for permanent injuries to the inmate. As a result of this settlement agreement, in the fourth quarter of 2009, the Company recorded additional expense totaling $0.7 million to increase its reserves related to this matter to $4.3 million as of December 31, 2009. The Company now considers this matter closed.
     The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Item 4. Reserved

PART II
Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on The Nasdaq Global Select Market’s National Market System under the symbol “ASGR.” As of March 1, 2010, there were approximately 74 registered holders of record of the Company’s common stock. The high and low sales prices of the Company’s common stock as reported on The Nasdaq Global Select Market during each quarter from January 1, 2008 through December 31, 2009 are shown below as well as the dividends per share declared on shares of the Company’s common stock by its Board of Directors for each quarter:

Quarter Ended	High	Low	Dividends
March 31, 2008	$8.62	$6.00	$—
June 30, 2008	$9.54	$5.10	$—
September 30, 2008	$11.69	$8.69	$—
December 31, 2008	$10.99	$7.31	$—
March 31, 2009	$13.76	$8.98	$—
June 30, 2009	$17.22	$12.28	$—
September 30, 2009	$19.00	$15.37	$0.05
December 31, 2009	$16.80	$12.34	$0.05
     The Company did not pay cash dividends on its common stock during the year ended December 31, 2008, quarter ended March 31, 2009 and quarter ended June 30, 2009. The Company paid a $0.05 per share on the Company’s common stock for each of the quarters ended September 30, 2009 and December 31, 2009. On March 1, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended March 31, 2010. The dividend will be paid on April 13, 2010 to stockholders of record on March 23, 2010.
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
     The following table shows the Company’s repurchase activity for the fourth quarter of 2009 (shown in 000’s except share and per share amounts):

(d)
Maximum Number
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value)
	Total of		Shares Purchased as	of shares that May
	Number of	(b)	Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
October 2009 (10/1/09 to 10/31/09)	—	$—	—	$—
November 2009 (11/1/09 to 11/30/09)	350,000	$13.40	350,000	$4,356
December 2009 (12/1/09 to 12/31/09)	—	$—	—	$—

(1)	On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. See Note 18 of the Company’s consolidated financial statements included in this Annual Report for further information. As of December 31, 2009, the Company has repurchased and retired a total of 858,350 common shares under the stock repurchase program at an aggregate cost of approximately $10.6 million.

     The information required by Item 201(e) of Regulation S-K, Performance Graph, may be found under the heading “Performance Graph” in the Company’s Annual Report to Stockholders for fiscal year 2009, which is incorporated herein by reference.
Item 6. Selected Financial Data
     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Healthcare revenues	$606,176	$485,022	$452,346	$440,822	$409,196
Income (loss) from continuing operations before income taxes	6,614	5,825	(6,100)	(12,475)	(7,481)
Income (loss) from continuing operations	3,491	3,193	(3,807)	(8,097)	(4,807)
Income (loss) from discontinued operations, net of taxes	(209)	641	6,622	4,717	9,172

Net income (loss)	$3,282	$3,834	$2,815	$(3,380)	$4,365

Net income (loss) available to common shareholders	$3,176	$3,759	$2,815	$(3,380)	$4,365

Net income (loss) available to common shareholders per common share – basic:
Continuing operations	$0.38	$0.34	$(0.41)	$(0.77)	$(0.44)
Discontinued operations, net of taxes	(0.02)	0.07	0.71	0.45	0.84

Net income (loss) available to common shareholders per common share	$0.36	$0.41	$0.30	$(0.32)	$0.40

Net income (loss) available to common shareholders per common share – diluted:
Continuing operations	$0.38	$0.34	$(0.41)	$(0.77)	$(0.44)
Discontinued operations, net of taxes	(0.03)	0.07	0.71	0.45	0.84

Net income (loss) available to common shareholders per common share	$0.35	$0.41	$0.30	$(0.32)	$0.40

Weighted average common shares outstanding – basic	8,917	9,144	9,395	10,511	10,824
Weighted average common shares outstanding – diluted	8,959	9,153	9,395	10,511	10,824
Cash dividends per share	$0.10	$—	$—	$—	$—
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the Company’s consolidated financial statements included in this Annual Report for a description of the reclassification from continuing operations to discontinued operations of expired contracts. During 2006, the Company recorded a non-cash impairment charge for goodwill of $3.0 million related to the Company’s pharmaceutical distribution services segment. During 2009, 2008, 2007, 2006 and 2005, the Company recorded increases of approximately $3.2 million, $6.3 million, $10.5 million, $4.2 million and $4.3 million, respectively, to healthcare expenses as a result of adverse development related to professional liability claims. During 2009, 2008, 2007, 2006 and 2005, the Company incurred Audit Committee investigation and related expenses totaling $8.4 million, $0.2 million, $0.1 million, $5.3 million and $3.7 million, respectively, related to an internal investigation into matters at SPP and costs related to shareholder litigation. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2009 are primarily due to the Company recording a reserve related to the settlement in principle reached on February 19, 2010, regarding the shareholder litigation; an insurance settlement for $8.0 million entered into by the Company and its primary D&O insurance carrier; and legal expenses. For further information regarding the shareholder litigation, see Item 3. “Legal Proceedings.” During 2009, 2008, 2007 and 2006, the Company recognized share-based compensation expenses of $1.8 million, $2.1 million, $3.2 million and $4.2 million, respectively, as a result of accounting for share-based compensation in accordance with United States generally accepted accounting principles (“U.S. GAAP”). See Item 1A. “Risk Factors” for a discussion of material risks that could affect the Company’s results of operations in the future.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(2,812)	$8,284	$(5,004)	$4,796	$4,353
Total assets	175,212	141,883	150,920	184,183	205,237
Long-term debt, including current portion	—	—	7,500	10,000	12,500
Stockholders’ equity	41,973	44,046	39,650	46,454	56,004

     The working capital amounts as of December 31, 2007, 2006 and 2005 include $7.5 million, $10.0 million and $12.5 million, respectively, of borrowings outstanding under the Company’s revolving credit facilities in place on those dates which were classified as current liabilities based on the maturity date of the credit facility or in accordance with the U.S. GAAP as discussed below. Borrowings outstanding at December 31, 2007 were current due to the fact that the credit facility was scheduled to mature within a year from the balance sheet date. Borrowings outstanding at December 31, 2006 and 2005 were scheduled to mature at a date in excess of a year from the respective balance sheet dates; however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facilities have been classified as current liabilities in accordance with the U.S. GAAP. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” or Note 14 to the Company’s consolidated financial statements included in this Annual Report.
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
Critical Accounting Policies And Estimates
General
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to:
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007.

	Percentage of Revenue from Continuing Operations
	For the Year Ended	For the Year Ended	For the Year Ended
Contract Category	December 31, 2009	December 31, 2008	December 31, 2007
Fixed Fee	12.8%	15.2%	14.9%
Population Based.	63.7%	58.0%	57.6%
Cost Plus a Fee	23.5%	26.8%	26.8%
Pharmacy Revenue*	—	—	0.7%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor. For more information, see Item 1. “General – Business.”
     Contracts under the population based and fixed fee categories generally have similar margins which are higher than margins for contracts under the cost plus a fee category. Cost plus a fee contracts generally have lower margins but with much less potential for variability due to the limited risk involved. The Company’s profitability under each of the three general contract categories discussed above varies based on the level of risk assumed under the contract terms with the most potential for variability being in contracts under the population based or fixed fee categories which do not contain the risk mitigating provisions related to off-site utilization described above. For the year ended December 31, 2009, contracts accounting for approximately 7.8% of the Company’s correctional healthcare services revenues from continuing operations do not contain such risk mitigating provisions.
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
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2009, 2008 and 2007, the Company recorded decreases of approximately $0.4 million, $0.7 million and $6.1 million, respectively, to its prior year claims liabilities as a result of revisions to its estimated claims expense. The impact to net income of these reductions to the Company’s claims reserves and associated expense is dependent upon whether any of the associated customer contracts contained provisions limiting risk of off-site costs. For 2007, the overall decrease in claims liabilities is net of an increase to the claims liabilities associated with two former full risk contracts resulting in a negative impact to the Company’s net income of $0.7 million. The reductions to claims reserves in 2008 and 2009 did not result in a significant impact to the Company’s net income as the changes occurred primarily in connection with contracts which contained provisions limiting risk of off-site costs and, as a result, these changes were off-set by corresponding reductions to revenue.
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
     As discussed more fully in Part I – Item 3. “Legal Proceedings,” PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) involving the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. As discussed more fully in Part I — Item 3. “Legal Proceedings,” PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the contractual relationship between the parties, are probable of collection. Although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivables amount. These receivables are classified as other noncurrent assets in the Company’s consolidated balance sheet.

     As stated above, the Company believes the recorded amount represents valid receivables which are contractually due from the County and expects full collection. However, due to the factors discussed above and more fully in Part I – Item 3. “Legal Proceedings,” there is a heightened risk of uncollectibility of these receivables which may result in future losses. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
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
     There are no loss contracts identified as of December 31, 2009 and 2008.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 and 2008 through 2009 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 through 2006 and 2008 through 2009, the Company is covered by separate policies, each of which contains a premium that is retroactively adjusted, with adjustment based on actual losses. The Company’s ultimate premium for its 2002 through 2006 and 2008 through 2009 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims made policies subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
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
     At December 31, 2009, the Company’s reserves for both known and incurred but not reported claims totaled $25.2 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Reserves for medical malpractice claims can also fluctuate as a result of court decisions or as new facts become available. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2009, 2008 and 2007, the Company recorded increases of approximately $3.2 million, $6.3 million and $10.5 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At December 31, 2009, the Company has approximately $8.6 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.1 million of this amount is related to workers’ compensation claims, of which approximately $4.5 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. These estimated liabilities are recorded on an undiscounted basis. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2009, 2008 and 2007, the Company recorded a decrease of approximately $0.2 million, a decrease of approximately $0.9 million, and an increase of approximately $1.0 million, respectively, related to its prior year other self-insurance reserves as a result of revisions to its estimated claims experience.
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
     In addition to professional and general liability claims and other legal proceedings in the ordinary course of business, the Company is involved in other legal matters related to an Audit Committee investigation, which was announced by the Company on October 24, 2005. See Part 1 – Item 1. “Business – Audit Committee Investigation” and Part I – Item 3. “Legal Proceedings” for further information regarding the Audit Committee investigation and related legal matters.
Intangible Assets and Goodwill
     Goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. U.S. GAAP requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating, as well as one reportable, segment. The Company’s policy is to perform its annual goodwill impairment test as of the last day of each fiscal year, i.e. December 31.

     In performing its annual goodwill impairment test, the Company uses a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined the fair value of its reporting unit to equal the market capitalization of its common stock as of the testing date. As of December 31, 2009, the indicated fair value of the Company’s reporting unit exceeded the carrying value of its reporting unit by 338%, and, as such, the Company concluded that there was no indication of goodwill impairment.
     Future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
     Important factors taken into consideration when evaluating the need for an impairment review, other than the annual impairment test, include the following:
•	significant underperformance or loss of key contracts relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the Company’s assets or in the Company’s overall business strategy;

•	significant negative industry or economic trends; and

•	an adverse change in the Company’s market capitalization.
     If the Company determines that the carrying value of goodwill may be impaired based upon the existence of one or more of the above or other indicators of impairment or as a result of its annual impairment review, the impairment will be measured using a fair-value-based goodwill impairment test. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2009, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at December 31, 2009, there is no accrued interest and penalties included in income tax expense for the year ended December 31, 2009.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2006 through 2009. Additionally, open tax years related to certain state and local jurisdictions remain subject to examination.
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

	Year Ended December 31,
	2009	2008	2007
Healthcare revenues	100.0%	100.0%	100.0%
Healthcare expenses	92.1	91.8	94.2

Gross margin	7.9	8.2	5.8
Selling, general and administrative expenses	4.9	5.6	5.8
Corporate restructuring expenses	—	0.5	0.1
Audit Committee investigation and related expenses	1.4	—	—
Depreciation and amortization	0.5	0.8	0.9

Income (loss) from operations	1.1	1.3	(1.0)
Interest expense, net	—	0.1	0.3

Income (loss) from continuing operations before income tax provision (benefit)	1.1	1.2	(1.3)
Income tax provision (benefit)	0.5	0.5	(0.5)

Income (loss) from continuing operations	0.6	0.7	(0.8)
Income (loss) from discontinued operations, net of taxes	(0.1)	0.1	1.4

Net income	0.5	0.8	0.6

     As discussed in Note 6 to the Company’s consolidated financial statements, the Company is applying the discontinued operations provisions of U.S. GAAP to all correctional healthcare service contracts upon expiration of the contracts. In accordance with U.S. GAAP, the results of operations of contracts that expire, less applicable income taxes, are classified on the Company’s consolidated statements of operations separately from continuing operations. The presentation prescribed for discontinued operations requires the collapsing of healthcare revenues and expenses, as well as other specifically identifiable costs, into the income or loss from discontinued operations, net of taxes. Items such as indirect selling, general and administrative expenses or interest expense cannot be allocated to expired contracts. The U.S. GAAP accounting presentation as it relates to discontinued operations and the Company’s expired contracts has no impact on net income, earnings per share, total cash flows or stockholders’ equity. As a result of the application of U.S. GAAP related to discontinued operations, “healthcare revenues” and “healthcare expenses” on the Company’s consolidated statements of operations for any period presented will only include revenues and expenses from continuing contracts.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2009 increased $121.2 million, or 25.0%, from $485.0 million in 2008 to $606.2 million in 2009. Healthcare revenues in 2009 included $88.3 million of revenue growth resulting from new correctional healthcare services contracts added subsequent to January 1, 2008 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2008 and continuing beyond December 31, 2009, experienced revenue growth of 6.8% consisting of an increase in revenue of $32.9 million during 2009 as the result of contract renegotiations and automatic price adjustments. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2009 increased $113.0 million, or 25.4%, from $445.2 million, or 91.8% of revenues, in 2008 to $558.2 million, or 92.1% of revenues, in 2009. Included in healthcare expenses for each of the years ended December 31, 2009 and 2008 is approximately $0.1 million related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added subsequent to January 1, 2008 through marketing activities accounted for $87.4 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2008 and continuing beyond December 31, 2009, accounted for $25.1 million of the increase as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $3.2 million and $6.3 million for the years ended December 31, 2009 and 2008, respectively, as a result of adverse development related to professional liability claims. Also included in healthcare expenses for the years ended December 31, 2009 and 2008 is approximately $0.9 million and $0.4 million of accrued bonus expenses related to the Company’s 2009 incentive compensation plan and 2008 incentive compensation plan, respectively.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $30.0 million, or 4.9% of revenues, and $27.0 million, or 5.6% of revenues, for the years ended December 31, 2009 and 2008, respectively. Included in the selling, general and administrative expenses for the years ended December 31, 2009 and 2008 is approximately $1.8 million and $2.0 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the year ended December 31, 2009 is approximately $2.7 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. Included in selling, general and administrative expenses for the year ended December 31, 2008 is approximately $1.6 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan.
     Corporate restructuring expenses. Corporate restructuring expenses were $2.3 million for the year ended December 31, 2008, which related to the Company entering into a seperation agreement and general release with its former Chief Executive Officer on September 15, 2008. There were no corporate restructuring expenses incurred for the year ended December 31, 2009.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $8.4 million for the year ended December 31, 2009 as compared to $0.2 million for the year ended December 31, 2008. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2009 are primarily due to the Company recording a reserve related to the settlement in principle reached on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006; an insurance settlement for $8.0 million entered into by the Company and its primary D&O insurance carrier; and legal expenses. The settlement regarding the shareholder litigation, which is subject to final documentation as well as approval by the Court, provides for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock and would lead to a dismissal with prejudice of all claims against all defendants in the litigation. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2008, primarily related to the legal costs of inquiry responses and lawsuit defenses as a result of an internal investigation conducted by the Audit Committee. See Item 3. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $2.8 million and $3.8 million for the years ended December 31, 2009 and 2008, respectively. The reduction in depreciation and amortization expense is due to a reduction in contract amortization.
     Interest expense, net. Net interest expense decreased to $0.1 million in 2009, from $0.7 million in 2008. This decrease is the result of a decrease in the average borrowings outstanding.
     Income tax provision. The income tax provision for the year ended December 31, 2009 was $3.1 million as compared to $2.6 million in 2008. See Note 15 to the Company’s consolidated financial statements for more information on the Company’s income tax provision.

     Income from continuing operations. Income from continuing operations for the year ended December 31, 2009 was $3.5 million, or 0.6% of revenues, as compared with $3.2 million, or 0.7% of revenues, in 2008.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes for the year ended December 31, 2009 was $0.2 million as compared with income from discontinued operations, net of taxes of $0.6 million in 2008. Income (loss) from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 to the Company’s consolidated financial statements for further discussion of discontinued operations.
     Net income. Net income for the year ended December 31, 2009 was $3.3 million, or 0.5% of revenues, as compared with $3.8 million, or 0.8% of revenues, in 2008. The decrease is due to the factors discussed above.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2008 increased $32.7 million, or 7.2%, from $452.3 million in 2007 to $485.0 million in 2008. Healthcare revenues in 2008 included $7.1 million of revenue growth resulting from new correctional healthcare services contracts added subsequent to January 1, 2007 through marketing activities. Correctional healthcare services contracts in place at January 1, 2007 and continuing beyond December 31, 2009, experienced revenue growth of 6.5% consisting of an increase in revenue of $29.1 million during 2008 as the result of contract renegotiations and automatic price adjustments. Offsetting these revenue increases, SPP pharmaceutical distribution revenue decreased $3.5 million as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 1. “Business – General.” As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2008 increased $18.9 million, or 4.4%, from $426.3 million, or 94.2% of revenues, in 2007 to $445.2 million, or 91.8% of revenues, in 2008. Included in healthcare expenses for the year ended December 31, 2008 and 2007 is approximately $0.1 million and $0.3 million, respectively, related to share-based compensation expense. Expenses related to new correctional healthcare services contracts added subsequent to January 1, 2007 through marketing activities accounted for $6.6 million of the increase. Correctional healthcare services contracts in place at January 1, 2007 and continuing beyond December 31, 2009 accounted for $15.9 million of the increase as a result of increases in the levels of staff and staff compensation and increases in the outpatient services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $6.3 million and $10.5 million for the years ended December 31, 2008 and 2007, respectively, as a result of adverse development related to professional liability claims. Also included in healthcare expenses for the year ended December 31, 2008 is approximately $0.4 million of accrued bonus expenses related to the Company’s 2008 incentive compensation plan. There was no accrued bonus expense in healthcare expenses for the year ended December 31, 2007 related to the Company’s 2007 incentive compensation plan. Offsetting these healthcare expense increases, SPP pharmaceutical distribution expense decreased $3.8 million primarily as a result of the sale of SPP assets to Maxor effective April 30, 2007, as discussed in Item 1. “Business – General.”
     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ending December 31, 2008 increased $0.7 million from $26.3 million, or 5.8% of revenues, in 2007 to $27.0 million, or 5.6% of revenues, in 2008. Included in the selling, general and administrative expenses for the years ended December 31, 2008 and 2007 is approximately $2.0 million and $2.9 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the year ended December 31, 2008 is approximately $1.6 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan. There was no accrued bonus expense in selling, general and administrative expenses for the year ended December 31, 2007 related to the Company’s 2007 incentive compensation plan.
     Corporate restructuring expenses. Corporate restructuring expenses were $2.3 million for the year ended December 31, 2008, which related to the Company entering into a seperation agreement and general release with its former Chief Executive Officer on September 15, 2008. Corporate restructuring expenses were $0.4 million for the year ended December 31, 2007, which related to the elimination of certain administrative and operational positions as part of a Company-wide cost reduction process implemented in the third and fourth quarters of 2007.
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

     Depreciation and amortization. Depreciation and amortization expense for each of the years ended December 31, 2008 and 2007 was $3.8 million.
     Interest expense, net. Net interest expense decreased to $0.7 million in 2008, from $1.6 million in 2007. This decrease is the result of a decrease in the average borrowings outstanding combined with a reduction in interest rates on such borrowings.
     Income tax provision (benefit). The income tax provision for the year ended December 31, 2008 was $2.6 million as compared to and income tax benefit of $2.3 million in 2007. See Note 15 to the Company’s consolidated financial statements for more information on the Company’s income tax provision (benefit).
     Income (loss) from continuing operations. Income from continuing operations for the year ended December 31, 2008 was $3.2 million, or 0.7% of revenues, as compared with a loss from continuing operations of $3.8 million, or 0.8% of revenues, in 2007.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes for the year ended December 31, 2008 was $0.6 million as compared with $6.6 million in 2007. Income from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 to the Company’s consolidated financial statements for further discussion of discontinued operations.
     Net income. Net income for the year ended December 31, 2008 was $3.8 million or 0.8% of revenues, as compared with $2.8 million, or 0.6% of revenues, in 2007. The increase is due to the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had negative working capital of $2.8 million at December 31, 2009 compared to working capital of $8.3 million at December 31, 2008. At December 31, 2009, days sales outstanding in accounts receivable were 25, accounts payable days outstanding were 19 and medical claims liability days outstanding were 46. Each of these metrics have been favorably impacted by the Company’s new contract with the State of Michigan Department of Corrections, which commenced on April 1, 2009. At December 31, 2008, days sales outstanding in accounts receivable were 31, accounts payable days outstanding were 41 and medical claims liability days outstanding were 81.
     The Company had net income of $3.3 million for the year ended December 31, 2009 compared to $3.8 million for the year ended December 31, 2008. The Company had stockholders’ equity of $42.0 million at December 31, 2009 as compared to $44.0 million at December 31, 2008. The Company’s cash and cash equivalents increased to $37.7 million at December 31, 2009 from $24.9 million at December 31, 2008. The increase in cash and cash equivalents was primarily due to cash flows from operating activities less capital expenditures, stock repurchases and dividend payments. The Company had no outstanding balance on its credit facility at December 31, 2009 or 2008.
     Cash flows from operating activities represent net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense and deferred income taxes. Cash flows provided by operating activities were $24.5 million for the year ended December 31, 2009 as compared with $28.8 million for the year ended December 31, 2008. The decrease was primarily due to a combined net increase of $16.1 million in accounts receivable, deferred taxes, prepaid expenses and other current assets and other assets in the year ended December 31, 2009 as compared with a combined reduction of $26.0 million in these operating assets in the year ended December 31, 2008. This was partially offset by a combined net increase of $32.6 million in accounts payable, accrued expenses, accrued medical claims liability and deferred revenue in the year ended December 31, 2009 as compared with a combined reduction of $7.8 million in these operating liabilities in the year ended December 31, 2008.
     Cash flows used in investing activities were $4.5 million and $3.4 million, respectively, for the years ended December 31, 2009 and 2008 which represented purchases of property and equipment and management systems under development, which were financed through cash flows from operating activities.
     Cash flows used in financing activities during the year ended December 31, 2009 were $7.2 million which represented share repurchases of $8.3 million, restricted stock repurchased from employees for employees’ tax liability of $0.2 million and dividends on common stock of $0.9 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.3 million, excess tax benefits from share-based compensation arrangements of $0.1 million and cash receipts resulting from option exercises of $1.7 million. Cash flows used in financing activities during the year ended December 31, 2008 were $9.6 million which were primarily due to share repurchases of $2.4 million and $7.5 million in net payments on the line of credit.

     Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of December 31, 2009, the Company has repurchased and retired a total of 858,350 shares of common stock under the stock repurchase program at an aggregate cost of approximately $10.6 million.
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
     Dividends
     The Company paid a $0.05 cash dividend per share on the Company’s common stock for each of the quarters ended September 30, 2009 and December 31, 2009. On March 1, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended March 31, 2010.The dividend will be paid on April 13, 2010 to stockholders of record on March 23, 2010.
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
     Credit Facility
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2009, the Company had no borrowings outstanding under the Credit Agreement and $16.6 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date less outstanding standby letters of credit totaling $3.4 million.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) the current facility cap (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2%, subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month and the balance of any outstanding letters of credit.

     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between $0.4 million and $0.8 million of the Borrowing Capacity depending on the date extinguished.
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at December 31, 2009.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At December 31, 2009, the Company was not in compliance with the pre-distribution fixed charge coverage ratio, as defined prior to the March 2, 2010 amendment, principally due to expenses in the fourth quarter of 2009 related to settlement of the shareholder litigation and has obtained a waiver of the debt covenant violation from CapitalSource. For further information regarding the shareholder litigation, see Item 3. “Legal Proceedings.”
     Liquidity and Capital Resources Outlook
     The Company currently believes that cash flows from operating activities, its available cash, and its expected available credit under the Amended Credit Agreement will continue to enable it to meet its contractual obligations and capital expenditure requirements for the foreseeable future. The Company may, from time to time, consider acquisitions involving other companies or assets. Such acquisitions or other opportunities may require the Company to raise additional capital by expanding its existing credit facility and /or issuing debt or equity, as market conditions permit. If the Company is unable to obtain such additional capital on a timely basis, on favorable terms or at all, it could have inadequate capital to operate its business, meet its contractual obligations and capital expenditure requirements or fund potential acquisitions. Current market and economic conditions, including turmoil and uncertainty in the financial services industry and credit markets, have caused credit markets to tighten and led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Should the credit markets not improve, the Company can make no assurances that it would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable.
     A portion of the Company’s cash resources will need to be used to fund the settlement of the shareholder litigation against the Company and certain executive officers. On February 19, 2010 the Company agreed to the terms of a mediator’s proposed settlement, subject to final documentation as well as approval by the Court. As part of the settlement, the Company will pay $10.5 million in cash and issue 300,000 shares of common stock. If the closing share price is below $14.65 per share at the time of final approval of the settlement by the Court, the Company will pay the difference in cash.
     Contractual Obligations And Commercial Commitments
     The Company has certain contractual obligations as of December 31, 2009, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$1,535	$2,632	$2,496	$2,186
Workers compensation claims	2,590	2,829	1,046	665
Professional and general liability claims	15,253	8,660	1,238	85

Total	$19,378	$14,121	$4,780	$2,936

     The amounts included in the table above do not include future cash payments for interest. At December 31, 2009, the Company has no debt outstanding.

     Other Financing Transactions
     At December 31, 2009, the Company had standby letters of credit outstanding totaling $3.4 million which were collateralized by a reduction of available borrowing under the Credit Agreement.
     At December 31, 2009, the Company was contingently liable for $16.0 million of performance and litigation bonds. The bonds are collateralized by outstanding standby letters of credit totaling $3.4 million discussed above.
     Off-Balance Sheet Transactions
     As of December 31, 2009, the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above and operating leases.
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
     Recent Accounting Pronouncements
     Business Combinations. In December 2007, the FASB issued an accounting pronouncement related to business combinations. This pronouncement addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This pronouncement requires more assets and liabilities to be recorded at fair value and requires expense recognition (rather than capitalization) of certain pre-acquisition costs. It also requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this pronouncement requires this treatment of acquired deferred tax assets and liabilities be applied to acquisitions occurring prior to the effective date of this pronouncement. This pronouncement is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively. The Company adopted this pronouncement on January 1, 2009 and the adoption had no impact on its financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Company’s Credit Agreement. The Credit Agreement contains an interest rate based on the one-month LIBOR rate, subject to a minimum LIBOR rate of 3.14%; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have would have had no material effect on interest expense paid under the Credit Agreement. Interest expense represents less than 0.1% and 0.1% of the Company’s revenues for the years ended December 31, 2009 and 2008, respectively. The Company has no debt outstanding at December 31, 2009.
Item 8. Financial Statements and Supplementary Data
     The Company’s consolidated financial statements, together with the reports thereon of Deloitte & Touche LLP, dated March 5, 2010 and Ernst & Young LLP, dated March 3, 2009, except for Note 6 and Note 17, as to which the date is March 5, 2010, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Changes in Independent Registered Public Accounting Firm
     As previously disclosed by the Company, in its Current Report on Form 8-K filed June 12, 2009, the Company’s Audit Committee of the Board of Directors (the “Audit Committee”) conducted a competitive process to select a firm to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. As a result of this process and following careful deliberation, on June 10, 2009, the Audit Committee engaged Deloitte & Touche LLP (“Deloitte”) as the

Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, and dismissed Ernst & Young LLP (“E&Y”) from that role on June 10, 2009.
     E&Y’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
     During the fiscal years ended December 31, 2008 and 2007 and in the subsequent interim period through June 10, 2009, neither the Company, nor anyone acting on its behalf, consulted with Deloitte on any matters or events set forth in Item 304(a)(2) of Regulation S-K.
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
     As of December 31, 2009, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
     Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2009, has issued an attestation report on the Company’s internal control over financial reporting which is included on page 37.

     Changes in Internal Controls
     There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
America Service Group Inc.
Brentwood, Tennessee
We have audited the internal control over financial reporting of America Service Group Inc. and subsidiaries (the “Company”) as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 5, 2010
Item 8B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     For information regarding the Directors and Executive Officers of the Company, Audit Committee and Audit Committee Financial Experts of the Company, the heading “Corporate Governance,” “Information as to Directors, Nominees and Executive Officers” and the subsection “Section 16(a) Beneficial Reporting Compliance” under the heading “Additional Information” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on June 8, 2010 (the “Company’s 2010 Proxy Statement”) and the accompanying text are incorporated herein by reference.
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
Item 11. Executive Compensation
     The heading “Director and Executive Officer Compensation” in the Company’s 2010 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The headings “Security Ownership of Directors and Officers,” “Principal Stockholders” and the subsection “Equity Compensation Plan Information” under the heading “Director and Executive Officer Compensation” in the Company’s 2010 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The heading “Certain Related Person Transactions” and the subsection “Director Independence” under the heading “Information as to Directors, Nominees and Executive Officers” in the Company’s 2010 Proxy Statement and the accompanying text is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2010 Proxy Statement and the accompanying text is incorporated herein by reference.

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

10.2
Amended and Restated Employment Agreement, dated as of September 15, 2008, between America Service Group Inc. and Richard Hallworth (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.3
Separation Agreement and General Release, dated as of September 15, 2008, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.4
Letter Agreement, dated as of November 7, 2008, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2008).*

10.5
Amended and Restated Employment Agreement, dated as of September 15, 2008, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.6
Employment Agreement, dated March 24, 1998, between Lawrence H. Pomeroy and America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2004).*

10.7
Employment Agreement, dated as of January 26, 2009, between America Service Group Inc. and Jonathan Walker (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009).*

10.8
America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

Exhibit	Description
10.9
America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 16, 2004, which Definitive Proxy Statement was filed on April 29, 2004).*

10.10	America Service Group Inc. 2009 Equity Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2009).*

10.11
Amended and Restated Employee Stock Purchase Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.12
2009 Incentive Compensation Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2009).*

10.13	2010 Incentive Compensation Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2010).*

10.14	Summary of 2010 Director and Executive Officer Compensation.*

10.15
Contract between Prison Health Services, Inc, and the New York City Department of Health and Mental Hygiene (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.16
Renewal, effective as of January 1, 2008, to an Agreement dated January 1, 2005, as amended, effective July 1, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.17
Form of New Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).*

10.18
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

10.24
Form of Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

10.25
Form of 2008 Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008).*

10.26
Form of 2008 Non-employee Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008).*

Exhibit	Description
10.27
Form of March 2009 Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009).*

10.28
Form of August 2009 Employee Stock Grant Certification under the America Service Group Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2009).*

10.29
Contract between Prison Health Services, Inc. and the Commonwealth of Pennsylvania Department of Corrections (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2003).

10.30
Contract Modification Agreement No. 1 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.31
Contract Modification Agreement No. 2 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.32
Contract Modification Agreement No. 3 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

10.33
Pharmacy Service Agreement, dated as of May 1, 2007, by and among Prison Health Service, Inc., Correctional Health Services, LLC and Maxor National Pharmacy Services Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).+

10.34
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

10.35
Amendment No.1 and Waiver to the Revolving Credit and Security Agreement, dated March 2, 2010 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Bank, a California industrial bank, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010).

10.36
Contract between Prison Health Services, Inc. and the State of Michigan, dated February 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2009).

11.0	Computation of Per Share Earnings.**

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Data required by U.S. GAAP related to earnings per share is provided in Note 17 to the consolidated financial statements in this report.

+	Indicates that portions of this agreement have been omitted and filed separately with the SEC in a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2010.

AMERICA SERVICE GROUP INC.

By:	/s/ RICHARD HALLWORTH
Richard Hallworth
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2010.

Signatures	Title
/s/ RICHARD HALLWORTH	Director, President and Chief Executive Officer

Richard Hallworth	(Principal Executive Officer)

Director, Executive Vice President,
/s/ MICHAEL W. TAYLOR	Chief Financial Officer and Treasurer

Michael W. Taylor	(Principal Financial and Accounting Officer)

/s/ RICHARD D. WRIGHT	Director, Chairman

Richard D. Wright

/s/ BURTON C. EINSPRUCH	Director

Burton C. Einspruch

/s/ WILLIAM M. FENIMORE, JR.	Director

William M. Fenimore, Jr.

/s/ JOHN W. GILDEA	Director

John W. Gildea

/s/ JOHN C. MCCAULEY	Director

John C. McCauley

AMERICA SERVICE GROUP INC.
     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
America Service Group Inc.
Brentwood, Tennessee
We have audited the accompanying consolidated balance sheet of America Service Group Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15 (a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, such 2009 consolidated financial statements present fairly, in all material respects, the financial position of America Service Group Inc. and subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 5, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of America Service Group Inc.
We have audited the accompanying consolidated balance sheet of America Service Group Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule referenced at Item 15(a) for the years ended December 31, 2008 and 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Service Group Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for income tax contingencies in accordance with the guidance originally issued in Financial Accounting Standards Board Interpretation No. 48 (codified in FASB ASC Topic 740, Income Taxes).
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 3, 2009, except for Note 6 and Note 17, as to which the date is March 5, 2010

AMERICA SERVICE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,655	$24,855
Accounts receivable: healthcare and other, less allowances of $358 and $417, respectively	44,629	41,007
Inventories	2,929	2,933
Prepaid expenses and other current assets	16,754	12,987
Current deferred tax assets	9,252	5,333

Total current assets	111,219	87,115
Property and equipment, net	9,447	6,442
Goodwill	40,772	40,772
Contracts, net	1,937	2,217
Other intangibles, net	—	154
Other assets	11,837	5,183

Total assets	$175,212	$141,883

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,393	$19,570
Accrued medical claims liability	22,358	14,743
Accrued expenses	62,895	36,466
Deferred revenue	13,385	8,052

Total current liabilities	114,031	78,831
Noncurrent portion of accrued expenses	15,481	17,146
Noncurrent deferred tax liabilities	3,727	1,860

Total liabilities	133,239	97,837

Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2009 and 2008; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at December 31, 2009 and 2008; 8,947,370 and 9,260,708 shares issued and outstanding at December 31, 2009 and 2008, respectively	89	93
Additional paid-in capital	33,608	38,047
Retained earnings	8,276	5,906

Total stockholders’ equity	41,973	44,046

Total liabilities and equity	$175,212	$141,883

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Healthcare revenues	$606,176	$485,022	$452,346
Healthcare expenses	558,228	445,152	426,269

Gross margin	47,948	39,870	26,077
Selling, general, and administrative expenses	29,972	27,045	26,271
Corporate restructuring expenses	—	2,255	440
Audit Committee investigation and related expenses	8,413	226	108
Depreciation and amortization	2,832	3,797	3,771

Income (loss) from operations	6,731	6,547	(4,513)
Interest expense, net	117	722	1,587

Income (loss) from continuing operations before income tax provision (benefit)	6,614	5,825	(6,100)
Income tax provision (benefit)	3,123	2,632	(2,293)

Income (loss) from continuing operations	3,491	3,193	(3,807)
Income (loss) from discontinued operations, net of taxes	(209)	641	6,622

Net income	$3,282	$3,834	$2,815

Net income available to common shareholders (Note 17)	$3,176	$3,759	$2,815

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$0.38	$0.34	$(0.41)
Discontinued operations, net of taxes	(0.02)	0.07	0.71

Net income available to common shareholders per common share (Note 17)	$0.36	$0.41	$0.30

Net income (loss) available to common shareholders per common share — diluted:
Continuing operations	$0.38	$0.34	$(0.41)
Discontinued operations, net of taxes	(0.03)	0.07	0.71

Net income available to common shareholders per common share (Note 17)	$0.35	$0.41	$0.30

Weighted average common shares outstanding:
Basic	8,916,737	9,144,102	9,394,729

Diluted	8,959,087	9,152,712	9,394,729

Dividends declared and paid per share	$0.10	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(shown in 000’s except share amounts)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2006	10,049,587	$100	$47,597	$(1,243)	$46,454
Impact of adoption of income tax contingency accrual guidance	—	—	—	500	500

Opening balance at January 1, 2007 as adjusted	10,049,587	100	47,597	(743)	46,954
Net income	—	—	—	2,815	2,815

Total comprehensive income					2,815
Issuance of common stock under employee stock plan	28,897	—	377	—	377
Issuance of restricted shares	109,570	1	(1)	—	—
Forfeiture of restricted shares	(6,840)	—	—	—	—
Share-based employee compensation expense	—	—	3,158	—	3,158
Repurchase and retirement of common stock	(865,200)	(8)	(13,646)	—	(13,654)

Balance at December 31, 2007	9,316,014	93	37,485	2,072	39,650
Net income	—	—	—	3,834	3,834

Total comprehensive income					3,834
Issuance of common stock under employee stock plan	37,294	1	234	—	235
Exercise of options and related tax benefits	15,300	—	84	—	84
Issuance of restricted shares	148,000	1	(1)	—	—
Income tax deficiency from share-based employee compensation	—	—	(145)	—	(145)
Forfeiture of restricted shares	(9,000)	—	—	—	—
Share-based employee compensation expense	—	—	2,762	—	2,762
Repurchase and retirement of common stock	(246,900)	(2)	(2,372)	—	(2,374)

Balance at December 31, 2008	9,260,708	93	38,047	5,906	44,046
Net income	—	—	—	3,282	3,282

Total comprehensive income					3,282
Dividends on common stock ($0.10 per common share)	—	—	—	(912)	(912)
Issuance of common stock under employee stock plan	37,608	—	319	—	319
Exercise of options and related tax benefits	149,088	1	1,862	—	1,863
Issuance of restricted shares	132,700	1	(1)	—	—
Restricted stock repurchased from employees for employees’ tax liability	(10,284)	—	(177)	—	(177)
Forfeiture of restricted shares	(11,000)	—	—	—	—
Share-based employee compensation expense	—	—	1,822	—	1,822
Repurchase and retirement of common stock	(611,450)	(6)	(8,264)	—	(8,270)

Balance at December 31, 2009	8,947,370	$89	$33,608	$8,276	$41,973

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$3,282	$3,834	$2,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,842	3,841	3,875
Loss on retirement of fixed assets	32	81	58
Finance cost amortization	114	40	116
Deferred income taxes	(1,908)	2,640	2,058
Share-based compensation expense	1,822	2,813	3,158
Excess tax benefits from share-based compensation expense	(144)	(51)	—
Changes in operating assets and liabilities, net of effect of sale of SPP assets:
Accounts receivable, net	(3,622)	21,656	15,687
Inventories	4	66	2,180
Prepaid expenses and other current assets	(3,767)	(2,260)	2,088
Other assets	(6,767)	3,958	785
Accounts payable	(4,177)	(694)	(6,545)
Accrued medical claims liability	7,615	(7,441)	(8,821)
Accrued expenses	23,865	4,286	(8,202)
Deferred revenue	5,333	(3,944)	256

Net cash provided by operating activities	24,524	28,825	9,508

Cash flows from investing activities
Proceeds from sale of SPP assets	—	—	3,811
Capital expenditures	(4,547)	(3,384)	(2,309)

Net cash provided by (used in) investing activities	(4,547)	(3,384)	1,502

Cash flows from financing activities
Net payments on line of credit facility	—	(7,500)	(2,500)
Dividends on common stock	(912)	—	—
Restricted stock repurchased from employees for employees’ tax liability	(177)	—	—
Excess tax benefits from share-based compensation expense	144	51	—
Share repurchases	(8,270)	(2,374)	(13,654)
Issuance of common stock	319	235	377
Exercise of stock options	1,719	33	—

Net cash used in financing activities	(7,177)	(9,555)	(15,777)

Net increase (decrease) in cash and cash equivalents	12,800	15,886	(4,767)
Cash and cash equivalents at beginning of year	24,855	8,969	13,736

Cash and cash equivalents at end of year	$37,655	$24,855	$8,969

Supplemental cash flow information
Cash paid for interest	$208	$929	$1,771

Cash paid for income taxes	$1,668	$342	$157

Supplemental schedule of non-cash operating and investing activities
Capital expenditures funded by tenant improvement allowance	$899	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of the consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“U. S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the more significant areas requiring estimates in the consolidated financial statements include the Company’s accruals for unbilled medical services calculated based upon a claims payment lag methodology, realization of goodwill, estimated amortizable life of contract intangibles, reductions in revenue for contractual allowances, allowance for doubtful accounts, legal contingencies and share-based compensation as well as accruals associated with employee health, workers’ compensation and professional and general liability claims, for which the Company is substantially self-insured. Estimates change as new events occur, more experience is acquired, or additional information is obtained. A change in an estimate is accounted for in the period of change.
Fair Value of Financial Instruments
     The Company’s financial instruments reported in the consolidated balance sheets consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Due to the short term nature of these instruments and the variable interest rate nature of the cash equivalents, the carrying amounts approximate fair value.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007.

	Percentage of Revenue from Continuing Operations
	For the Year Ended	For the Year Ended	For the Year Ended
Contract Category	December 31, 2009	December 31, 2008	December 31, 2007
Fixed Fee	12.8%	15.2%	14.9%
Population Based	63.7%	58.0%	57.6%
Cost Plus a Fee	23.5%	26.8%	26.8%
Pharmacy Revenue*	—	—	0.7%

*	Pharmacy revenue is revenue recognized by SPP. Effective April 30, 2007, SPP sold certain of its assets to Maxor. For more information, see Note 1.
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
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2009, 2008 and 2007, the Company recorded decreases of approximately $0.4 million, $0.7 million and $6.1 million, respectively, to its prior year claims liabilities as a result of revisions to its estimated claims expense. The impact to net income of these reductions to the Company’s claims reserves and associated expense is dependent upon whether any of the associated customer contracts contained provisions limiting risk of off-site costs. For 2007, the overall decrease in claims liabilities is net of an increase to the claims liabilities associated with two former full risk contracts resulting in a negative impact to the Company’s net income of $0.7 million. The reductions to claims reserves in 2008 and 2009 did not result in a significant impact to the Company’s net income as the changes occurred primarily in connection with contracts which contained provisions limiting risk of off-site costs and, as a result, these changes were off-set by corresponding reductions to revenue.
Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments which can be liquidated within three months or less when purchased. Due to the short term nature of these instruments, the carrying amounts approximate fair value.
Accounts Receivable
     Accounts receivable represent amounts due from state and local governments for healthcare services provided and/or administered by the Company. Included in unbilled accounts receivable is the Company’s estimate of revenue earned under risk sharing provisions.
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
Goodwill
     Goodwill acquired is not amortized but is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. U.S. GAAP requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating, as well as one reportable, segment. The Company’s policy is to perform its annual goodwill impairment test as of the last day of each fiscal year, i.e. December 31.
     In performing its annual goodwill impairment test, the Company uses a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined the fair value of its reporting unit to equal the market capitalization of its common stock as of the testing date. As of December 31, 2009, the indicated fair value of the Company’s reporting unit exceeded the carrying value of its reporting unit by 338%, and, as such, the Company concluded that there was no indication of goodwill impairment.
     Future events could cause the Company to conclude that impairment indicators exist and that the Company’s goodwill is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.
     Important factors taken into consideration when evaluating the need for an impairment review, other than the annual impairment test, include the following:
•	significant underperformance or loss of key contracts relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the Company’s assets or in the Company’s overall business strategy;

•	significant negative industry or economic trends; and

•	an adverse change in the Company’s market capitalization.
     If the Company determines that the carrying value of goodwill may be impaired based upon the existence of one or more of the above or other indicators of impairment or as a result of its annual impairment review, any impairment is measured using a fair-value-based goodwill impairment test. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.
Contracts and Other Intangibles
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
     The Company amortizes its contract intangibles on a straight-line basis over their estimated useful life. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. Contract amortization expense totaled approximately $0.3 million, $1.7 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Other intangibles are comprised primarily of non-compete agreements. Amortization of non-compete agreements is calculated over the term of the related agreements (2 to 10 years) and approximates $0.2 million for each of the three years ended December 31, 2009, 2008 and 2007.
Other Assets
     Other assets at December 31, 2009 and 2008 include cash deposits totaling approximately $9.8 million and $3.3 million, respectively, which are held by the Company’s professional liability insurer and workers compensation insurer and are not expected to be utilized within the next year. In addition to cash deposits recorded within other assets, the Company has recorded cash deposits for professional liability claims losses totaling $8.5 million and $6.1 million at December 31, 2009 and 2008, respectively, within prepaid expenses and other current assets, which are expected to be utilized within a year. Under the terms of the Company’s professional liability insurance policies for 2002 through 2006 and 2008 through 2009, this cash will be used by the insurer to pay any professional liability claims made against the Company during those years. Based on evaluation of outstanding claims, management estimates the amount of cash deposits that will be utilized by the insurer to pay losses within a year.
     Also included in other assets at December 31, 2009 and 2008 are deferred financing costs associated with the Company’s credit facility (see Note 14). Such costs are being amortized over the life of the credit facility and such amortization is included in interest expense on the accompanying consolidated statements of operations. Amortization expense associated with deferred financing costs was approximately $0.1 million, $40,000 and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Long-Lived Assets
     The Company considers whether indicators of impairment of long-lived assets held for use (including the Company’s property and equipment, contracts and other intangibles) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and intangible assets and considers events, circumstances and operating results, including consideration of contract performance at the fixed price contract level, to determine if impairment exists. If long-lived assets are deemed impaired, management adjusts the asset value to fair value.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2009, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.

     The Company accounts for tax contingency accruals under the provisions of U.S. GAAP related to accounting for uncertainty in income taxes, as adopted on January 1, 2007. The Company’s tax contingency accruals are reviewed quarterly and can be adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company’s results of operations.
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at December 31, 2009, there is no accrued interest and penalties included in income tax expense for the year ended December 31, 2009.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2006 through 2009. Additionally, open tax years related to certain state and local jurisdictions remain subject to examination.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 and 2008 through 2009 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 through 2006 and 2008 through 2009, the Company is covered by separate policies, each of which contains a premium that is retroactively adjusted, with adjustment based on actual losses. The Company’s ultimate premium for its 2002 through 2006 and 2008 through 2009 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims made policies subject to per event and aggregate coverage limits. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
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
Other Self-funded Insurance Reserves
     As of December 31, 2009, the Company has approximately $8.6 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.1 million of this amount is related to workers’ compensation claims, of which approximately $4.5 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop-loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2009, 2008 and 2007, the Company recorded a decrease of approximately $0.2 million, a decrease of approximately $0.9 million, and an increase of approximately $1.0 million, respectively, related to its prior year other self-insurance reserves as a result of revisions to its estimated claims experience. After considering the impact of earnings that would have been allocated to participating securities in calculating net income per common share (see Note 17), the Company’s net income available to common shareholders and basic and diluted net income per common share were positively impacted as a result of revisions to its estimated experience by amounts totaling $0.1 million and $0.01 per common share, for the year ended December 31, 2009 and $0.5 million and $0.05 per common share, for the year ended December 31, 2008. The Company’s net income (loss) and basic and diluted net income (loss) per common share were negatively impacted as a result of revisions to its estimated experience by amounts totaling $0.6 million and $0.06 per common share, respectively, for the year ended December 31, 2007.
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
Share-Based Compensation
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
Operating Leases
     The Company leases office space and equipment under certain noncancelable operating leases. In accordance with the provisions of lease accounting, rent expense under these operating leases with scheduled rent increases is accounted for on a straight-line basis over the lease term, beginning on the effective date of the lease agreement. Where operating leases contain rent holidays and tenant build-out incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability on the accompanying consolidated balance sheets.
Credit and Other Concentration Risks
     The Company’s credit risks relate primarily to cash and cash equivalents, accounts receivable and deposits on professional liability and other insurance programs. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The Company’s accounts receivable represent amounts due primarily from governmental agencies. Accounts receivable due from the Virginia Department of Corrections and the Commonwealth of Pennsylvania, Department of Corrections each represent approximately 22% of accounts receivable, less allowances, at December 31, 2009. Deposits on professional liability and other insurance programs represent amounts paid by the Company that are subject to future refund from the insurance company which provides the coverage. Currently, these balances are carried by American International Group for workers compensation and various regulated subsidiaries of professional liability. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable. Additionally, if the financial position and/or liquidity of one of these third party insurance carriers were to become impaired such that the third party insurer was unable to pay claims or meet its contractual obligations to the Company, the Company could lose all or a portion of its prepaid premiums to such carrier and/or lose the benefit of the coverage the Company has paid for, the occurrence of which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     Substantially all of the Company’s revenue for the year ended December 31, 2009 relates to amounts earned under contracts with state and local governments.

     Approximately 17% of the Company’s workforce is represented by labor unions.
Recent Accounting Pronouncements
     Business Combinations. In December 2007, the FASB issued an accounting pronouncement related to business combinations. This pronouncement addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This pronouncement requires more assets and liabilities to be recorded at fair value and requires expense recognition (rather than capitalization) of certain pre-acquisition costs. It also requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this pronouncement requires this treatment of acquired deferred tax assets and liabilities be applied to acquisitions occurring prior to the effective date of this pronouncement. This pronouncement is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively. The Company adopted this pronouncement on January 1, 2009 and the adoption had no impact on its financial position, results of operations or cash flows.
3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2009, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the appropriate customers. The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the year ended December 31, 2009, the Company recognized additional expenses totaling $8.4 million relative to this matter, due to the Company recording a reserve related to the settlement in principle reached on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006; an insurance settlement for $8.0 million entered into by the Company and its primary directors and officers liability (“D&O”) insurance carrier; and legal expenses. The settlement regarding the shareholder litigation, which is subject to final documentation as well as approval by the Court, provides for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock and would lead to a dismissal with prejudice of all claims against all defendants in the litigation (see Note 21).
4. Restructuring Charge
     On September 15, 2008, the Company entered into a separation agreement and general release with Michael Catalano, which was subsequently modified on November 7, 2008 (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Catalano resigned his position as Chief Executive Officer of the Company effective December 30, 2008. The Separation Agreement also provided for Mr. Catalano’s resignation from the Company and from its Board of Directors effective January 1, 2009, the termination of Mr. Catalano’s previously existing employment agreement and the release of claims by each of Mr. Catalano and the Company against each other. Additionally, in connection with the restructuring, the Company elected to its Board of Directors and amended the employment agreements of Richard Hallworth, its current President and Chief Executive Officer, and Michael W. Taylor, its current Executive Vice President, Chief Financial Officer and Treasurer. The Company incurred a charge related to the Separation Agreement of approximately $2.3 million, comprised of $1.5 million in compensation and benefits, a $0.7 million non-cash charge related to the accelerated vesting of remaining unvested stock options and restricted shares and the modification of the time period in which to exercise stock options and $0.1 million in legal and consulting fees. The non-cash charge related to the stock based compensation is included in additional paid in capital in the Company’s consolidated balance sheet.
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
     There are no loss contracts identified as of December 31, 2009 and 2008.
6. Discontinued Operations
     Pursuant to U.S. GAAP related to discontinued operations, each of the Company’s correctional healthcare services contracts is a component of an entity whose operations can be distinguished from the rest of the Company. Therefore, when a correctional healthcare services contract terminates, by expiration or otherwise, the contract’s operations generally will be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated statements of operations have been reclassified.
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Healthcare revenues	$4,288	$20,067	$104,059
Healthcare expenses	4,631	18,941	92,777

Gross margin	(343)	1,126	11,282
Depreciation and amortization	9	44	104

Income (loss) from discontinued operations before income tax provision (benefit)	(352)	1,082	11,178
Income tax provision (benefit)	(143)	441	4,556

Income (loss) from discontinued operations, net of taxes	$(209)	$641	$6,622

7. Fair Value
     Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the U.S. GAAP fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

     The Company has available-for-sale securities and money market accounts totaling $15.0 million at December 31, 2009, that are classified as cash equivalents on the accompanying consolidated balance sheet. The Company had no securities at December 31, 2008. These financial assets are recorded at fair value in accordance with the U.S. GAAP fair value hierarchy, classified as a Level 1 measurement. Inputs used to measure fair value in accordance with Level 1 are quoted market prices in active markets for identical assets or liabilities.
8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	December 31,
	2009	2008
Billed accounts receivable	$20,762	$16,064
Unbilled accounts receivable	25,485	24,126
Other accounts receivable	648	2,923

	46,895	43,113
Less: Allowances	(358)	(417)

	46,537	42,696
Less: Receivables reclassified as noncurrent	(1,908)	(1,689)

	$44,629	$41,007

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
     As discussed more fully in Note 21, PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) involving the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. As discussed more fully in Note 21, PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the contractual relationship between the parties, are probable of collection. Although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivables amount. These receivables are classified as other noncurrent assets in the Company’s consolidated balance sheet (see Note 11).
     As stated above, the Company believes the recorded amount represents valid receivables which are contractually due from the County and expects full collection. However, due to the factors discussed above and more fully in Note 21, there is a heightened risk of uncollectibility of these receivables which may result in future losses. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matter discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.

9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2009	2008
Prepaid insurance	$6,824	$6,079
Prepaid cash deposits for professional liability claims losses	8,501	6,130
Prepaid performance bonds	80	110
Prepaid other	1,349	668

	$16,754	$12,987

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	December 31,		Estimated
	2009	2008	Useful Lives
Leasehold improvements	$1,006	$91	7 years
Equipment and furniture	9,843	8,342	5 years
Computer software	7,095	3,805	3-5 years
Medical equipment	1,180	1,101	5 years
Automobiles	62	66	5 years
Management information systems under development	176	712	—

	19,362	14,117
Less: Accumulated depreciation	(9,915)	(7,675)

	$9,447	$6,442

     At December 31, 2009 and 2008, the net book value of computer software, exclusive of management systems under development at each date, was $4.6 million and $2.2 million, respectively. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2.4 million, $1.9 million and $2.0 million, respectively.
11. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2009	2008
Deferred financing costs	$68	$384
Less: Accumulated amortization	(10)	(281)

	58	103
Excess deposits for professional liability claims	5,217	—
Prepaid insurance	4,540	3,277
Long-term receivables	1,908	1,689
Other refundable deposits	114	114

	$11,837	$5,183

12. Contracts and Other Intangible Assets
     The gross and net values of contracts and other intangible assets consist of the following (in thousands):

	December 31,
	2009	2008
Contracts:
Gross value	$4,000	$4,670
Less: Accumulated amortization	(2,063)	(2,453)

	$1,937	$2,217

Non-compete agreements:
Gross value	$—	$2,400
Less: Accumulated amortization	—	(2,246)

	$—	$154

     Estimated aggregate amortization expense related to the above intangibles for each of the next five years is $0.3 million.
13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Salaries and employee benefits	$21,528	$20,013
Professional liability claims	25,236	22,033
Accrued workers’ compensation claims	7,130	6,263
Accrued loss contingency related to shareholder litigation (see Note 21)	15,126	—
Other	9,356	5,303

	78,376	53,612
Less: Noncurrent portion of deferred lease liability	(958)	—
Less: Noncurrent portion of professional liability and workers’ compensation claims	(14,523)	(17,146)

	$62,895	$36,466

14. Banking Arrangements
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2009, the Company had no borrowings outstanding under the Credit Agreement and $16.6 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date less outstanding standby letters of credit totaling $3.4 million.
     Borrowings under the Credit Agreement are limited to the lesser of (1) 85% of eligible receivables or (2) the current facility cap (the “Borrowing Capacity”). Interest under the Credit Agreement is payable monthly at an annual rate of one-month LIBOR plus 2%, subject to a minimum LIBOR rate of 3.14%. The Company is also required to pay a monthly collateral management fee equal to 0.042% on average borrowings outstanding under the Credit Agreement.
     Under the terms of the Credit Agreement, the Company is required to pay a monthly unused line fee equal to 0.0375% on the Borrowing Capacity less the actual average borrowings outstanding under the Credit Agreement for the month and the balance of any outstanding letters of credit.

     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to between $0.4 million and $0.8 million depending on the date extinguished.
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at December 31, 2009.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At December 31, 2009, the Company was not in compliance with the pre-distribution fixed charge coverage ratio, as defined prior to the March 2, 2010 amendment, principally due to expenses in the fourth quarter of 2009 related to settlement of the shareholder litigation and has obtained a waiver of the debt covenant violation from CapitalSource. For further information regarding the shareholder litigation see Note 21.
15. Income Taxes
     Significant components of the income tax expense (benefit), related to continuing operations, included in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current income taxes:
Federal	$4,662	$118	$130
State	513	102	51

	5,175	220	181

Deferred income taxes:
Federal	(2,070)	2,086	(2,110)
State	18	326	(364)

	(2,052)	2,412	(2,474)

Income tax expense (benefit)	$3,123	$2,632	$(2,293)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets/(liabilities):
Accrued vacation	$1,027	$883
Bad debt allowance	146	170
Prepaid insurance	(1,432)	(993)
Self insurance reserves	2,892	1,961
Accrued liabilities	6,383	280
Net operating loss carryforwards	576	2,656
Other	(340)	376

Net current deferred tax asset	9,252	5,333

Self insurance reserves	2,789	2,435
Depreciation	(2,345)	(1,209)
Amortization	(8,003)	(6,867)
Share-based compensation	3,783	3,419
Net operating loss carryforwards	279	576

Net noncurrent deferred tax liability before valuation allowance	(3,497)	(1,646)
Valuation allowance	(230)	(214)

Net noncurrent deferred tax liability	(3,727)	(1,860)

Net deferred tax asset	$5,525	$3,473

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical financial results, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At each of the years ended December 31, 2009, 2008 and 2007, the Company’s valuation allowance of approximately $0.2 million, represents management’s estimate of state net operating loss carryforwards which will expire unused.
     At December 31, 2009, the Company has a state net operating loss carryforward of $14.8 million, which expires at various dates through 2023.
     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income from continuing operations, is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal tax	35.0%	35.0%	(35.0)%
State income taxes	5.8	5.8	(5.8)
Permanent differences	4.2	4.4	3.9
Revision of prior year tax estimates	1.9	0.1	(1.4)
Other	—	0.2	(0.2)
Change in valuation allowance	0.3	(0.3)	0.9

Effective rate	47.2%	45.2%	(37.6)%

     The Company has no material unrecognized tax benefits or any known material tax contingencies at December 31, 2009, 2008 or 2007. Tax returns filed with the IRS for years 2006 through 2009 along with tax returns filed with numerous state and local governmental entities remain subject to examination.

16. Share-Based Compensation
     The Company has issued equity incentive awards to eligible employees and outside directors under the Amended and Restated Incentive Stock Plan, the Amended and Restated 1999 Incentive Stock Plan and the 2009 Equity Incentive Plan (“2009 Equity Plan”). The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with U.S. GAAP related to share-based payments.
     For the year ended December 31, 2009, the Company recognized total share-based compensation costs of $1.8 million, which consisted of $0.1 million classified in healthcare expenses and $1.7 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition to the $0.7 million of stock based compensation expense incurred in September 2008 and discussed above in Note 4, for the year ended December 31, 2008, the Company recognized total share-based compensation cost of $2.1 million, which consisted of $0.1 million classified in healthcare expenses and $2.0 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2007, the Company recognized total share-based compensation cost of $3.2 million, which consisted of $0.3 million classified in healthcare expenses and $2.9 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, the Company also recognized a total income tax benefit in the consolidated statements of operations for share-based compensation arrangements of $0.7 million, $0.8 million and $1.2 million, respectively. The Company did not capitalize any share-based compensation cost during the years ended December 31, 2009, 2008 and 2007.
Stock Options
     The Company maintains the 2009 Equity Plan to assist the Company in attracting, retaining and motivating valued directors, officers, employees, consultants and other service providers, and to further align their interests with the interests of the Company’s stockholders, by providing for or increasing their ownership interests in the Company. The 2009 Equity Plan generally provides for the issuance of (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights (“SARs”); (iv) restricted stock awards; (v) restricted stock units; and (vi) other stock-based awards to any director, officer, employee or service provider of the Company and its affiliates. Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2009 Equity Plan in connection with awards is 500,000 shares. In addition, in any calendar year, no single participant may receive any award that relates to more than 100,000 shares in the case of options and SARs, or 50,000 shares in the case of restricted stock, restricted stock units or incentive awards (as such terms is defined in the 2009 Equity Plan). Additionally, incentive award cash payments and other stock based award cash payments to any one participant are each limited to $500,000 in any calendar year. Awards and vesting periods under the 2009 Equity Plan are discretionary and are administered by the Incentive Stock and Compensation Committee of the Board of Directors (the “Compensation Committee”). The exercise price of any options granted under the 2009 Equity Plan shall not be less than the fair market value of the Company’s common stock at the date of grant. Options expire at such times as the Compensation Committee determines at the time of grant, but no later than ten years from the grant date.
     Prior to June 9, 2009, the effective date of the 2009 Equity Plan, the Company had an Incentive Stock Plan (“Incentive Plan”) which provided for the granting of options, stock awards and stock appreciation rights to officers, key employees and non-employee directors for up to 2,224,500 shares of the Company’s common stock. Awards and vesting periods under the Incentive Plan were discretionary and were administered by the Compensation Committee. The exercise price of any options granted under the Incentive Plan shall not be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the Compensation Committee determines at the time of grant, but no later than ten years from the grant date.
     In addition to the Incentive Plan and prior to June 9, 2009, the effective date of the 2009 Equity Plan, the Company maintained the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (the “Amended Plan”) to attract and retain eligible employees and outside directors of the Company, to provide an incentive to eligible employees and outside directors to work to increase the value of the Company’s common stock and to provide eligible employees and outside directors with a stake in the future of the Company which corresponds to the stake of each stockholder. There were 2,439,000 shares of the Company’s common stock authorized under the Amended Plan. The exercise price of any options granted under the Amended Plan shall not be less than the fair market value of the Company’s common stock at the date of grant. Options and other benefits expire at such times as the Committee determines at the time of grant, but no later than 10 years from the grant date.
     At December 31, 2009, there were 468,000 shares available for future grants under the 2009 Equity Incentive Plan and none available under the Incentive Plan and Amended and Restated 1999 Incentive Stock Plan.

     As of December 31, 2009, there were $0.2 million of total unrecognized compensation costs related to nonvested stock options granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 1.72 years.
     For the year ended December 31, 2008, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility of the Company’s stock. The Company estimated the expected term of stock options using historical exercise and employee termination experience. There were no options granted during the years ended December 31, 2009 and 2007. The following table shows the weighted average assumptions used to develop the fair value estimates for options granted during the year ended December 31, 2008:

Year Ended December 31,
2008
Weighted average grant date fair value of options	$4.45

Assumptions:
Volatility	0.52
Interest rate	2.92%
Expected life (years)	4.18
Dividend yields	0.00%
     A summary of option activity and changes during the year ended December 31, 2009 is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands) (1)
Outstanding, December 31, 2008	1,177,011	$17.26
Granted	—	—
Exercised	(149,088)	11.54
Canceled	(205,250)	21.78

Outstanding, December 31, 2009	822,673	$17.16	4.96	$1,291

Exercisable, December 31, 2009	772,673	$17.63	4.72	$998

Expected to vest, December 31, 2009	48,742	$10.01	8.72	$286

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.
     The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during each of the years ended December 31, 2009 and 2008 was $0.1 million. There were no options exercised during the year ended December 31, 2007.
     Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2009 was $1.7 million. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0.1 million for the year ended December 31, 2009.
     For the year ended December 31, 2009, the Company recognized share-based compensation cost related to stock options of $0.4 million, which was classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2008, the Company recognized share-based compensation cost related to stock options of $1.1 million which consisted of $0.1 million classified in healthcare expenses and $1.0 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2007, the Company recognized share-based compensation cost related to stock options $2.6 million which consisted of $0.3 million classified in healthcare expenses and $2.3 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Restricted Stock
     As part of the approved Board of Directors compensation program, each new non-employee Director (as defined by the 2009 Equity Plan) upon election to the Board of Directors, receives 10,000 restricted shares of the Company’s common stock issued pursuant to the 2009 Equity Plan. Additionally, each non-employee director receives 3,000 restricted shares of the Company’s common stock on an annual basis. Effective March 9, 2009 and August 5, 2009, each non-employee director received 2,200 and 800 restricted shares of the Company’s common stock, respectively, which was an aggregate grant to all non-employee directors of 15,000 shares. Each new Director and each non-employee director shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the director’s right to such shares is forfeited. The shares granted to each new Director upon election to the Board of Directors become nonforfeitable in equal annual installments over four years beginning on the first anniversary of the date of grant. The shares granted annually to each non-employee director become nonforfeitable in equal annual installments over three years beginning on the first anniversary of the date of grant. The restricted shares are valued at the market value of the Company’s common stock on the date of grant and are recognized as compensation expense over the restricted stock’s vesting period.
     On January 27, 2009, the Board of Directors unanimously elected Richard D. Wright as its Non-Executive Chairman of the Board. In connection with Mr. Wright’s service to the Company as Non-Executive Chairman of the Board, Mr. Wright is being paid a monthly fee of $12,000, effective February 1, 2009. Mr. Wright will receive no additional cash compensation from the Company for his service on any committees of the Board or his attendance at any meetings of the Board and any committees thereof. In addition, the Board and the Compensation Committee approved a grant of 3,000 shares of restricted common stock of the Company to Mr. Wright (the “Stock Award”) pursuant to the Amended Plan. The Stock Award has a grant date of January 27, 2009 and will vest one third on each of the first, second and third anniversaries of the grant date.
     Effective March 9, 2009, the Compensation Committee, approved to award eligible employees restricted shares of the Company’s common stock issued pursuant to the Amended Plan totaling 86,700 shares. Each employee shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the employee’s right to such shares is forfeited.
     Effective August 5, 2009, the Compensation Committee, approved to award eligible employees restricted shares of the Company’s common stock issued pursuant to the 2009 Equity Plan totaling 28,000 shares. Each employee shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the employee’s right to such shares is forfeited.
     As of December 31, 2009, there were $2.2 million of total unrecognized compensation costs related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.74 years.
     A summary of the nonvested shares of restricted stock and activity during the years ended December 31, 2009 is presented below:

		Weighted Average
		Grant Date
	Restricted Shares	Fair Value
Nonvested, December 31, 2008	231,390	$12.68
Granted	132,700	12.56
Vested	(55,020)	11.41
Forfeited	(11,000)	13.42

Nonvested, December 31, 2009	298,070	$12.83

     For the years ended December 31, 2009, 2008 and 2007, the Company recognized share-based compensation cost related to restricted stock of $1.3 million, $0.9 million and $0.5 million, respectively, which was classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
     At December 31, 2009, there were 282,518 shares available for future employee purchases under the above plan.
          The Company records compensation expense for the Employee Stock Purchase Plan based on the fair value of the employees’ purchase rights, which is estimated using a Black-Scholes option pricing model. The following table shows the weighted average assumptions used to develop the fair value estimates for the years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
Weighted average grant date fair value	$4.06	$3.01

Assumptions:
Volatility	0.39	0.64
Interest rate	0.30%	2.05%
Expected life (years)	0.50	0.50
Dividend yields	0.71%	0.00%
     Employees purchased 37,608 shares and 37,294 shares in 2009 and 2008, respectively. For each of the years ended December 31, 2009, 2008 and 2007, the Company recognized share-based compensation cost related to the Employee Stock Purchase Plan in selling, general and administrative expenses totaling approximately $0.1 million.
17. Net Income (Loss) Per Share
     Net income (loss) per share is measured at two levels: basic income (loss) per common share and diluted income (loss) per common share. Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive non-participating securities. The Company’s other dilutive non-participating securities outstanding consist of options to purchase shares of the Company’s common stock.
     In June 2008, the FASB issued guidance which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share under the “two class” method. In periods where the Company has income from continuing operations, the “two class” method allocates undistributed earnings between common shares and participating securities. In periods in which the Company has incurred a loss from continuing operations, the “two-class” method does not result in an allocation of such loss between the Company’s common shares and participating securities. Based on this clarification, the Company has determined that its unvested restricted stock awards are considered participating securities. The modified guidance became effective for the Company on January 1, 2009 and the Company is required to retrospectively apply the modified guidance to any prior periods presented.
     The Company has prepared its current period earnings per share calculations and retrospectively revised its prior period calculations to exclude net income allocated to these unvested restricted stock awards. Basic and diluted income from continuing operations per share decreased by $0.01 for the year ended December 31, 2008. Earnings per share for the year ended December 31, 2007 was not impacted as the Company had a loss from continuing operations.
     The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands except for share and per share data):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$3,491	$3,193	$(3,807)
Income (loss) from discontinued operations, net of taxes	(209)	641	6,622

Net income	3,282	3,834	2,815
Income allocated to participating securities (unvested restricted shares)	(106)	(75)	—

Net income allocated to common shareholders	$3,176	$3,759	$2,815

Components of income allocated to participating securities (unvested restricted shares):
Income from continuing operations	$113	$63	$—
Income (loss) from discontinued operations, net of taxes	(7)	12	—

Income allocated to participating securities	$106	$75	$—

Components of net income available to common shareholders — numerator for calculating earnings per common share:
Income (loss) from continuing operations	$3,378	$3,130	$(3,807)
Income (loss) from discontinued operations, net of taxes	(202)	629	6,622

Net income available to common shareholders	$3,176	$3,759	$2,815

	Year Ended December 31,
	2009	2008	2007
Denominator:
Denominator for basic net income (loss) per common share — weighted average shares	8,916,737	9,144,102	9,394,729
Effect of dilutive non-participating securities:
Employee stock options	42,350	8,610	—

Denominator for diluted net income (loss) per common share — adjusted weighted average shares and assumed conversions	8,959,087	9,152,712	9,394,729

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$0.38	$0.34	$(0.41)
Discontinued operations, net of taxes	(0.02)	0.07	0.71

Net income available to common shareholders per common share	$0.36	$0.41	$0.30

Net income (loss) available to common shareholders per common share — diluted:
Continuing operations	$0.38	$0.34	$(0.41)
Discontinued operations, net of taxes	(0.03)	0.07	0.71

Net income available to common shareholders per common share	$0.35	$0.41	$0.30

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per common share because the Company generated a net loss from continuing operations for the period or the option’s exercise price was greater than the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Year Ended December 31,
	2009	2008	2007
Options excluded from computation of diluted net income (loss) per common share as effect would be anti-dilutive	629,997	1,114,348	1,193,951

Weighted average exercise price of excluded options	$19.17	$17.72	$17.19

18. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the year ended December 31, 2009, the Company repurchased and retired a total of 611,450 common shares at an aggregate cost of approximately $8.3 million. As of December 31, 2009, the Company has repurchased and retired a total of 858,350 shares of common stock under the stock repurchase program at an aggregate cost of approximately $10.6 million.
19. Other Employee Benefit Plan
     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed 60 days of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2009, 2008 or 2007.
20. Professional and General Liability Self-insurance Retention
     At December 31, 2009, the Company’s reserves for both known as well as incurred but not reported professional and general liability claims totaled $25.2 million. Reserves for professional and general liability claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for professional and general liability claims in the period in which the estimates are changed or payments are made. In 2009, 2008 and 2007, the Company recorded increases of approximately $3.2 million, $6.3 million and $10.5 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. After considering the impact of earnings that would have been allocated to participating securities in calculating net income per common share (see Note 17), the Company’s net income available to common shareholders and basic and diluted net income per common share were negatively impacted as a result of this adverse development by amounts totaling $1.9 million and $0.20 per basic common share and $0.21 per diluted common share, respectively, for the year ended December 31, 2009, $3.7 million and $0.40 per basic and diluted common share, respectively, for the year ended December 31, 2008 and $6.2 million and $0.66 per basic and diluted common share, respectively, for the year ended December 31, 2007. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
21. Commitments and Contingencies
Operating Leases
     Future minimum annual lease payments at December 31, 2009 are as follows (in thousands):

Year Ending December 31:
2010	$1,535
2011	1,346
2012	1,286
2013	1,241
2014	1,255
Thereafter	2,186

$8,849

     Rental expense under operating leases was $2.7 million, $2.3 million and $2.6 million for the years ended December 31 2009, 2008 and 2007, respectively, which consisted of $1.6 million, $1.4 million and $1.6 million classified in healthcare expenses, respectively, and $1.1 million, $0.9 million and $1.0 million classified in selling, general and administrative expenses, respectively.
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
Litigation and Claims
     Lysager Professional Liability Suit. On November 22, 2008, PHS received an adverse jury verdict in the Sixth Judicial District in and for the County of Bannock, Idaho relating to a complaint filed on December 30, 2004 by Jamie Justice Amos Lysager and Taylor Lysager regarding medical care provided to the plaintiff while plaintiff was incarcerated at the Pocatello Women’s Correctional Center in Bannock County, Idaho in February 2004. The complaint alleged negligence, deliberate indifference and intentional infliction of emotional distress by PHS in providing medical care to plaintiff, then almost 33 weeks pregnant, associated with the premature delivery of plaintiff’s son and sought general and special damages and reimbursement for costs and attorneys fees incurred by plaintiff in connection with the litigation. The complaint also sought punitive damages alleging that the actions of PHS’ named defendant employees met the minimum statutory standard for jury consideration of the imposition of punitive damages against PHS, their employer. A jury trial commenced October 28, 2008 and ended, November 21, 2008. The verdict was received on November 22, 2008 and consisted of compensatory damages of $0.1 million and punitive damages of $0.2 million awarded to plaintiff, and compensatory damages of $1.3 million and punitive damages of $2.0 million awarded to plaintiff’s son, resulting in an aggregate award of $3.6 million. Post-trial motions were heard on January 29, 2009, whereby PHS challenged the appropriateness and amounts of the verdict awarded to the plaintiffs and vigorously opposed plaintiff’s request for attorney fees on grounds of lack of entitlement and method of calculation. However, on March 10, 2009, by Memorandum Decision and Order, the plaintiff was granted an award for court costs and attorney fees totaling $0.2 million and the plaintiff’s son was granted an award for court costs and attorney fees totaling $1.6 million, resulting in an aggregate award of $1.8 million for court costs and attorney fees. PHS filed an appeal to the Idaho Supreme Court seeking a reversal of the adverse verdict and judgment described above, as it believed there were several reversible errors made by the trial court. In relation to this appeal, the Company posted an appeal bond totaling $7.4 million. On January 29, 2010, through a formal mediation session, the parties agreed to settle all of the claims arising out of and related to this lawsuit for $3.5 million. As a result of this settlement, in the fourth quarter of 2009, the Company reduced its recorded reserves for this matter from $5.4 million, which represented the initial jury verdict award plus the award for court costs and attorney fees discussed above, to the $3.5 million settlement amount. The parties are in the process of formalizing the terms of their settlement through a written settlement agreement and mutual release (the “Settlement Agreement”). Upon execution of the Settlement Agreement, payment of the settlement amount and dismissal of this lawsuit with prejudice by the court, the Company will consider this matter closed.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff has appealed the trial court’s ruling. While PHS believes that the trial court’s ruling denying class certification is sound and will be upheld on appeal, in the event the appellate court overturns the trial court’s ruling and PHS is not successful at trial, an adverse judgment could have a material adverse affect on the Company’s financial position and its results of operations. As of December 31, 2009, the Company has no reserves associated with this proceeding.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, the Company’s subsidiary, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2009, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at December 31, 2009 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its renewal options under its contract with PHS.
     PHS contended that the original term of its contract with the County expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County disputed PHS’ contention asserting that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In July 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings (the “Contract Matter”). At the written request of the County, PHS continued to provide healthcare services to the County from July 1, 2005 to September 14, 2006, under the terms and conditions of the contested contract, pending the judicial resolution of the Contract Matter, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County, including failure to remit payment of approximately $1.7 million primarily related to services rendered between April 1, 2006 and September 14, 2006. On October 27, 2006 PHS initiated the Collection Matter lawsuit against the County.
     The Collection Matter, although filed, was initially dormant, pending the resolution of the Contract Matter. As discussed in more detail below, the Contract Matter was resolved in favor of PHS on August 26, 2008, when the Maryland Court of Appeals (the State’s highest appellate court) denied the County’s request for a review of a Maryland Court of Special Appeals decision in favor of PHS. After the resolution of the Contract Matter, the parties, during 2009, commenced the discovery process on the Collection Matter. PHS believes, in the case of the Collection Matter, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, are probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the Collection Matter could have a negative impact on PHS’ ability to collect the outstanding receivable amount and result in losses in future periods.
     During 2009, the Contract Matter, mentioned above, was resolved in the following manner. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County, with respect to the Contract Matter, ruling that the County properly exercised its first, two-year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals in favor of the Company becoming final, thereby bringing closure to the Contract Matter.

Matters Related to the Audit Committee Investigation and Shareholder Litigation
     On March 15, 2006 the Company announced that its Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in the recording of amounts due to SPP’s customers that were not charged in accordance with the terms of their respective contracts.
     SEC and United States Attorney Informal Inquiries. As previously reported, the Company contacted the SEC to inform it of the existence of the internal investigation conducted by the Audit Committee and the issues being investigated. Since that time, the Company has cooperated with the SEC in the informal inquiry that it conducted. In November 2009, the SEC confirmed that its informal inquiry has been formally closed without any enforcement action. The SEC further confirmed it never issued a formal order of investigation or a Wells Notice relating to this matter. As a result of receiving this confirmation from the SEC, the Company considers this matter closed.
     The Company has also cooperated with the Office of the U. S. Attorney for the Middle District of Tennessee (the “U.S. Attorney”) in an informal inquiry it conducted. The Company has recently been informed that the U.S. Attorney has no active investigation against the Company. As a result of receiving this confirmation from the U.S. Attorney, the Company considers this matter closed.
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
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. The settlement, which is subject to final documentation as well as approval by the Court, provides for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock and would lead to a dismissal with prejudice of all claims against all defendants in the litigation. The preliminary total value of the settlement, based upon the Company’s closing share price for its common stock of $15.42 per share on February 19, 2010, is approximately $15.1 million. As such, the Company has recorded a reserve of $15.1 million, which has been included in accrued expenses in the Company’s consolidated balance sheet as of December 31, 2009. The final value of the settlement will be determined based upon the Company’s closing share price at the time of final approval of the settlement by the Court. The settlement provides for price protection to the plaintiffs in the event the closing share price is below $14.65 per share at the time of final approval of the settlement by the Court. In such event, the Company would pay in cash the difference between the share value at the time of final approval and $14.65 per share. The parties are formalizing the terms of the settlement through a written agreement which will be executed by the parties and presented to the Court for final approval. Upon final approval of the Court and payment of the settlement amount, the Company will consider this matter closed.
     In September 2009, the Company and its primary D&O carrier reached an agreement under which the Company and the primary D&O carrier mutually released each other from future claims related to this matter and the primary D&O carrier remitted insurance proceeds to the Company totaling $8.0 million, less approximately $0.4 million in legal fees paid by the primary D&O carrier as of the settlement date. The Company has paid and/or accrued additional legal fees incurred through December 31, 2009, of $0.8 million related to this matter.
     In addition to its primary D&O carrier, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. As of the date of this Annual Report on Form 10K, the excess D&O carrier has denied coverage of this matter.
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
Other Matters
     In January 2010, the Company entered into a $4.3 million settlement for a matter in which a law firm representing a former inmate, for whom the Company provided healthcare services, had sent notice asserting that the Company was responsible for permanent injuries to the inmate. As a result of this settlement agreement, in the fourth quarter of 2009, the Company recorded additional expense totaling $0.7 million to increase its reserves related to this matter to $4.3 million as of December 31, 2009. The Company now considers this matter closed.
     The Company’s business ordinarily results in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to a multitude of filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Performance Bonds
     The Company is required under certain contracts to provide a performance bond and may also be required to post performance bonds for other business reasons. At December 31, 2009, the Company had outstanding performance bonds totaling $16.0 million. The performance bonds are renewed on an annual basis. The Company has letters of credit in the amount of $1.6 million at December 31, 2009 that collateralize these performance bonds, reduce availability under the Company’s credit facility and limit funds available for debt service and working capital. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.

22. Major Customers
     The following is a summary of revenues from major customers, as compared to total revenues from both continuing and discontinued operations combined (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Revenue	Percent	Revenue	Percent	Revenue	Percent
New York City Department of Health and Mental Hygiene	$122,625	20.1%	$116,777	23.1%	$109,268	19.6%
Commonwealth of Pennsylvania, Department of Corrections	89,419	14.7	78,069	15.5	74,819	13.4
State of Michigan*	85,269	14.0	—	—	—	—

*	The Company’s contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections commenced on April 1, 2009.
23. Segment Data
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
     The following table presents the summary financial information related to each segment for the year ended December 31, 2007 that was used by the Company’s chief operating decision maker (in thousands):

	Correctional	Pharmaceutical	Elimination of
	Healthcare	Distribution	Intersegment
	Services	Services	Sales	Consolidated
Year ended December 31, 2007:
Healthcare revenues	$448,936	$18,979	$(15,569)	$452,346
Healthcare expenses	422,502	19,336	(15,569)	426,269

Gross margin	$26,434	$(357)	$—	$26,077

Depreciation and amortization expense	$3,527	$244	$—	$3,771

24. Quarterly Financial Data (Unaudited)
     As discussed further in Note 6, the Company follows U.S. GAAP, which requires that terminated or expired correctional healthcare service contracts be eliminated from the ongoing operations of the Company and classified as discontinued operations. Accordingly, the operations of such contracts, net of applicable income taxes, have been presented as discontinued operations and prior period quarterly financial data has been reclassified.
     As discussed further in Note 17, the FASB issued authoritative guidance that requires share-based compensation awards that qualify as participating securities to be included in basic earnings per share using the “two class” method. Under this guidance, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities. This guidance became effective for the Company on January 1, 2009 and is being applied retrospectively to all prior-period earnings per share computations.

     The following table is a summary of the Company’s unaudited quarterly statements of operations data for 2009 and 2008 (in thousands except per share data). Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year. Net income (loss) available to common shareholders for each quarter is computed independently of net income (loss) available to common shareholders for the year. The sum of the quarterly net income (loss) available to common shareholders may not equal the net income (loss) available to common shareholders for the year because of: (i) transactions affecting the weighted average number of unvested restricted shares outstanding during each quarter; and (ii) in periods (quarterly or annual) in which the Company has incurred losses from continuing operations, no amounts are allocated to unvested restricted shares for purposes of calculating net income (loss) available to common shareholders per common share.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$128,667	$157,339	$159,328	$160,842
Gross margin	9,460	11,821	9,618	17,049
Income (loss) from continuing operations	857	2,041	768	(175)
Income (loss) from discontinued operations, net of taxes	(158)	62	(52)	(61)
Net income (loss)	699	2,103	716	(236)
Net income (loss) available to common shareholders	674	2,032	695	(236)

Net income (loss) available to common shareholders per common share — basic:
Income (loss) from continuing operations	0.09	0.22	0.08	(0.02)
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	—	(0.01)
Net income (loss) available to common shareholders per common share	0.08	0.23	0.08	(0.03)

Net income (loss) available to common shareholders per common share — diluted:
Income (loss) from continuing operations	0.09	0.22	0.08	(0.02)
Income (loss) from discontinued operations, net of taxes	(0.01)	—	—	(0.01)
Net income (loss) available to common shareholders per common share	0.08	0.22	0.08	(0.03)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$121,555	$121,187	$124,659	$117,621
Gross margin	8,989	9,835	11,442	9,604
Income from continuing operations	707	1,135	197	1,154
Income from discontinued operations, net of taxes	275	216	151	(1)
Net income	982	1,351	348	1,153
Net income available to common shareholders	967	1,332	339	1,124

Net income available to common shareholders per common share — basic:
Income from continuing operations	0.08	0.12	0.02	0.12
Income from discontinued operations, net of taxes	0.03	0.02	0.02	—
Net income available to common shareholders per common share	0.11	0.14	0.04	0.12

Net income available to common shareholders per common share — diluted:
Income from continuing operations	0.08	0.12	0.02	0.12
Income from discontinued operations, net of taxes	0.03	0.02	0.02	—
Net income available to common shareholders per common share	0.11	0.14	0.04	0.12

25. Subsequent Event
     On March 1, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended March 31, 2010. The dividend will be paid on April 13, 2010, to shareholders of record on March 23, 2010.
     In accordance with U.S. GAAP related to subsequent events, the Company evaluated all material events occurring subsequent to the balance sheet date of December 31, 2009, through the date the consolidated financial statements were issued, for events requiring disclosure or recognition in the consolidated financial statements.

SCHEDULE II
AMERICA SERVICE GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
December 31, 2009
Allowance for doubtful accounts	$417	$755	$(814)	$358
December 31, 2008
Allowance for doubtful accounts	689	491	(763)	417
December 31, 2007
Allowance for doubtful accounts	524	1,081	(916)	689