Form 10-Q
period 2010-06-30
AMERICA SERVICE GROUP INC /DE
filed 2010-08-04
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 8,961,867 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2010.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$29,687	$37,655
Accounts receivable, net of allowance for doubtful accounts of $344 and $358, respectively	46,869	44,629
Inventories	2,747	2,929
Prepaid expenses and other current assets	13,616	16,754
Current deferred tax assets	6,633	9,252

Total current assets	99,552	111,219
Property and equipment, net	10,396	9,447
Goodwill	40,772	40,772
Contracts, net	1,798	1,937
Other assets	10,838	11,837

Total assets	$163,356	$175,212

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,566	$15,393
Accrued medical claims liability	23,722	22,358
Accrued expenses	45,821	62,895
Deferred revenue	3,508	13,385

Total current liabilities	93,617	114,031
Noncurrent portion of accrued expenses	17,796	15,481
Noncurrent deferred tax liabilities	4,489	3,727

Total liabilities	115,902	133,239

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at June 30, 2010 and December 31, 2009; 8,961,867 and 8,947,370 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	90	89
Additional paid-in capital	35,029	33,608
Retained earnings	12,335	8,276

Total stockholders’ equity	47,454	41,973

Total liabilities and equity	$163,356	$175,212

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements. The condensed consolidated balance sheet at
December 31, 2009 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Healthcare revenues	$156,236	$152,573	$317,953	$276,309
Healthcare expenses	143,169	141,147	289,555	255,985

Gross margin	13,067	11,426	28,398	20,324
Selling, general and administrative expenses	8,193	7,415	17,045	14,660
Corporate restructuring expenses	311	—	311	—
Audit Committee investigation and related expenses	203	120	356	133
Depreciation and amortization	829	642	1,600	1,264

Income from operations	3,531	3,249	9,086	4,267
Interest expense (income)	(32)	56	(52)	120

Income from continuing operations before income tax provision	3,563	3,193	9,138	4,147
Income tax provision	1,559	1,376	3,886	1,796

Income from continuing operations	2,004	1,817	5,252	2,351
Income (loss) from discontinued operations, net of taxes	(65)	286	(116)	451

Net income	$1,939	$2,103	$5,136	$2,802

Net income available to common shareholders (Note 19)	$1,890	$2,032	$4,990	$2,704

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$0.22	$0.20	$0.58	$0.25
Discontinued operations, net of taxes	(0.01)	0.03	(0.01)	0.05

Net income available to common shareholders per common share (Note 19)	$0.21	$0.23	$0.57	$0.30

Net income (loss) available to common shareholders per common share - diluted:
Continuing operations	$0.22	$0.20	$0.58	$0.25
Discontinued operations, net of taxes	(0.01)	0.03	(0.01)	0.05

Net income available to common shareholders per common share (Note 19)	$0.21	$0.23	$0.57	$0.30

Weighted average common shares outstanding:
Basic	8,787	8,956	8,724	8,948

Diluted	8,875	9,038	8,810	8,977

Dividends declared per share	$0.06	$—	$0.12	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,136	$2,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,602	1,305
Loss on retirement of fixed assets	—	31
Finance cost amortization	16	18
Deferred income taxes	3,512	1,921
Share-based compensation expense	1,455	923
Excess tax benefits from share-based compensation expense	(131)	(121)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,240)	(5,341)
Inventories	182	45
Prepaid expenses and other current assets	3,138	(178)
Other assets	983	(14)
Accounts payable	5,173	(648)
Accrued medical claims liability	1,364	8,255
Accrued expenses	(14,759)	6,282
Deferred revenue	(9,877)	(4,978)

Net cash provided by (used in) operating activities	(4,446)	10,302

Cash flows from investing activities:
Capital expenditures	(2,412)	(2,047)

Net cash used in investing activities	(2,412)	(2,047)

Cash flows from financing activities:
Share repurchases	(544)	(2,669)
Dividends on common stock	(1,077)	—
Excess tax benefits from share-based compensation expense	131	121
Restricted stock repurchased from employees for employees’ tax liability	(418)	—
Issuance of common stock	186	150
Exercise of stock options	612	820

Net cash used in financing activities	(1,110)	(1,578)

Net increase (decrease) in cash and cash equivalents	(7,968)	6,677
Cash and cash equivalents at beginning of period	37,655	24,855

Cash and cash equivalents at end of period	$29,687	$31,532

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of June 30, 2010 and for the quarters and six months ended June 30, 2010 and 2009 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applied on a basis consistent with those of the Company’s annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations presented for the quarters and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
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
3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of June 30, 2010, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 18). The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the six months ended June 30, 2010, the Company recognized additional expense totaling $0.4 million relative to this matter which are primarily due to legal expenses incurred as part of the Company reaching a settlement in principle on February 19, 2010, regarding shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers (see Note 18).
4. Restructuring Charge
     On June 16, 2010, the former Senior Vice President, Chief Administrative Officer and Chief Compliance Officer of the Company, resigned his position, effective July 16, 2010. In connection with his resignation and this restructuring, his duties and responsibilities were reassigned to various members of management. The Company incurred a one-time termination charge related to the restructuring of approximately $0.3 million, comprised of $0.2 million in accrued compensation and benefits and a $0.1 million non-cash charge related to the accelerated vesting of remaining unvested restricted shares. The accrued compensation and benefits, which will be fully paid by July 16, 2011, are included in accrued expenses in the Company’s condensed consolidated balance sheet. The non-cash charge related to the stock based compensation is included in additional paid in capital in the Company’s condensed consolidated balance sheet.
     A reconciliation of the related restructuring liability at June 30, 2010 is as follows (in thousands):

One-time
Termination
Benefits
Balance at March 31, 2010	$—
Plus: Costs incurred	311
Less: Accelerated vesting of remaining unvested restricted shares	(66)
Less: Amounts paid	—

Balance at June 30, 2010	$245

5. Share-Based Compensation
     The Company has issued equity incentive awards to eligible employees and outside directors under the Amended and Restated Incentive Stock Plan, the Amended and Restated 1999 Incentive Stock Plan and the 2009 Equity Incentive Plan (“2009 Equity Plan”). The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with U.S. GAAP related to share-based payments. For the quarters ended June 30, 2010 and 2009, the Company recognized total share-based compensation costs of $1.0 million and $0.4 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recognized total share-based compensation costs of $1.4 million and $0.9 million, respectively.
     No options were issued during the quarters and six months ended June 30, 2010 and 2009. A summary of option activity and changes during the six months ended June 30, 2010 is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2009	822,673	$17.16
Granted	—	—
Exercised	(57,703)	10.59
Canceled	—	—

Outstanding, June 30, 2010	764,970	$17.66	4.78	$1,480

Exercisable, June 30, 2010	714,970	$18.19	4.54	$1,121

Expected to vest, June 30, 2010 (2)	49,503	$10.01	8.22	$356

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.

(2)	Amount represents options expected to vest, net of estimated forfeitures.

     A summary of the nonvested shares of restricted stock and activity during the six months ended June 30, 2010 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2009	298,070	$12.83
Granted	—	—
Vested	101,132	11.18
Forfeited	—	—

Nonvested, June 30, 2010	196,938	$13.68

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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Healthcare revenues	$834	$6,152	$3,198	$13,288
Healthcare expenses	941	5,650	3,392	12,485

Gross margin	(107)	502	(194)	803
Depreciation and amortization	2	20	2	41

Income (loss) from discontinued operations before taxes	(109)	482	(196)	762
Income tax provision (benefit)	(44)	196	(80)	311

Income (loss) from discontinued operations, net of taxes	$(65)	$286	$(116)	$451

7. Fair Value of Financial Instruments
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
     The Company has available-for-sale securities and money market accounts totaling $7.9 million and $15.0 million at June 30, 2010 and December 31, 2009, respectively, that are classified as cash equivalents on the accompanying condensed consolidated balance sheet. These financial assets are recorded at fair value in accordance with the U.S. GAAP fair value hierarchy, classified as a Level 1 measurement. Inputs used to measure fair value in accordance with Level 1 are quoted market prices in active markets for identical assets or liabilities.

8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Billed accounts receivable	$31,452	$20,762
Unbilled accounts receivable	17,115	25,485
Other accounts receivable	546	648

	49,113	46,895
Less: Allowances	(344)	(358)

	48,769	46,537
Less: Receivables reclassified as noncurrent	(1,900)	(1,908)

	$46,869	$44,629

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
     As discussed more fully in Note 18, PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) involving the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. As discussed more fully in Note 18, PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the contractual relationship between the parties, are probable of collection. Although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivables amount. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheet (see Note 11).
     As stated above, the Company believes the recorded amount represents valid receivables which are contractually due from the County and expects full collection. However, due to the factors discussed above and more fully in Note 18, there is a heightened risk of uncollectibility of these receivables which may result in future losses. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matter discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Prepaid insurance	$4,434	$6,824
Prepaid cash deposits for professional liability claims losses	7,260	8,501
Prepaid performance bonds	—	80
Prepaid other	1,922	1,349

	$13,616	$16,754

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	June 30,	December 31,	Estimated
	2010	2009	Useful Lives
Leasehold improvements	$1,006	$1,006	7 years
Equipment and furniture	10,791	9,843	5 years
Computer software	7,176	7,095	3-5 years
Medical equipment	1,230	1,180	5 years
Automobiles	62	62	5 years
Management information systems under development	1,431	176	—

	21,696	19,362
Less: Accumulated depreciation	(11,300)	(9,915)

	$10,396	$9,447

     Depreciation expense for the quarters ended June 30, 2010 and 2009 was approximately $0.8 million and $0.5 million, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was approximately $1.5 million and $1.0 million, respectively.
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
11. Other Assets
     Other assets are stated at amortized cost or net realizable value and are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Deferred financing costs	$68	$68
Less: Accumulated amortization	(26)	(10)

	42	58
Estimated prepaid professional liability claims losses	4,242	5,217
Prepaid insurance deposits	4,540	4,540
Noncurrent receivables	1,900	1,908
Other refundable deposits	114	114

	$10,838	$11,837

12. Contract Intangibles
The gross and net values of contract intangibles consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Gross contracts value	$4,000	$4,000
Less: Accumulated amortization	(2,202)	(2,063)

	$1,798	$1,937

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

13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Salaries and employee benefits	$24,235	$21,528
Professional liability claims	20,761	25,236
Accrued workers’ compensation claims	7,050	7,130
Accrued loss contingency related to shareholder litigation (see Note 18)	4,626	15,126
Other	6,945	9,356

	63,617	78,376
Less: Noncurrent portion of deferred lease liability	(906)	(958)
Less: Noncurrent portion of professional liability and workers’ compensation claims	(16,890)	(14,523)

	$45,821	$62,895

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
     There are no loss contracts identified as of June 30, 2010.
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
15. Banking Arrangements
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2010, the Company had no borrowings outstanding under the Credit Agreement and $19.9 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date less outstanding standby letters of credit totaling $0.1 million.
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
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and cash expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts, net of insurance recoveries, do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at June 30, 2010.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At June 30, 2010, the Company was in compliance with both the pre-distribution fixed charge coverage ratio and the post-distribution fixed charge coverage ratio.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2010, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and six months ended June 30, 2010 is 43.8% and 42.5%, respectively.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at June 30, 2010, and there is no accrued interest and penalties included in income tax expense for the quarters and six months ended June 30, 2010 and 2009.
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
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $20.8 million and $25.2 million at June 30, 2010 and December 31, 2009, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the six months ended June 30, 2010 and 2009, the Company recorded increases of approximately $2.3 million and $5.4 million, respectively, related to its prior years known claims reserves as a result of adverse developments on individual claims or matters. After considering the impact of earnings that would have been allocated to participating securities in calculating net income per common share (see Note 19), the Company’s net income available to common shareholders and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $1.4 million, or $0.15 per basic and diluted common share, for the six months ended June 30, 2010 and $3.2 million, or $0.36 per basic common share and $0.35 per diluted common share, for the six months ended June 30, 2009. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity and can fluctuate as a result of court decisions or as new facts become available. Given the inherent degree of variability in any such estimates, the reserves reported at June 30, 2010 represent management’s best estimate of the amounts necessary to discharge the Company’s self-insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the reserve for any adverse development is recorded.

18. Commitments and Contingencies
     The Company is subject to legal proceedings in the ordinary course of business. A discussion is provided below of significant outstanding matters for which there have been updates during 2010. For a discussion of all other significant outstanding matters, please refer to Note 21 of the Company’s 2009 Annual Report on Form 10-K filed on March 8, 2010.
Litigation and Claims
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff appealed the trial court’s ruling. On May 24, 2010, the Superior Court of Pennsylvania affirmed the trial court’s order denying the plaintiff’s motion for class certification. The ruling of the Superior Court is now final. As a result of the denial of the plaintiff’s motion for class certification, an adverse judgment against PHS in this case can no longer have a material adverse affect on the Company’s financial position. As of June 30, 2010, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at June 30, 2010 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its first renewal option under its contract with PHS.
     PHS contended that the original term of its contract with the County expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County disputed PHS’ contention asserting that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In July 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings (the “Contract Matter”). At the written request of the County, PHS continued to provide healthcare services to the County from July 1, 2005 to September 14, 2006, under the terms and conditions of the contested contract, pending the judicial resolution of the Contract Matter, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County, including failure to remit payment of approximately $1.7 million primarily related to services rendered between April 1, 2006 and September 14, 2006. On October 27, 2006, PHS initiated the Collection Matter lawsuit against the County.
     The Collection Matter, although filed, was initially dormant, pending the resolution of the Contract Matter. As discussed in more detail below, the Contract Matter was resolved in favor of PHS on August 26, 2008, when the Maryland Court of Appeals (the State’s highest appellate court) denied the County’s request for a review of a Maryland Court of Special Appeals decision in favor of PHS. After the resolution of the Contract Matter, the parties, during 2009, commenced the discovery process on the Collection Matter. On March 30, 2010, the court held a scheduling conference in which the judge set February 8, 2011 as the trial date for the Collection Matter. PHS believes, in the case of the Collection Matter, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, continues to be probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the Collection Matter could have a negative impact on PHS’ ability to collect the outstanding receivable amount and result in losses in future periods.
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

     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. The settlement, which is subject to final documentation as well as approval by the Court, provides for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock and would lead to a dismissal with prejudice of all claims against all defendants in the litigation. The preliminary total value of the settlement, based upon the Company’s closing share price for its common stock of $15.42 per share on February 19, 2010, was approximately $15.1 million. During the second quarter of 2010, the $10.5 million cash component of the settlement was paid by the Company to the escrow agent appointed by the Court. As such, at June 30, 2010 the Company has a remaining reserve of $4.6 million, which represents the preliminary value of the stock component of the settlement and was included in accrued expenses in the Company’s condensed consolidated balance sheet as of June 30, 2010. The final value of the stock component of the settlement will be determined based upon the Company’s closing share price at the time of final approval of the settlement by the Court. The settlement provides for price protection to the plaintiffs in the event the closing share price is below $14.65 per share at the time of final approval of the settlement by the Court. In such event, the Company would pay in cash the difference between the share value at the time of final approval and $14.65 per share.
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
     In addition to its primary D&O carrier, with which the Company has settled all claims, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. The excess D&O carrier has denied coverage of this matter. After failing to reach agreement with the excess D&O carrier concerning the amount of their contribution to the settlement, the Company filed suit against the excess D&O carrier in the second quarter of 2010.
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. During the second quarter of 2010, the Company received a written offer from the Delaware Department of Justice to settle the inquiry in exchange for a cash payment. The Company has reserves totaling $0.4 million related to this matter which is the Company’s estimate of refunds and associated interest due to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 3). This amount is recorded in accrued expenses in the Company’s condensed consolidated balance sheet. The Company is continuing to cooperate with the Delaware Department of Justice during its inquiry.
Other Matters
     The Company’s business results from time to time in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows other than certain potential claims discussed below.
     A potential claim involves a former inmate, for whom the Company provided healthcare services, in which the inmate’s representing law firm has requested medical records due to potential permanent injuries to the former inmate. The Company has not participated in discussions with this law firm, no litigation or formal claim has yet been filed nor has the former inmate or the law firm sent a demand letter. Another potential claim also involves a former inmate, for whom the Company provided healthcare services, in which the inmate’s representing law firm has sent notice alleging that the Company was responsible for potential permanent injuries to the inmate. The Company has participated in discussions with this law firm but no litigation or formal claim has yet been filed. The Company is unable to determine if litigation will be filed on either claim, and if filed, what damages would be asserted, however, given the nature of the potential permanent injuries to both former inmates, the asserted damages could be material. The Company intends to vigorously pursue the defense of any claim related to these matters, however, these matters could have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods if claims are filed and additional information becomes available.

Performance Bonds
     The Company is required under certain contracts to provide a performance bond and may also be required to post performance bonds for other business reasons. At June 30, 2010, the Company had outstanding performance bonds totaling $7.3 million. The performance bonds are renewed on an annual basis. The Company has no letters of credit at June 30, 2010 collateralizing these performance bonds. The Company is dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.
19. Net Income (Loss) Per Common Share
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
     The Company has prepared its current period earnings per share calculations and retrospectively revised its prior period calculations to exclude net income allocated to these unvested restricted stock awards. Basic and diluted income from continuing operations per share was not impacted for the quarter ended June 30, 2009. Basic and diluted net income available to common shareholders per share decreased by $0.01 for the six months ended June 30, 2009.

     The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands except for share and per share data):

	Quarter ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$2,004	$1,817	$5,252	$2,351
Income (loss) from discontinued operations, net of taxes	(65)	286	(116)	451

Net income	1,939	2,103	5,136	2,802
Less: Income allocated to participating securities (unvested restricted shares)	(49)	(71)	(146)	(98)

Net income allocated to common shareholders	$1,890	$2,032	$4,990	$2,704

Components of income allocated to participating securities (unvested restricted shares):
Income from continuing operations	$50	$62	$149	$82
Income (loss) from discontinued operations, net of taxes	(1)	9	(3)	16

Income allocated to participating securities	$49	$71	$146	$98

Components of net income allocated to common shareholders – numerator for calculating net income (loss) available to common shareholders per common share:
Income from continuing operations	$1,954	$1,755	$5,103	$2,269
Income (loss) from discontinued operations, net of taxes	(64)	277	(113)	435

Net income allocated to common shareholders	$1,890	$2,032	$4,990	$2,704

Denominator:
Denominator for basic net income (loss) available to common shareholders per common share — weighted average shares	8,787,484	8,955,847	8,723,728	8,947,655
Effect of dilutive non-participating securities:
Employee stock options	87,077	82,174	86,390	28,854

Denominator for diluted net income (loss) available to common shareholders per common share — adjusted weighted average shares and assumed conversions	8,874,561	9,038,021	8,810,118	8,976,509

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$0.22	$0.20	$0.58	$0.25
Discontinued operations, net of taxes	(0.01)	0.03	(0.01)	0.05

Net income available to common shareholders per common share	$0.21	$0.23	$0.57	$0.30

Net income (loss) available to common shareholders per common share – diluted:
Continuing operations	$0.22	$0.20	$0.58	$0.25
Discontinued operations, net of taxes	(0.01)	0.03	(0.01)	0.05

Net income available to common shareholders per common share	$0.21	$0.23	$0.57	$0.30

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per common share because the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Options excluded from computation of diluted net income per common share as effect would be anti-dilutive	391,500	621,467	391,500	967,525

Weighted average exercise price of excluded options	$21.88	$21.64	$21.88	$18.80

20. Comprehensive Income
     For the quarters and six months ended June 30, 2010 and 2009, the Company’s comprehensive income was equal to net income.
21. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of

Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the six months ended June 30, 2010, the Company repurchased and retired a total of 33,500 common shares at an aggregate cost of approximately $0.5 million. As of June 30, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million.
22. Subsequent Event
     On July 28, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended September 30, 2010. The dividend will be paid on September 9, 2010, to shareholders of record on August 19, 2010.
     In accordance with U.S. GAAP related to subsequent events, the Company evaluated all material events occurring subsequent to the balance sheet date of June 30, 2010, through the date the condensed consolidated financial statements were issued, for events requiring disclosure or recognition in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities. As of July 1, 2010, the Company provided and/or administered managed healthcare services under 58 contracts to approximately 167,000 inmates at over 150 sites in 20 states.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations or financial position to differ materially from those expressed or implied by the forward-looking statements include, among other things:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for inmate medical costs, catastrophic illnesses, injuries and medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to continue the payment of quarterly cash dividends, and if so, at the current amount;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years;

•	the Company’s ability to expand its business beyond its traditional correctional health client base; and

•	the risk that recent legal settlements, including settlement in principle of the shareholder litigation, are not approved by the respective courts.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the six months ended June 30, 2010 and 2009.

	Percentage of Revenue from
	Continuing Operations
	Six Months Ended	Six Months Ended
Contract Category	June 30, 2010	June 30, 2009
Fixed Fee	12.7%	13.4%
Population Based	67.3%	63.5%
Cost Plus a Fee	20.0%	23.1%

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
     As discussed more fully in Part II – Item 1. “Legal Proceedings,” PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) involving the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. As discussed more fully in Part II – Item 1. “Legal Proceedings,” PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the contractual relationship between the parties, continues to be probable of collection. Although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivables amount. These receivables are classified as other noncurrent assets in the Company’s condensed consolidated balance sheet.
     As stated above, the Company believes the recorded amount represents valid receivables which are contractually due from the County and expects full collection. However, due to the factors discussed above and more fully in Part II – Item 1. “Legal Proceedings,” there is a heightened risk of uncollectibility of these receivables which may result in future losses. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
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
     There are no loss contracts identified as of June 30, 2010.
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
     At June 30, 2010, the Company’s reserves for both known as well as incurred but not reported claims totaled $20.8 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Reserves for medical malpractice claims can also fluctuate as a result of court decisions or as new facts become available. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the six months ended June 30, 2010 and 2009, the Company recorded increases of approximately $2.3 million and $5.4 million, respectively, related to its prior year known claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At June 30, 2010, the Company has approximately $8.5 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.1 million of this amount is related to workers’ compensation claims, of which approximately $4.5 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. These estimated liabilities are recorded on an undiscounted basis. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At June 30, 2010, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter and six months ended June 30, 2010 is 43.8% and 42.5%, respectively.
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

     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at June 30, 2010 and there is no accrued interest and penalties included in income tax expense for the quarters and six months ended June 30, 2010 and 2009.
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

	Quarter ended		Six months ended
	June 30,		June 30,
Percentage of Healthcare Revenues	2010	2009	2010	2009
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	91.6	92.5	91.1	92.6

Gross margin	8.4	7.5	8.9	7.4
Selling, general and administrative expenses	5.3	4.9	5.3	5.3
Corporate restructuring expenses	0.2	—	0.1	—
Audit Committee investigation and related expenses	0.1	0.1	0.1	0.1
Depreciation and amortization	0.5	0.4	0.5	0.5

Income from operations	2.3	2.1	2.9	1.5
Interest expense (income)	—	—	—	—

Income from continuing operations before income tax provision	2.3	2.1	2.9	1.5
Income tax provision	1.0	0.9	1.2	0.6

Income from continuing operations	1.3	1.2	1.7	0.9
Income (loss) from discontinued operations, net of taxes	(0.1)	0.2	(0.1)	0.1

Net income	1.2%	1.4%	1.6%	1.0%

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009
     Healthcare revenues. Healthcare revenues for the quarter ended June 30, 2010 increased $3.6 million, or 2.4%, from $152.6 million for the quarter ended June 30, 2009 to $156.2 million for the quarter ended June 30, 2010. Healthcare revenues in 2010 included $0.4 million of revenue growth resulting from correctional healthcare services contracts added subsequent to April 1, 2009 through marketing activities. Correctional healthcare services contracts in place at April 1, 2009 and continuing beyond June 30, 2010 experienced revenue growth of 2.1% consisting of additional revenue of $3.2 million during the second quarter of 2010 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended June 30, 2010 increased $2.1 million, or 1.5%, from $141.1 million, or 92.5% of revenues, for the quarter ended June 30, 2009 to $143.2 million, or 91.6% of revenues, for the quarter ended June 30, 2010. Expenses related to new correctional healthcare services contracts added subsequent to April 1, 2009 through marketing activities accounted for $0.4 million of the increase. Correctional healthcare services contracts in place at April 1, 2009 and continuing beyond June 30, 2010 experienced an increase in healthcare expenses of $1.8 million during the second quarter of 2010 as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Also included in healthcare expenses for the quarter ended June 30, 2010 is approximately $0.2 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in healthcare expenses for the quarter ended June 30, 2009 is approximately $0.3 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.2 million, or 5.3% of revenues, for the quarter ended June 30, 2010 as compared to $7.4 million, or 4.9% of revenues, for the quarter ended June 30, 2009. Included in selling, general and administrative expenses for the quarters ended June 30, 2010 and 2009 is approximately $0.9 million and $0.4 million, respectively, related to share-based compensation expense. This increase totaling $0.5 million is due to the accelerated vesting of restricted shares that were issued in the first quarter of 2009, as a result of the achievement of a specified target for the average closing share price of the Company’s common stock. Also included in selling, general and administrative expenses for the quarter ended June 30, 2010 is approximately $0.3 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in selling, general and administrative expenses for the quarter ended June 30, 2009 is approximately $0.8 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. The remaining increase is primarily due to an increase in administrative salaries primarily in the clinical and information technology areas.
     Corporate restructuring expenses. Corporate restructuring expenses were $0.3 million for the quarter ended June 30, 2010, which related to the management transitional changes implemented in the second quarter of 2010. There were no corporate restructuring expenses in the quarter ended June 30, 2009.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.2 million for the quarter ended June 30, 2010 as compared to $0.1 million for the quarter ended June 30, 2009. The Audit Committee investigation and related expenses incurred in the quarter ended June 30, 2010, are primarily due to legal expenses incurred as part of the Company reaching a settlement in principle on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers. See Part II – Item 1. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $0.8 million and $0.6 million, respectively, for the quarters ended June 30, 2010 and 2009, respectively. The increase in depreciation and amortization is primarily due to an increase in capital expenditures.
     Interest expense (income). Net interest income was $32,000 for the quarter ended June 30, 2010 compared to net interest expense totaling $56,000 for the quarter ended June 30, 2009. During the quarter ended June 30, 2010, the Company had no borrowings outstanding on its Credit Agreement resulting in a reduction in interest expense. This reduction, combined with earnings on cash balances, resulted in net interest income for the period.
     Income tax provision. The income tax provision for the quarter ended June 30, 2010 was $1.6 million as compared with $1.4 million for the quarter ended June 30, 2009 as a result of an increase in income from continuing operations before income tax provision to $3.6 million for the quarter ended June 30, 2010 as compared with $3.2 million for the quarter ended June 30, 2009.
     Income from continuing operations. Income from continuing operations for the quarter ended June 30, 2010 was $2.0 million, as compared with $1.8 million for the quarter ended June 30, 2009 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended June 30, 2010 was $0.1 million as compared with income of $0.3 million for the quarter ended June 30, 2009. Income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of this application of U.S. GAAP.
     Net income. Net income for the quarter ended June 30, 2010 was $1.9 million, or 1.2% of revenues, as compared with $2.1 million, or 1.4% of revenues, for the quarter ended June 30, 2009. This change in net income resulted from the factors discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Healthcare revenues. Healthcare revenues for the six months ended June 30, 2010 increased $41.7 million, or 15.1%, from $276.3 million for the six months ended June 30, 2009 to $318.0 million for the six months ended June 30, 2010. Healthcare revenues in 2010 included $27.4 million of revenue growth resulting from correctional healthcare services contracts added subsequent to April 1, 2009 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at April 1, 2009 and continuing beyond June 30, 2010 experienced revenue growth of 5.8% consisting of additional revenue of $14.3 million during the six months ended June 30, 2010 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the six months ended June 30, 2010 increased $33.6 million, or 13.1%, from $256.0 million, or 92.6% of revenues, for the six months ended June 30, 2009 to $289.6 million, or 91.1% of revenues, for the six months ended June 30, 2010. Expenses related to new correctional healthcare services contracts added subsequent to April 1, 2009 through marketing activities accounted for $23.9 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at April 1, 2009 and continuing beyond June 30, 2010 experienced an increase in healthcare expenses of $9.5 million during the six months ended June 30, 2010 as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Also included in healthcare expenses for the six months ended June 30, 2010 is approximately $0.7 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in healthcare expenses for the six months ended June 30, 2009 is approximately $0.5 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $17.0 million, or 5.3% of revenues, for the six months ended June 30, 2010 as compared to $14.7 million, or 5.3% of revenues, for the six months ended June 30, 2009. Included in selling, general and administrative expenses for the quarters ended June 30, 2010 and 2009 is approximately $1.3 million and $0.9 million, respectively, related to share-based compensation expense. Included in this increase is approximately $0.5 million related to the accelerated vesting of restricted shares that were issued in the first quarter of 2009, as a result of the achievement of a specified target for the average closing share price of the Company’s common stock. Also included in selling, general and administrative expenses for the six months ended June 30, 2010 is approximately $1.7 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in selling, general and administrative expenses for the six months ended June 30, 2009 is approximately $1.4 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. The remaining increase is primarily due to an increase in administrative salaries primarily in the clinical and business development areas.
     Corporate restructuring expenses. Corporate restructuring expenses were $0.3 million for the six months ended June 30, 2010, which related to the management transitional changes implemented in the second quarter of 2010. There were no corporate restructuring expenses in the six months ended June 30, 2009.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.4 million for the six months ended June 30, 2010 as compared to $0.1 million for the six months ended June 30, 2009. The Audit Committee investigation and related expenses incurred in the six months ended June 30, 2010, are primarily due to legal expenses incurred as part of the Company reaching a settlement in principle on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers. See Part II – Item 1. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $1.6 million and $1.3 million, respectively, for the six months ended June 30, 2010 and 2009, respectively. The increase in depreciation and amortization is primarily due to an increase in capital expenditures.

     Interest expense (income). Net interest income was $0.1 million for the six months ended June 30, 2010 compared to net interest expense totaling $0.1 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, the Company had no borrowings outstanding on its Credit Agreement resulting in a reduction in interest expense. This reduction, combined with earnings on cash balances, resulted in net interest income for the period.
     Income tax provision. The income tax provision for the six months ended June 30, 2010 was $3.9 million as compared with $1.8 million for the six months ended June 30, 2009 as a result of an increase in income from continuing operations before income tax provision to $9.1 million for the six months ended June 30, 2010 as compared with $4.1 million for the six months ended June 30, 2009.
     Income from continuing operations. Income from continuing operations for the six months ended June 30, 2010 was $5.3 million, as compared with $2.4 million for the six months ended June 30, 2009 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the six months ended June 30, 2010 was $0.1 million as compared with income of $0.5 million for the six months ended June 30, 2009. Income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of this application of U.S. GAAP.
     Net income. Net income for the six months ended June 30, 2010 was $5.1 million, or 1.6% of revenues, as compared with $2.8 million, or 1.0% of revenues, for the six months ended June 30, 2009. This change in net income resulted from the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $5.9 million at June 30, 2010 compared to negative working capital of $2.8 million at December 31, 2009. At June 30, 2010, days sales outstanding in accounts receivable were 27, accounts payable days outstanding were 26 and accrued medical claims liability days outstanding were 51. At December 31, 2009, days sales outstanding in accounts receivable were 25, accounts payable days outstanding were 19 and accrued medical claims liability days outstanding were 46.
     The Company had stockholders’ equity of $47.5 million at June 30, 2010 and $42.0 million at December 31, 2009. The Company had cash and cash equivalents of $29.7 million at June 30, 2010 compared to $37.7 million at December 31, 2009.
     Cash flows from operating activities represent the year to date net income plus adjustments for various non-cash charges, such as depreciation and amortization expense and share-based compensation expense, and changes in various components of working capital. Cash flows used in operating activities during the six months ended June 30, 2010 were $4.4 million, a decrease of $14.7 million from cash flows provided by operations during the six months ended June 30, 2009 of $10.3 million. This decrease is primarily the result of reductions in accrued expenses due to payments totaling $14.1 million made during the second quarter of 2010 related to settlements of shareholder litigation, as discussed more fully at Part II - Item 1. “Legal Proceedings,” and a professional liability claim.
     Cash flows used in investing activities were $2.4 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively, which represented capital expenditures, which were financed through working capital.
     Cash flows used in financing activities during the six months ended June 30, 2010 were $1.1 million, which resulted from dividends on common stock of $1.1 million, share repurchases of $0.5 million and restricted stock repurchased from employees for employees’ tax liability of $0.4 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.2 million, excess tax benefits from share-based compensation arrangements of $0.1 million and cash receipts resulting from option exercises of $0.6 million. Cash flows used in financing activities during the six months ended June 30, 2009 were $1.6 million, which resulted from share repurchases of $2.7 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.2 million, excess tax benefits from share-based compensation arrangements of $0.1 million and cash receipts resulting from option exercises of $0.8 million.

     Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of June 30, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million.
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
     Dividends
     On April 13, 2010, the Company paid a $0.06 cash dividend per share on the Company’s common stock for the quarter ended March 31, 2010. On June 8, 2010, the Company paid a $0.06 cash dividend per share on the Company’s common stock for the quarter ended June 30, 2010. On July 28, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended September 30, 2010. The dividend will be paid on September 9, 2010 to stockholders of record on August 19, 2010.
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
     Credit Facility
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At June 30, 2010, the Company had no borrowings outstanding under the Credit Agreement and $19.9 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date less outstanding standby letters of credit totaling $0.1 million.
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
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and cash expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts, net of insurance recoveries, do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at June 30, 2010.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At June 30, 2010, the Company was in compliance with both the pre-distribution fixed charge coverage ratio and the post-distribution fixed charge coverage ratio.
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
     A portion of the Company’s cash resources were used in the second quarter of 2010 to fund the settlement of the shareholder litigation against the Company and certain executive officers. On February 19, 2010 the Company agreed to the terms of a mediator’s proposed settlement, subject to final documentation as well as approval by the Court. As part of the settlement, the Company paid $10.5 million in cash to the escrow agent appointed by the Court during the second quarter of 2010 and will issue 300,000 shares of common stock at the time of final approval of the settlement by the Court. If the closing share price is below $14.65 per share at the time of final approval of the settlement by the Court, the Company will pay the difference in cash.

     Other Financing Transactions
     At June 30, 2010, the Company had standby letters of credit outstanding totaling $0.1 million which were collateralized by a reduction of available borrowing under the Credit Agreement.
     At June 30, 2010, the Company was contingently liable for $7.3 million of performance bonds.
     Off-Balance Sheet Transactions
     As of June 30, 2010, the Company did not have any off-balance sheet financing transactions or arrangements except the standby letters of credit discussed above and operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the condensed consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Company’s Credit Agreement. The Credit Agreement contains an interest rate based on the one-month LIBOR rate, subject to a minimum LIBOR rate of 3.14%; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate for the quarter ended June 30, 2010 would have had no material effect on interest expense paid under the Credit Agreement. Net interest expense (income) represents less than 1% of the Company’s revenues for each of the six months ended June 30, 2010 and 2009. The Company has no debt outstanding at June 30, 2010.
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

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is subject to legal proceedings in the ordinary course of business. A discussion is provided below of significant outstanding matters for which there have been updates during 2010. For a discussion of all other significant outstanding matters, please refer to Note 22 of the Company’s 2009 Annual Report on Form 10-K filed on March 8, 2010.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the court denied the plaintiff’s motion for class certification. The plaintiff appealed the trial court’s ruling. On May 24, 2010, the Superior Court of Pennsylvania affirmed the trial court’s order denying the plaintiff’s motion for class certification. The ruling of the Superior Court is now final. As a result of the denial of the plaintiff’s motion for class certification, an adverse judgment against PHS in this case can no longer have a material adverse affect on the Company’s financial position. As of June 30, 2010, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at June 30, 2010 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its first renewal option under its contract with PHS.
     PHS contended that the original term of its contract with the County expired on June 30, 2005, without the County exercising the first of three, two-year renewal options. On July 1, 2005, PHS sent a letter to the County stating its position that PHS’ contract to provide services expired on June 30, 2005 due to the County’s failure to provide such extension notice. The County disputed PHS’ contention asserting that it properly exercised the first renewal option and that the term of the contract therefore was through June 30, 2007, with extension options through June 30, 2011. In July 2005, the County and PHS agreed to have a judicial authority interpret the contract through formal judicial proceedings (the “Contract Matter”). At the written request of the County, PHS continued to provide healthcare services to the County from July 1, 2005 to September 14, 2006, under the terms and conditions of the contested contract, pending the judicial resolution of the Contract Matter, while reserving all of its rights. Finally, during September 2006, amid reciprocal claims of default, both PHS and the County took individual steps to terminate the relationship between the parties. PHS contends that it terminated the relationship effective September 14, 2006, due to various breaches by the County, including failure to remit payment of approximately $1.7 million primarily related to services rendered between April 1, 2006 and September 14, 2006. On October 27, 2006, PHS initiated the Collection Matter lawsuit against the County.
     The Collection Matter, although filed, was initially dormant, pending the resolution of the Contract Matter. As discussed in more detail below, the Contract Matter was resolved in favor of PHS on August 26, 2008, when the Maryland Court of Appeals (the State’s highest appellate court) denied the County’s request for a review of a Maryland Court of Special Appeals decision in favor of PHS. After the resolution of the Contract Matter, the parties, during 2009, commenced the discovery process on the Collection Matter. On March 30, 2010, the court held a scheduling conference in which the judge set February 8, 2011 as the trial date for the Collection Matter. PHS believes, in the case of the Collection Matter, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, continues to be probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the Collection Matter could have a negative impact on PHS’ ability to collect the outstanding receivable amount and result in losses in future periods.
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

     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. The settlement, which is subject to final documentation as well as approval by the Court, provides for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock and would lead to a dismissal with prejudice of all claims against all defendants in the litigation. The preliminary total value of the settlement, based upon the Company’s closing share price for its common stock of $15.42 per share on February 19, 2010, was approximately $15.1 million. During the second quarter of 2010, the $10.5 million cash component of the settlement was paid by the Company to the escrow agent appointed by the Court. As such, at June 30, 2010 the Company has a remaining reserve of $4.6 million, which represents the preliminary value of the stock component of the settlement and was included in accrued expenses in the Company’s condensed consolidated balance sheet as of June 30, 2010. The final value of the stock component of the settlement will be determined based upon the Company’s closing share price at the time of final approval of the settlement by the Court. The settlement provides for price protection to the plaintiffs in the event the closing share price is below $14.65 per share at the time of final approval of the settlement by the Court. In such event, the Company would pay in cash the difference between the share value at the time of final approval and $14.65 per share.
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
     In addition to its primary D&O carrier, with which the Company has settled all claims, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. The excess D&O carrier has denied coverage of this matter. After failing to reach agreement with the excess D&O carrier concerning the amount of their contribution to the settlement, the Company filed suit against the excess D&O carrier in the second quarter of 2010.
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. During the second quarter of 2010, the Company received a written offer from the Delaware Department of Justice to settle the inquiry in exchange for a cash payment. The Company has reserves totaling $0.4 million related to this matter which is the Company’s estimate of refunds and associated interest due to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 3). This amount is recorded in accrued expenses in the Company’s condensed consolidated balance sheet. The Company is continuing to cooperate with the Delaware Department of Justice during its inquiry.
Other Matters
     The Company’s business results from time to time in labor and employment related claims and matters, actions for professional liability and related allegations of deliberate indifference in the provision of healthcare and other causes of action related to its provision of healthcare services. Therefore, in addition to the matters discussed above, the Company is a party to filed or pending legal and other proceedings incidental to its business. An estimate of the amounts payable on existing claims for which the liability of the Company is probable and estimable is included in accrued expenses. The Company is not aware of any unasserted claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows other than certain potential claims discussed below.
     A potential claim involves a former inmate, for whom the Company provided healthcare services, in which the inmate’s representing law firm has requested medical records due to potential permanent injuries to the former inmate. The Company has not participated in discussions with this law firm, no litigation or formal claim has yet been filed nor has the former inmate or the law firm sent a demand letter. Another potential claim also involves a former inmate, for whom the Company provided healthcare services, in which the inmate’s representing law firm has sent notice alleging that the Company was responsible for potential permanent injuries to the inmate. The Company has participated in discussions with this law firm but no litigation or formal claim has yet been filed. The Company is unable to determine if litigation will be filed on either claim, and if filed, what damages would be asserted, however, given the nature of the potential permanent injuries to both former inmates, the asserted damages could be material. The Company intends to vigorously pursue the defense of any claim related to these matters, however, these matters could have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods if claims are filed and additional information becomes available.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Repurchases (shown in 000’s except share and per share amounts):

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate Dollar
		(b)	Purchased as	Value) of shares that
	(a) Total of	Average	Part of Publicly	May Yet Be
	Number of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs (1)
April 2010 (4/1/10 to 4/30/10)	—	$—	—	$—
May 2010 (5/1/10 to 5/31/10)	—	$—	—	$—
June 2010 (6/1/10 to 6/30/10)	—	$—	—	$—

(1)	On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of June 30, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million.
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

Dated: August 4, 2010