Form 10-Q
period 2010-09-30
AMERICA SERVICE GROUP INC /DE
filed 2010-11-02
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 9,265,915 shares of common stock, par value $0.01 per share, outstanding as of November 1, 2010.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,401	$37,655
Accounts receivable, net of allowance for doubtful accounts of $377 and $358, respectively	65,032	44,629
Inventories	2,938	2,929
Prepaid expenses and other current assets	12,929	16,754
Current deferred tax assets	5,205	9,252

Total current assets	101,505	111,219
Property and equipment, net	10,859	9,447
Goodwill	40,772	40,772
Contracts, net	1,728	1,937
Other assets	9,892	11,837

Total assets	$164,756	$175,212

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,317	$15,393
Accrued medical claims liability	22,389	22,358
Accrued expenses	44,825	62,895
Deferred revenue	4,149	13,385

Total current liabilities	90,680	114,031
Noncurrent portion of accrued expenses	19,547	15,481
Noncurrent deferred tax liabilities	4,834	3,727

Total liabilities	115,061	133,239

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at September 30, 2010 and December 31, 2009; 8,947,415 and 8,947,370 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	89	89
Additional paid-in capital	35,014	33,608
Retained earnings	14,592	8,276

Total stockholders’ equity	49,695	41,973

Total liabilities and equity	$164,756	$175,212

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets. The condensed consolidated balance sheet at
December 31, 2009 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Healthcare revenues	$157,933	$153,586	$474,357	$428,449
Healthcare expenses	144,235	144,478	432,445	399,182

Gross margin	13,698	9,108	41,912	29,267
Selling, general and administrative expenses	7,865	6,591	24,910	21,251
Corporate restructuring expenses	(21)	—	290	—
Audit Committee investigation and related expenses	31	973	387	1,106
Depreciation and amortization	894	646	2,491	1,906

Income from operations	4,929	898	13,834	5,004
Interest expense (income)	(26)	28	(78)	148

Income from continuing operations before income tax provision	4,955	870	13,912	4,856
Income tax provision	2,111	395	5,923	2,126

Income from continuing operations	2,844	475	7,989	2,730
Income (loss) from discontinued operations, net of taxes	(51)	241	(60)	788

Net income	$2,793	$716	$7,929	$3,518

Net income available to common shareholders (Note 19)	$2,767	$695	$7,754	$3,400

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$0.32	$0.05	$0.89	$0.29
Discontinued operations, net of taxes	(0.01)	0.03	(0.01)	0.09

Net income available to common shareholders per common share (Note 19)	$0.31	$0.08	$0.88	$0.38

Net income (loss) available to common shareholders per common share - diluted:
Continuing operations	$0.32	$0.05	$0.89	$0.28
Discontinued operations, net of taxes	(0.01)	0.03	(0.01)	0.09

Net income available to common shareholders per common share (Note 19)	$0.31	$0.08	$0.88	$0.37

Weighted average common shares outstanding:
Basic	8,871,307	8,998,512	8,772,845	8,964,710

Diluted	8,930,066	9,097,653	8,852,413	9,075,505

Dividends declared per share	$0.06	$0.05	$0.18	$0.05

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,929	$3,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,498	1,967
Loss on retirement of fixed assets	4	31
Finance cost amortization	24	106
Deferred income taxes	5,285	1,209
Share-based compensation expense	1,774	1,378
Excess tax benefits from share-based compensation expense	(131)	(143)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,403)	(9,931)
Inventories	(9)	85
Prepaid expenses and other current assets	3,825	(6,061)
Other assets	1,920	(2,699)
Accounts payable	3,924	(2,095)
Accrued medical claims liability	31	9,574
Accrued expenses	(14,004)	18,414
Deferred revenue	(9,236)	641

Net cash provided by (used in) operating activities	(16,569)	15,994

Cash flows from investing activities:
Capital expenditures	(3,704)	(3,216)

Net cash used in investing activities	(3,704)	(3,216)

Cash flows from financing activities:
Share repurchases	(544)	(3,570)
Dividends on common stock	(1,613)	(465)
Excess tax benefits from share-based compensation expense	131	143
Restricted stock repurchased from employees for employees’ tax liability	(958)	(177)
Issuance of common stock	391	319
Exercise of stock options	612	1,715

Net cash used in financing activities	(1,981)	(2,035)

Net increase (decrease) in cash and cash equivalents	(22,254)	10,743
Cash and cash equivalents at beginning of period	37,655	24,855

Cash and cash equivalents at end of period	$15,401	$35,598

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of September 30, 2010 and for the quarters and nine months ended September 30, 2010 and 2009 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applied on a basis consistent with those of the Company’s annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations presented for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
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
3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of September 30, 2010, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 18). The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the nine months ended September 30, 2010, the Company recognized additional expense totaling $0.4 million relative to this matter which are primarily due to legal expenses incurred as part of the Company reaching a settlement on February 19, 2010, regarding shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers (see Note 18).
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
     A reconciliation of the related restructuring liability at September 30, 2010 is as follows (in thousands):

One-time
Termination
Benefits
Balance at June 30, 2010	$245
Plus: Costs incurred	—
Less: Amounts paid	(45)

Balance at September 30, 2010	$200

5. Share-Based Compensation
     The Company has issued equity incentive awards to eligible employees and outside directors under the Amended and Restated Incentive Stock Plan, the Amended and Restated 1999 Incentive Stock Plan and the 2009 Equity Incentive Plan (“2009 Equity Plan”). The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with U.S. GAAP related to share-based payments. For the quarters ended September 30, 2010 and 2009, the Company recognized total share-based compensation costs of $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized total share-based compensation costs of $1.7 million and $1.4 million, respectively.
     No options were issued during the quarters and nine months ended September 30, 2010 and 2009. A summary of option activity and changes during the nine months ended September 30, 2010 is presented below:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2009	822,673	$17.16
Granted	—	—
Exercised	(87,240)	11.52
Canceled	(5,088)	15.32

Outstanding, September 30, 2010	730,345	$17.85	4.73	$589

Exercisable, September 30, 2010	705,345	$18.13	4.62	$467

Expected to vest, September 30, 2010 (2)	24,701	$10.01	7.97	$120

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.

(2)	Amount represents options expected to vest, net of estimated forfeitures.

     A summary of the nonvested shares of restricted stock and activity during the nine months ended September 30, 2010 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2009	298,070	$12.83
Granted	—	—
Vested	(220,972)	12.66
Forfeited	—	—

Nonvested, September 30, 2010	77,098	$13.32

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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Healthcare revenues	$770	$6,200	$5,497	$20,934
Healthcare expenses	854	5,777	5,591	19,543

Gross margin	(84)	423	(94)	1,391
Depreciation and amortization	2	16	7	61

Income (loss) from discontinued operations before taxes	(86)	407	(101)	1,330
Income tax provision (benefit)	(35)	166	(41)	542

Income (loss) from discontinued operations, net of taxes	$(51)	$241	$(60)	$788

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
     The Company has available-for-sale securities and money market accounts totaling $8.0 million and $15.0 million at September 30, 2010 and December 31, 2009, respectively, that are classified as cash equivalents on the accompanying condensed consolidated balance sheet. These financial assets are recorded at fair value in accordance with the U.S. GAAP fair value hierarchy, classified as a Level 1 measurement. Inputs used to measure fair value in accordance with Level 1 are quoted market prices in active markets for identical assets or liabilities.

8. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Billed accounts receivable	$39,995	$20,762
Unbilled accounts receivable	26,680	25,485
Other accounts receivable	628	648

	67,303	46,895
Less: Allowances	(377)	(358)

	66,926	46,537
Less: Receivables reclassified as noncurrent	(1,894)	(1,908)

	$65,032	$44,629

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
9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Prepaid insurance	$3,834	$6,824
Prepaid cash deposits for professional liability claims losses	7,088	8,501
Prepaid performance bonds	17	80
Prepaid other	1,990	1,349

	$12,929	$16,754

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	September 30,	December 31,	Estimated
	2010	2009	Useful Lives
Leasehold improvements	$1,006	$1,006	7 years
Equipment and furniture	11,426	9,843	5 years
Computer software	9,073	7,095	3-5 years
Medical equipment	1,238	1,180	5 years
Automobiles	62	62	5 years
Management information systems under development	153	176	—

	22,958	19,362
Less: Accumulated depreciation	(12,099)	(9,915)

	$10,859	$9,447

     Depreciation expense for the quarters ended September 30, 2010 and 2009 was approximately $0.8 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was approximately $2.3 million and $1.6 million, respectively.
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
11. Other Assets
     Other assets are stated at amortized cost or net realizable value and are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Deferred financing costs	$68	$68
Less: Accumulated amortization	(34)	(10)

	34	58
Prepaid cash deposits for professional liability claims losses	3,310	5,217
Prepaid insurance deposits	4,540	4,540
Noncurrent receivables	1,894	1,908
Other refundable deposits	114	114

	$9,892	$11,837

12. Contract Intangibles
     The gross and net values of contract intangibles consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Gross contracts value	$4,000	$4,000
Less: Accumulated amortization	(2,272)	(2,063)

	$1,728	$1,937

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
     Estimated aggregate amortization expense related to the above contract intangibles for the remainder of 2010 is $0.1 million and for each of the next four years is $0.3 million.

13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Salaries and employee benefits	$23,779	$21,528
Professional liability claims	21,604	25,236
Accrued workers’ compensation claims	7,609	7,130
Accrued loss contingency related to shareholder litigation (see Note 18)	4,536	15,126
Other	6,844	9,356

	64,372	78,376
Less: Noncurrent portion of deferred lease liability	(875)	(958)
Less: Noncurrent portion of professional liability and workers’ compensation claims	(18,672)	(14,523)

	$44,825	$62,895

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
     There are no loss contracts identified as of September 30, 2010.
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
15. Banking Arrangements
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2010, the Company had no borrowings outstanding under the Credit Agreement and $20.0 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date.
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
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to $0.4 million.
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and cash expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts, net of insurance recoveries, do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at September 30, 2010.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At September 30, 2010, the Company was in compliance with both the pre-distribution fixed charge coverage ratio and the post-distribution fixed charge coverage ratio.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2010, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for each of the quarter and nine months ended September 30, 2010 is 42.6%.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at September 30, 2010, and there is no accrued interest and penalties included in income tax expense for the quarters and nine months ended September 30, 2010 and 2009.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2007 through 2009. The Company is currently under audit for the 2008 tax year. Additionally, open tax years related to state jurisdictions remain subject to examination.
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
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $21.6 million and $25.2 million at September 30, 2010 and December 31, 2009, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the nine months ended September 30, 2010 and 2009, the Company recorded increases of approximately $6.4 million and $5.6 million, respectively, related to its prior years known claims reserves as a result of adverse developments on individual claims or matters. After considering the impact of earnings that would have been allocated to participating securities in calculating net income per common share (see Note 19), the Company’s net income available to common shareholders and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $3.8 million, or $0.42 per basic and diluted common share, for the nine months ended September 30, 2010 and $3.3 million, or $0.36 per basic common share and $0.35 per diluted common share, for the nine months ended September 30, 2009. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity and can fluctuate as a result of court decisions or as new facts become available. Given the inherent degree of variability in any such estimates, the reserves reported at September 30, 2010 represent management’s best estimate of the amounts necessary to discharge the Company’s self-insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the reserve for any adverse development is recorded.

18. Commitments and Contingencies
     The Company is subject to legal proceedings in the ordinary course of business. A discussion is provided below of significant outstanding matters for which there have been updates during 2010. For a discussion of all other significant outstanding matters, please refer to Note 21 of the Company’s 2009 Annual Report on Form 10-K filed on March 8, 2010.
Litigation and Claims
     DeSantis Professional Liability Suit. On August 26, 2010, Theresa DeSantis and Julie Giangiolini, as guardians of the estate of Anthony DeSantis, Jr., filed a complaint in the Court of the Sixteenth Judicial Circuit in Kane County, Illinois alleging that PHS, by and through the actions of its medical staff committed medical negligence which caused Anthony DeSantis Jr. to suffer from significant injuries. Plaintiffs seek damages to recoup past and future pain and suffering, loss of income, medical bills incurred and for the cost of future medical treatment. This matter is currently in the discovery phase, therefore, at this time, the Company is unable to determine the significance of this matter, however, the outcome of this lawsuit could have a material adverse effect on the Company’s result of operations or financial position in future periods once additional information becomes available.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at September 30, 2010 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its first renewal option under its contract with PHS.
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
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. At a hearing on October 15, 2010, the Court approved the settlement, entering a final judgment and dismissing with prejudice all claims against all defendant in the litigation. The settlement provided for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock. The total value of the settlement, based upon the Company’s closing share price for its common stock of $15.12 per share on October 15, 2010, is approximately $15.0 million. During the second quarter of 2010, the $10.5 million cash component of the settlement was paid by the Company to the escrow agent appointed by the Court. As such, at September 30, 2010 the Company has a remaining reserve of $4.5 million, which represents the final value of the stock component of the settlement and was included in accrued expenses in the Company’s condensed consolidated balance sheet as of September 30, 2010. On October 18, 2010, the Company issued 300,000 shares of its common stock to the escrow agent appointed by the Court thereby fulfilling all terms of the approved settlement. The Company now considers this matter closed.
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
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. During the second quarter of 2010, the Company received a written offer from the Delaware Department of Justice to settle the inquiry in exchange for a cash payment. The Company has reserves totaling $0.4 million related to this matter which is the Company’s estimate of refund and associated interest due to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 3). This amount is recorded in accrued expenses in the Company’s condensed consolidated balance sheet. The Company is continuing to cooperate with the Delaware Department of Justice during its inquiry.
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
Performance Bonds
     The Company is required under certain contracts to provide a performance bond and may also be required to post performance bonds for other business reasons. At September 30, 2010, the Company had outstanding performance bonds totaling $5.3 million. The performance bonds are renewed on an annual basis. The Company has no letters of credit at September 30, 2010 collateralizing these performance bonds. The Company is dependent on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.
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
     The Company has prepared its current period earnings per share calculations and retrospectively revised its prior period calculations to exclude net income allocated to these unvested restricted stock awards. Basic and diluted income from continuing operations per share was not impacted for the quarter ended September 30, 2009. Basic and diluted net income available to common shareholders per share decreased by $0.01 for the nine months ended September 30, 2009.
     The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands except for share and per share data):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$2,844	$475	$7,989	$2,730
Income (loss) from discontinued operations, net of taxes	(51)	241	(60)	788

Net income	2,793	716	7,929	3,518
Less: Income allocated to participating securities (unvested restricted shares)	(26)	(21)	(175)	(118)

Net income allocated to common shareholders	$2,767	$695	$7,754	$3,400

Components of income allocated to participating securities (unvested restricted shares):
Income from continuing operations	$27	$13	$176	$90
Income (loss) from discontinued operations, net of taxes	(1)	8	(1)	28

Income allocated to participating securities	$26	$21	$175	$118

Components of net income allocated to common shareholders — numerator for calculating net income (loss) available to common shareholders per common share:
Income from continuing operations	$2,817	$462	$7,813	$2,640
Income (loss) from discontinued operations, net of taxes	(50)	233	(59)	760

Net income allocated to common shareholders	$2,767	$695	$7,754	$3,400

Denominator:
Denominator for basic net income loss) available to common shareholders per common share — weighted average shares	8,871,307	8,998,512	8,772,845	8,964,710
Effect of dilutive non-participating securities:
Employee stock options	58,759	99,141	79,568	110,795

Denominator for diluted net income (loss) available to common shareholders per common share — adjusted weighted average shares and assumed conversions	8,930,066	9,097,653	8,852,413	9,075,505

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$0.32	$0.05	$0.89	$0.29
Discontinued operations, net of taxes	(0.01)	0.03	(0.01)	0.09

Net income available to common shareholders per common share	$0.31	$0.08	$0.88	$0.38

Net income (loss) available to common shareholders per common share — diluted:
Continuing operations	$0.32	$0.05	$0.89	$0.28
Discontinued operations, net of taxes	(0.01)	0.03	(0.01)	0.09

Net income available to common shareholders per common share	$0.31	$0.08	$0.88	$0.37

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per common share because the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Options excluded from computation of diluted net income per common share as effect would be anti-dilutive	420,520	584,000	395,385	859,005

Weighted average exercise price of excluded options	$21.44	$22.02	$21.82	$19.55

20. Comprehensive Income
     For the quarters and nine months ended September 30, 2010 and 2009, the Company’s comprehensive income was equal to net income.
21. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the nine months ended September 30, 2010, the Company repurchased and retired a total of 33,500 common shares at an aggregate cost of approximately $0.5 million. As of September 30, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million.
22. Subsequent Event
     On October 27, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended December 31, 2010. The dividend will be paid on December 9, 2010, to shareholders of record on November 18, 2010.
     In accordance with U.S. GAAP related to subsequent events, the Company evaluated all material events occurring subsequent to the balance sheet date of September 30, 2010, through the date the condensed consolidated financial statements were issued, for events requiring disclosure or recognition in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities. As of October 1, 2010, the Company provided and/or administered managed healthcare services under 57 contracts to approximately 166,000 inmates at over 150 sites in 20 states.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations or financial position to differ materially from those expressed or implied by the forward-looking statements include, among other things:
•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for inmate medical costs, catastrophic illnesses, injuries and medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to continue the payment of quarterly cash dividends, and if so, at the current amount;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years; and

•	the Company’s ability to expand its business beyond its traditional correctional health client base.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the nine months ended September 30, 2010 and 2009.

	Percentage of Revenue from
	Continuing Operations
	Nine Months Ended	Nine Months Ended
Contract Category	September 30, 2010	September 30, 2009
Fixed Fee	12.7%	13.2%
Population Based	67.5%	64.5%
Cost Plus a Fee	19.8%	22.3%
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
     Healthcare expenses include the compensation of physicians, nurses and other healthcare professionals and related benefits and all other direct costs of providing and/or administering the managed care, including the costs associated with services provided and/or administered by off-site medical providers, the costs of professional and general liability insurance and other self-funded insurance reserves discussed more fully below. Many of the Company’s contracts require the Company’s customers to reimburse the Company for all treatment costs or, in some cases, only treatment costs related to certain catastrophic events, and/or for specific disease diagnoses illnesses. Certain of the Company’s contracts do not contain such limits. The Company attempts to compensate for the increased financial risk when pricing contracts that do not contain individual, catastrophic or specific disease diagnosis-related limits. However, the occurrence of severe individual cases, specific disease diagnoses illnesses or a catastrophic event in a facility governed by a contract without such limitations could render the contract unprofitable and could have a material adverse effect on the Company’s operations. For certain of its contracts that do not contain catastrophic protection, the Company maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $375,000 per inmate up to an annual cap of $1.0 million per inmate and $3.0 million in total. Amounts reimbursable per claim under the policy are further limited to the lessor of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
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
     There are no loss contracts identified as of September 30, 2010.
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
     At September 30, 2010, the Company’s reserves for both known as well as incurred but not reported claims totaled $21.6 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Reserves for medical malpractice claims can also fluctuate as a result of court decisions or as new facts become available. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the nine months ended September 30, 2010 and 2009, the Company recorded increases of approximately $6.4 million and $5.6 million, respectively, related to its prior year known claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At September 30, 2010, the Company has approximately $9.2 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.6 million of this amount is related to workers’ compensation claims, of which approximately $4.5 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. These estimated liabilities are recorded on an undiscounted basis. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.

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

     The Company’s other identifiable intangible assets represent customer contracts acquired in acquisitions and are amortized on the straight-line method over their estimated useful lives. The Company also assesses the potential impairment of its other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At September 30, 2010, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for each of the quarter and nine months ended September 30, 2010 is 42.6%.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at September 30, 2010 and there is no accrued interest and penalties included in income tax expense for the quarters and nine months ended September 30, 2010 and 2009.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2007 through 2009. The Company is currently under audit for the 2008 tax year. Additionally, open tax years related to state jurisdictions remain subject to examination.

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

	Quarter ended		Nine months ended
	September 30,		September 30,
Percentage of Healthcare Revenues	2010	2009	2010	2009
Healthcare revenues	100.0%	100.0%	100.0%	100.0%
Healthcare expenses	91.3	94.1	91.2	93.2

Gross margin	8.7	5.9	8.8	6.8
Selling, general and administrative expenses	5.0	4.3	5.2	5.0
Corporate restructuring expenses	—	—	0.1	—
Audit Committee investigation and related expenses	—	0.6	0.1	0.2
Depreciation and amortization	0.6	0.4	0.5	0.4

Income from operations	3.1	0.6	2.9	1.2
Interest expense (income)	—	—	—	0.1

Income from continuing operations before income tax provision	3.1	0.6	2.9	1.1
Income tax provision	1.3	0.3	1.2	0.5

Income from continuing operations	1.8	0.3	1.7	0.6
Income (loss) from discontinued operations, net of taxes	—	0.2	—	0.2

Net income	1.8%	0.5%	1.7%	0.8%

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009
     Healthcare revenues. Healthcare revenues for the quarter ended September 30, 2010 increased $4.3 million, or 2.8%, from $153.6 million for the quarter ended September 30, 2009 to $157.9 million for the quarter ended September 30, 2010. Healthcare revenues in 2010 included $0.5 million of revenue growth resulting from correctional healthcare services contracts added subsequent to July 1, 2009 through marketing activities. Correctional healthcare services contracts in place at July 1, 2009 and continuing beyond September 30, 2010 experienced revenue growth of 2.5% consisting of additional revenue of $3.8 million during the third quarter of 2010 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended September 30, 2010 decreased $0.3 million, or 0.2%, from $144.5 million, or 94.1% of revenues, for the quarter ended September 30, 2009 to $144.2 million, or 91.3% of revenues, for the quarter ended September 30, 2010. Correctional healthcare services contracts in place at July 1, 2009 and continuing beyond September 30, 2010 experienced a decrease in healthcare expenses of $0.9 million during the third quarter of 2010 primarily due to a reduction in off-site medical services associated with providing healthcare to inmates at existing contracts. Included in healthcare expenses for the quarter ended September 30, 2009 is approximately $2.5 million of expense for estimated off-site inmate medical claims incurred but not reported for the period April 1, 2009 through June 30, 2009 for the State of Michigan Department of Corrections contract, which related to an unanticipated increase in claims for the dates of service noted above processed during the month of August 2009 by the Company’s provider network subcontractor under this contract. Offsetting this reduction was an increase in expenses related to new correctional healthcare services contracts added subsequent to July 1, 2009 through marketing activities totaling $0.6 million. Also included in healthcare expenses for the quarter ended September 30, 2010 is approximately $0.1 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in healthcare expenses for the quarter ended September 30, 2009 is a net reduction of totaling $0.1 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan due to the financial performance of the quarter.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $7.9 million, or 5.0% of revenues, for the quarter ended September 30, 2010 as compared to $6.6 million, or 4.3% of revenues, for the quarter ended September 30, 2009. Included in selling, general and administrative expenses for the quarters ended September 30, 2010 and 2009 is approximately $0.3 million and $0.5 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the quarter ended September 30, 2010 is approximately $0.3 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in selling, general and administrative expenses for the quarter ended September 30, 2009 is a net reduction of approximately $0.3 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan due to the financial performance of the quarter. The remaining increase is primarily due to an increase in administrative salaries primarily in the clinical and information technology areas.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $31,000 for the quarter ended September 30, 2010 as compared to $1.0 million for the quarter ended September 30, 2009. The Audit Committee investigation and related expenses incurred in the quarter ended September 30, 2010, are primarily due to legal expenses incurred as part of the Company reaching a settlement on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers. See Part II — Item 1. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $0.9 million and $0.6 million for the quarters ended September 30, 2010 and 2009, respectively. The increase in depreciation and amortization is primarily due to an increase in capital expenditures.
     Interest expense (income). Net interest income was $26,000 for the quarter ended September 30, 2010 compared to net interest expense totaling $28,000 for the quarter ended September 30, 2009. During the quarter ended September 30, 2010, the Company had no borrowings outstanding on its Credit Agreement resulting in a reduction in interest expense. This reduction, combined with earnings on cash balances, resulted in net interest income for the period.
     Income tax provision. The income tax provision for the quarter ended September 30, 2010 was $2.1 million as compared with $0.4 million for the quarter ended September 30, 2009 as a result of an increase in income from continuing operations before income tax provision to $5.0 million for the quarter ended September 30, 2010 as compared with $0.9 million for the quarter ended September 30, 2009.
     Income from continuing operations. Income from continuing operations for the quarter ended September 30, 2010 was $2.8 million, as compared with $0.5 million for the quarter ended September 30, 2009 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the quarter ended September 30, 2010 was $0.1 million as compared with income of $0.2 million for the quarter ended September 30, 2009. Income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of this application of U.S. GAAP.
     Net income. Net income for the quarter ended September 30, 2010 was $2.8 million, or 1.8% of revenues, as compared with $0.7 million, or 0.5% of revenues, for the quarter ended September 30, 2009. This change in net income resulted from the factors discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
      Healthcare revenues. Healthcare revenues for the nine months ended September 30, 2010 increased $46.0 million, or 10.7%, from $428.4 million for the nine months ended September 30, 2009 to $474.4 million for the nine months ended September 30, 2010. Healthcare revenues in 2010 included $26.5 million of revenue growth resulting from correctional healthcare services contracts added subsequent to January 1, 2009 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2009 and continuing beyond September 30, 2010 experienced revenue growth of 5.3% consisting of additional revenue of $19.5 million during the nine months ended September 30, 2010 as the result of increases from contract renegotiations and automatic price increases. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the nine months ended September 30, 2010 increased $33.3 million, or 8.3%, from $399.2 million, or 93.2% of revenues, for the nine months ended September 30, 2009 to $432.4 million, or 91.2% of revenues, for the nine months ended September 30, 2010. Expenses related to new correctional healthcare services contracts added subsequent to January 1, 2009 through marketing activities accounted for $15.8 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2009 and continuing beyond September 30, 2010 experienced an increase in healthcare expenses of $17.2 million during the nine months ended September 30, 2010 as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Also included in healthcare expenses for the nine months ended September 30, 2010 is approximately $0.8 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in healthcare expenses for the nine months ended September 30, 2009 is approximately $0.5 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $24.9 million, or 5.2% of revenues, for the nine months ended September 30, 2010 as compared to $21.3 million, or 5.0% of revenues, for the nine months ended September 30, 2009. Included in selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 is approximately $1.7 million and $1.3 million, respectively, related to share-based compensation expense. Included in this increase is approximately $0.5 million related to the accelerated vesting of restricted shares that were issued in the first quarter of 2009, as a result of the achievement of a specified target for the average closing share price of the Company’s common stock. Also included in selling, general and administrative expenses for the nine months ended September 30, 2010 is approximately $2.1 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in selling, general and administrative expenses for the nine months ended September 30, 2009 is approximately $1.1 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. The remaining increase is primarily due to an increase in administrative salaries primarily in the clinical and business development areas.
     Corporate restructuring expenses. Corporate restructuring expenses were $0.3 million for the nine months ended September 30, 2010, which related to the management transitional changes implemented in the second quarter of 2010. There were no corporate restructuring expenses in the nine months ended September 30, 2009.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.4 million for the nine months ended September 30, 2010 as compared to $1.1 million for the nine months ended June 30, 2009. The Audit Committee investigation and related expenses incurred in the nine months ended September 30, 2010, are primarily due to legal expenses incurred as part of the Company reaching a settlement on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers. See Part II — Item 1. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $2.5 million and $1.9 million, respectively, for the nine months ended September 30, 2010 and 2009, respectively. The increase in depreciation and amortization is primarily due to an increase in capital expenditures.

     Interest expense (income). Net interest income was $0.1 million for the nine months ended September 30, 2010 compared to net interest expense totaling $0.1 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company had no borrowings outstanding on its Credit Agreement resulting in a reduction in interest expense. This reduction, combined with earnings on cash balances, resulted in net interest income for the period.
     Income tax provision. The income tax provision for the nine months ended September 30, 2010 was $5.9 million as compared with $2.1 million for the nine months ended September 30, 2009 as a result of an increase in income from continuing operations before income tax provision to $13.9 million for the nine months ended September 30, 2010 as compared with $4.9 million for the nine months ended September 30, 2009.
     Income from continuing operations. Income from continuing operations for the nine months ended September 30, 2010 was $8.0 million, as compared with $2.7 million for the nine months ended September 30, 2009 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes, for the nine months ended September 30, 2010 was $0.1 million as compared with income of $0.8 million for the nine months ended September 30, 2009. Income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 of the Company’s condensed consolidated financial statements for further discussion of this application of U.S. GAAP.
     Net income. Net income for the nine months ended September 30, 2010 was $7.9 million, or 1.7% of revenues, as compared with $3.5 million, or 0.8% of revenues, for the nine months ended September 30, 2009. This change in net income resulted from the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $10.8 million at September 30, 2010 compared to negative working capital of $2.8 million at December 31, 2009. At September 30, 2010, days sales outstanding in accounts receivable were 38, accounts payable days outstanding were 25 and accrued medical claims liability days outstanding were 48. At December 31, 2009, days sales outstanding in accounts receivable were 25, accounts payable days outstanding were 19 and accrued medical claims liability days outstanding were 46. The increase in days sales outstanding in accounts receivable at September 30, 2010 was primarily due to temporary delays in collections from certain large clients.
     The Company had stockholders’ equity of $49.7 million at September 30, 2010 and $42.0 million at December 31, 2009. The Company had cash and cash equivalents of $15.4 million at September 30, 2010 compared to $37.7 million at December 31, 2009. This decrease is primarily the result of the increase in days sales outstanding discussed above, combined with reductions in accrued expenses due to payments totaling $14.1 million made during the second quarter of 2010 related to settlements of shareholder litigation, as discussed more fully in Part II — Item 1. “Legal Proceedings,” and professional liability claims payments.
     Cash flows from operating activities represent the year to date net income plus adjustments for various non-cash charges, such as depreciation and amortization expense and share-based compensation expense, and changes in various components of working capital. Cash flows used in operating activities during the nine months ended September 30, 2010 were $16.6 million, a decrease of $32.6 million from cash flows provided by operations during the nine months ended September 30, 2009 of $16.0 million as a result of the items discussed above.
     Cash flows used in investing activities were $3.7 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively, which represented capital expenditures, which were financed through working capital.
     Cash flows used in financing activities during the nine months ended September 30, 2010 were $2.0 million, which resulted from dividends on common stock of $1.6 million, share repurchases of $0.5 million and restricted stock repurchased from employees for employees’ tax liability of $1.0 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.4 million, excess tax benefits from share-based compensation arrangements of $0.1 million and cash receipts resulting from option exercises of $0.6 million. Cash flows used in financing activities during the nine months ended September 30, 2009 were $2.0 million, which resulted from dividends on common stock of $0.4 million, share repurchases of $3.5 million and restricted stock repurchased from employees for employees’ tax liability of $0.2 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.3 million, excess tax benefits from share-based compensation arrangements of $0.1 million and cash receipts resulting from option exercises of $1.7 million.
     Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of September 30, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million.
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
     Dividends
     On April 13, 2010, the Company paid a $0.06 cash dividend per share on the Company’s common stock for the quarter ended March 31, 2010. On June 8, 2010, the Company paid a $0.06 cash dividend per share on the Company’s common stock for the quarter ended June 30, 2010. On September 9, 2010, the Company paid a $0.06 cash dividend per share on the Company’s common stock for the quarter ended September 30, 2010. On October 27, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended December 31, 2010. The dividend will be paid on December 9, 2010 to stockholders of record on November 18, 2010.
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
     Credit Facility
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At September 30, 2010, the Company had no borrowings outstanding under the Credit Agreement and $20.0 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date.
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
     All amounts outstanding under the Credit Agreement will be due and payable on October 31, 2011. If the Credit Agreement is extinguished prior to July 31, 2011, the Company will be required to pay an early termination fee equal to $0.4 million.
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and cash expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts, net of insurance recoveries, do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at September 30, 2010.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At September 30, 2010, the Company was in compliance with both the pre-distribution fixed charge coverage ratio and the post-distribution fixed charge coverage ratio.
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

     A portion of the Company’s cash resources were used in the second quarter of 2010 to fund the settlement of the shareholder litigation against the Company and certain executive officers. On February 19, 2010 the Company agreed to the terms of a mediator’s proposed settlement, which received final Court approval on October 15, 2010. As part of the settlement, the Company paid $10.5 million in cash to the escrow agent appointed by the Court during the second quarter of 2010. In October 2010, the Company issued 300,000 shares of common stock.
     Other Financing Transactions
     At September 30, 2010, the Company was contingently liable for $5.3 million of performance bonds.
     Off-Balance Sheet Transactions
     As of September 30, 2010, the Company did not have any off-balance sheet financing transactions or arrangements except for operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the condensed consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Company’s Credit Agreement. The Credit Agreement contains an interest rate based on the one-month LIBOR rate, subject to a minimum LIBOR rate of 3.14%; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate for the quarter ended September 30, 2010 would have had no material effect on interest expense paid under the Credit Agreement. Net interest expense (income) represents less than 1% of the Company’s revenues for each of the nine months ended September 30, 2010 and 2009. The Company has no debt outstanding at September 30, 2010.
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
     DeSantis Professional Liability Suit. On August 26, 2010, Theresa DeSantis and Julie Giangiolini, as guardians of the estate of Anthony DeSantis, Jr., filed a complaint in the Court of the Sixteenth Judicial Circuit in Kane County, Illinois alleging that PHS, by and through the actions of its medical staff committed medical negligence which caused Anthony DeSantis Jr. to suffer from significant injuries. Plaintiffs seek damages to recoup past and future pain and suffering, loss of income, medical bills incurred and for the cost of future medical treatment. This matter is currently in the discovery phase, therefore, at this time, the Company is unable to determine the significance of this matter, however, the outcome of this lawsuit could have a material adverse effect on the Company’s result of operations or financial position in future periods once additional information becomes available.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at September 30, 2010 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its first renewal option under its contract with PHS.
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
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. At a hearing on October 15, 2010, the Court approved the settlement, entering a final judgment and dismissing with prejudice all claims against all defendant in the litigation. The settlement provided for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock. The total value of the settlement, based upon the Company’s closing share price for its common stock of $15.12 per share on October 15, 2010, is approximately $15.0 million. During the second quarter of 2010, the $10.5 million cash component of the settlement was paid by the Company to the escrow agent appointed by the Court. As such, at September 30, 2010 the Company has a remaining reserve of $4.5 million, which represents the final value of the stock component of the settlement and was included in accrued expenses in the Company’s condensed consolidated balance sheet as of September 30, 2010. On October 18, 2010, the Company issued 300,000 shares of its common stock to the escrow agent appointed by the Court, thereby fulfilling all terms of the approved settlement. The Company now considers this matter closed.
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
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. During the second quarter of 2010, the Company received a written offer from the Delaware Department of Justice to settle the inquiry in exchange for a cash payment. The Company has reserves totaling $0.4 million related to this matter which is the Company’s estimate of refund and associated interest due to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 3). This amount is recorded in accrued expenses in the Company’s condensed consolidated balance sheet. The Company is continuing to cooperate with the Delaware Department of Justice during its inquiry.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) Repurchases (shown in 000’s except share and per share amounts):

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate Dollar
		(b)	Purchased as	Value) of shares that
	(a) Total	Average	Part of Publicly	May Yet Be
	of Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs (1)
July 2010 (7/1/10 to 7/31/10)	—	$—	—	$—
August 2010 (8/1/10 to 8/31/10)	—	$—	—	$—
September 2010 (9/1/10 to 9/30/10)	—	$—	—	$—

(1)	On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of September 30, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS
3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2009).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	—	Change Notice No. 2 to the Contract between Prison Health Service, Inc. and the State of Michigan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by U.S. GAAP related to earnings per share is provided in Note 19 to the condensed consolidated financial statements in this report.

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

Dated: November 2, 2010