Form 10-K
period 2010-12-31
AMERICA SERVICE GROUP INC /DE
filed 2011-03-03
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2010 (based on the last reported closing price per share of Common Stock as reported on the Nasdaq Global Select Market on such date) was approximately $149,243,832. As of March 1, 2011, the registrant had 9,295,946 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Portions of the Company’s Annual Report to Stockholders for fiscal year 2010 and portions of the Company’s Definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K.

PART I
Cautionary Statement Regarding Forward-Looking Information
     This Annual Report on Form 10-K contains statements that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “projects,” “will,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations to differ materially from those expressed or implied by forward looking statements including, among other things:
•	the Company’s ability to obtain shareholder approval, regulatory approval and close the transaction discussed in Part I — Item 1. “Business — Significant Recent Development;”

•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for inmate medical costs, catastrophic illnesses, injuries and medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to continue the payment of quarterly cash dividends, and if so, at the current amount;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years; and

•	the Company’s ability to expand its business beyond its traditional correctional health client base.

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
Item 1. Business
     America Service Group Inc. (“ASG” or the “Company”), through its subsidiaries Prison Health Services, Inc. (“PHS”) and Correctional Health Services, LLC (“CHS”), contracts to provide and/or administer managed healthcare services to over 140 correctional facilities throughout the United States.
Significant Recent Development
     On March 2, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valitás Health Services, Inc., a Delaware corporation (“Valitás”), and Whiskey Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Valitás (“Merger Sub”), providing for the acquisition of the Company by Valitás. Subject to the terms and conditions of the Merger Agreement, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Valitás.
     At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company that is issued and outstanding as of immediately prior to the Effective Time (other than shares held by the Company, Valitás or any of their respective subsidiaries or shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically converted into the right to receive $26.00 in cash, without interest (such per share amount, the “Merger Consideration”). As of the Effective Time, all such converted shares of common stock of the Company shall no longer be outstanding and shall automatically be canceled and shall cease to exist.
     Each issued and outstanding option to purchase shares of Company common stock will vest in full as of immediately prior to and contingent on the closing of the Merger, and each holder of an option that has an exercise price per share that is less than the Merger Consideration will be entitled to receive after the Effective Time an amount in cash equal to the excess of the Merger Consideration over such exercise price per share, in each case multiplied by the number of shares of Company common stock underlying the option. Additionally, all restricted shares of Company common stock that are subject to vesting or forfeiture conditions (whether time-based or performance-based) that are outstanding as of immediately prior to the Effective Time shall become fully vested immediately prior to and contingent on the closing of the Merger.
     The Company’s Board of Directors (the “Board of Directors”), based on the recommendation of the disinterested members of the Board of Directors, unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. In connection with such approval, Oppenheimer & Co. Inc. rendered its opinion to the Board of Directors that, as of the date of the opinion and subject to the various assumptions and qualifications set forth therein, the Merger Consideration to be received by the Company’s stockholders is fair, from a financial point of view, to such stockholders.
     The consummation of the Merger is subject to certain customary conditions, including, without limitation: (i) the approval by the holders of at least a majority of the outstanding shares of Company common stock entitled to vote on the Merger Agreement and the transactions contemplated thereby, including the Merger; (ii) receipt of any required approvals or expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); and (iii) the absence of any law or order prohibiting or otherwise making illegal the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation: (i) the accuracy of the representations and warranties made by the other party to the Merger Agreement, subject to customary materiality qualifiers; and (ii) the compliance by the other party with its obligations and preclosing covenants thereunder, subject to customary materiality qualifiers.
     The Merger Agreement contains customary representations and warranties of the parties. The Merger Agreement also contains customary covenants, including covenants requiring: (i) each of the parties to use reasonable best efforts to cause the Merger to be consummated; and (ii) the Company to call and hold a stockholders’ meeting at which the Board of Directors will recommend, subject to certain exceptions based on its fiduciary duties, that the stockholders approve the Merger Agreement and the transactions contemplated thereby, including the Merger. The Merger Agreement also requires the Company to conduct its operations in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the Effective Time.
     Under the terms of the Merger Agreement, the Company may solicit, initiate and encourage other proposals to acquire the Company, and provide non-public information and participate in discussions or negotiations in connection therewith, until 12:00 a.m. (Eastern time) on April 17, 2011 (the “No-Shop Period Start Date”). Starting on the No-Shop Period Start Date, the Company will be subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties who have not submitted an acquisition proposal to the Company prior to the No-Shop Period Start Date. Until 12:00 a.m. (Eastern time) on May 1, 2011, however, the Company may continue discussions or negotiations with any “Excluded Party,” which is generally defined in the Merger Agreement as any party from whom the Company receives an acquisition proposal prior to the No-Shop Period Start Date that, before the No-Shop Period Start Date, the Board of Directors determines in good faith, after consultation with its independent financial advisors, is or would reasonably be expected to result in a Superior Proposal (as such term is defined in the Merger Agreement), and which acquisition proposal has not been withdrawn or failed to be a Superior Proposal or an acquisition proposal that would reasonably be expected to result in a Superior Proposal for any continuous period of at least five business days.
     The “no-shop” restrictions in the Merger Agreement are also subject to a customary “fiduciary-out” provision which allows the Company under certain circumstances to provide information to and participate in discussions with third parties with respect to an unsolicited alternative acquisition proposal that the Board of Directors has determined is or would reasonably be expected to result in a Superior Proposal. Notwithstanding the foregoing, the Company is required to provide Valitás with certain information regarding its discussions with third parties, and under specified circumstances to negotiate in good faith with Valitás in the event of other acquisition proposals and/or certain other developments.
     The Merger Agreement also contains certain termination rights in favor of each party, including rights allowing the Company to terminate the Merger Agreement in order to accept a Superior Proposal. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Valitás a specified fee and to reimburse Valitás for up to $2.0 million in transaction expenses. For instance, in the event that Valitás or the Company exercises its rights to terminate the Merger Agreement in certain circumstances, the Company will be required to pay to Valitás a fee in the amount of $8.0 million, plus transaction expenses. However, if certain terminations result from the Company’s acceptance of a Superior Proposal made by an Excluded Party, then the fee payable to Valitás will be reduced to $4.5 million, plus transaction expenses.
     Barclays Bank PLC and Bank of America, N.A. (collectively, the “Senior Lenders”) have provide customory senior debt commitment letters dated March 2, 2011, to provide Valitás with $360.0 million in senior secured credit facilities, comprised of: (i) a term loan facility of $285.0 million; and (ii) a revolving credit facility of $75.0 million. In addition, funds managed by GSO Capital Partners LP and its affilates (the “Mezzanine Lender” and collectively with the Senior Lenders, the “Lenders”) have provided customory mezzanine financing commitment letters dated March 2, 2011, to provide Valitás with $100.0 million in gross proceeds from the issuance and sale by Valitás of unsecured senior subordinated notes pursuant to a private placement. The obligations of the Lenders to provide the debt financing under the respective debt commitment letters are subject to a number of conditions which the Company believes are customary for financings of this type or are otherwise similar to certain conditions in the Merger Agreement. The final termination date for the commitments under each debt commitment letter is August 31, 2011. The Merger Agreement does not contain any financing condition or reverse termination fee.
     The Merger is currently expected to be completed in the second quarter of 2011.

General
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
     The following table sets forth certain information regarding the Company’s correctional healthcare and, prior to May 1, 2007, pharmacy contracts.

	Historical December 31,
	2010	2009	2008	2007	2006
Number of correctional contracts(1)	57	62	64	60	92
Average number of inmates in all facilities covered by correctional contracts(2)	162,209	173,172	130,749	131,459	175,728

(1)	Indicates the number of contracts in effect at the end of the period specified. The 2006 number of correctional contracts also includes independent pharmacy distribution contracts totaling 16, which are not included in the 2007, 2008, 2009 and 2010 number of correctional contracts due to the Transaction discussed above.

(2)	Based on an average number of inmates during the last month of each period specified. The 2006 inmate counts also include inmates under independent pharmacy distribution contracts totaling approximately 11,000, which are not included in the 2007, 2008, 2009 and 2010 inmate counts due to the Transaction discussed above.
     ASG was incorporated in 1990 as a Delaware holding company for PHS. Unless the context otherwise requires, the terms “ASG” or the “Company” refer to ASG and its direct and indirect subsidiaries. ASG’s executive offices are located at 105 Westpark Drive, Suite 200, Brentwood, Tennessee 37027.

Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2010, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the year ended December 31, 2010, the Company recognized additional expense totaling $0.5 million relative to this matter which is primarily due to legal expenses incurred as part of the Company reaching a settlement on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”).
Correctional Healthcare Services
     The Company, through PHS and CHS, contracts with state, county and local governmental agencies to provide and/or administer healthcare services to inmates of prisons and jails. The Company’s revenues from correctional healthcare services are generated primarily by payments from governmental entities, none of which are dependent on third party payment sources although they are dependent on appropriate governmental funding. The Company provides and/or administers a wide range of on-site healthcare programs, and arranges for and oversees off-site hospitalization and specialty outpatient care. The hospitalization and specialty outpatient care is performed by third parties through arrangements with independent doctors and local hospitals. For each of the years ended December 31, 2010, 2009 and 2008, revenues from correctional healthcare services accounted for 100% of the Company’s healthcare revenues from continuing operations and discontinued operations combined.
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
     At December 31, 2010, contracts accounting for approximately 8.7% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2010 contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates. However, none of these contracts has longer than one year remaining without a termination provision.
     Moreover, when preparing bid proposals, the Company estimates the extent of its exposure to cost increases, severe individual cases and catastrophic events and attempts to compensate for its exposure in the pricing of its bids. The Company’s management has experience in evaluating these risks for bidding purposes and maintains an extensive database of historical experience. Nonetheless, increased or unexpected costs against which the Company is not protected could render a contract unprofitable. Furthermore, in an effort to manage risk under contracts that contain no limits on the Company’s exposure for treatment costs related to off-site expenses, catastrophic illnesses or injuries to inmates, the Company typically maintains stop loss insurance from an unaffiliated insurer with respect to, among other things, inpatient and outpatient hospital expenses (as defined in the policy) for amounts in excess of $375,000 per inmate up to an annual cap of $1.0 million per inmate and $3.0 million in total. Amounts reimbursable per claim under the policy are further limited to the lesser of billed charges, the amount paid or the contracted amounts in situations where the Company has negotiated rates with the applicable providers.
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
     The Company has developed a variety of customized databases to facilitate and improve operational review including (i) a claims management tracking system that monitors current outpatient charges and inpatient stays, (ii) a comprehensive cost review system that analyzes the Company’s average costs per inmate at each facility, which includes pharmaceutical utilization and trend analysis available from Maxor, and (iii) a daily operating report to manage inpatient stays.
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
     As of December 31, 2010, the Company had approximately 3,290 employees, including approximately 191 doctors and 1,516 nurses. The Company also utilizes approximately 1,204 independent contractors, including physicians, dentists, psychiatrists, psychologists and other healthcare professionals. Of the Company’s employees, approximately 507 are represented by labor unions. The Company believes that its employee relations are good.
Seasonality
     The Company’s business of correctional healthcare services is not materially impacted by seasonality.
Competition
     The business of providing correctional healthcare services to governmental entities is highly fragmented and competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers including certain state medical schools and other state or municipal organizations. The Company estimates that it currently has approximately 6% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates currently has approximately 7% of the combined privatized and non-privatized market, and Correct Care Solutions, LLC and Wexford Health Sources, Inc., which the Company estimates each currently have approximately 2% of such market. The market share estimates shown above for the Company reflect its contracts currently in place. The market share estimates shown above for Correctional Medical Services, Correct Care Solutions, LLC and Wexford Health Sources, Inc., reflect the Company’s estimate of contracts currently held by these competitors. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market.
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
Major Contracts
     Substantially all of the Company’s operating revenue is derived from contracts with state, county and local governmental entities. The Company’s Rikers Island, New York contract accounted for approximately 18.7% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2010. The Company’s Commonwealth of Pennsylvania, Department of Corrections contract accounted for approximately 15.1% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2010. The Company’s contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections accounted for approximately 17.1% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2010. No other contract accounted for 10% or more of such revenues during the years ended December 31, 2010, 2009 or 2008. Summaries of the Company’s three largest contracts based on healthcare revenues from continuing and discontinued operations combined for the fiscal year ended December 31, 2010 follow below.
     Rikers Island Contract. Effective January 1, 2005, the Company, through PHS, entered into a contract with the New York City Department of Health and Mental Hygiene (“NYCDOH”) to provide management and administrative services with respect to the provision of comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction. The three-year “cost plus fixed fee” contract commenced on January 1, 2005 and was renewed, effective as of January 1, 2008 (the “Renewal Agreement”). Pursuant to the Renewal Agreement, PHS, through arrangements with professional service corporations, who are also parties to the Renewal Agreement, administered the provision of comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction. The renewed “cost plus fixed fee” contract had a term of three years ending on December 31, 2010. Pursuant to the Renewal Agreement, PHS was subject to mandatory staffing and other performance requirements. Additionally, NYCDOH was required to indemnify PHS and the professional service corporations and their respective employees for damages for personal injuries and/or death alleged to have been sustained by an inmate by reason of malpractice, except where PHS or the professional service corporations or their respective employees had engaged in intentional misconduct or a criminal act.

     On December 30, 2010, PHS and the NYCDOH entered into a two-year contract, effective January 1, 2011 for PHS to provide administrative services related to the provision of comprehensive medical, mental health, dental and ancillary services to inmates in the custody of the New York City Department of Correction. The new contract with NYCDOH has substantially the same contract provisions as the Renewal Agreement discussed above.
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
     The Company has entered into the Merger which is subject to shareholder approval, regulatory approval and the performance of the parties to the Merger Agreement. As discussed in Part 1. — Item 1. “Business — Significant Recent Development”, on March 2, 2011, the Company entered into the Merger Agreement. Management of the Company is unable to predict what effect the Merger may have on its business, financial condition, results of operations or stock price. The material factors that could have an effect on the Company’s business, financial condition, results of operations or stock price include, without limitation, the following: (1) the inability to complete the Merger in a timely manner; (2) the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the Merger, including expiration or termination of the waiting period under the HSR Act; (3) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (4) the failure to obtain the necessary debt financing arrangements set forth in the commitment letters received by Valitás in connection with the Merger Agreement; (5) the impact of the substantial indebtedness incurred to finance the consummation of the Merger; (6) the possibility that competing offers will be made; (7) the effect of the announcement of the transaction on the Company’s business relationships, operating results and business generally, either before or after the consummation of the transaction; (8) diversion of management’s attention from ongoing business concerns as a result of the pendency or consummation of the Merger; and (9) general economic or business conditions and other factors.
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
     The Company is the subject of a certain government inquiry and the Company could become the subject of additional government investigations, enforcement actions or penalties in the future, any of which could adversely affect the Company. The Company could be the subject of future government investigations, enforcement actions or penalties. As previously and currently disclosed, the Company was the subject of a informal inquiry by the SEC as it related to the Audit Committee investigation. However, in November 2009, the SEC confirmed that its informal inquiry has been formally closed without any enforcement action. The SEC further confirmed it never issued a formal order of investigation or a Wells Notice relating to this matter.
     The Company was also the subject of an informal inquiry by the U.S. Attorney for the Middle District of Tennessee (the “U.S. Attorney”) with respect to those matters that were the subject of the Audit Committee’s internal investigation. The Company was informed in early 2010 that the U.S. Attorney has no active investigation against the Company. In addition, the Company has received notice from the Delaware Department of Justice, Office of Attorney General that it is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP for pharmaceutical services (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). Both the Audit Committee and the Company have cooperated and intend to continue to cooperate fully with the Delaware Attorney General regarding its inquiry. However, there can be no assurance that the U.S. Attorney and the Delaware Attorney General or any other governmental authority (including, without limitation, the governmental entities with which the Company entered into contractual relationships) will not take any action that would adversely affect the Company as a result of the matters investigated by the Audit Committee. Such actions could result in criminal, civil or other penalties, including the imposition of fines, the termination of existing contracts, the debarment from pursuing future business in certain jurisdictions or additional restatements of the Company’s financial statements. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations, cash flows or stock price.
     The Company was a defendant in a shareholder class action lawsuit and was required to pay damages in excess of the coverage of its directors and officers liability insurance. The Company and certain of its executive officers were named defendants in a shareholder class action lawsuit (see Note 21 to the Company’s consolidated financial statements and Item 3. “Legal Proceedings”). The Company and its current or former directors or officers could be named defendants in future shareholder class actions and could be required to pay damages in excess of the coverage of its directors and officers liability insurance in the future.
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
     Additionally, the Company relies on a small number of client contracts for a significant portion of its revenues. The combined revenues of the Company’s Rikers Island, New York, Commonwealth of Pennsylvania, Department of Corrections and State of Michigan Department of Corrections contracts accounted for approximately 50.9% of the total healthcare revenues from continuing and discontinued operations combined for the year ended December 31, 2010. The loss of any of these contracts could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. For more information on the Company’s significant contracts, see Item 1. “Business — Major Contracts.”
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
     The Company’s future growth depends, in part, on further privatization of correctional healthcare services and it can provide no assurances that such further privatization will occur. The Company’s future revenue growth depends, in part, on continued privatization by state, county and local governmental agencies of healthcare services for correctional facilities. The Company believes, based on marketplace information and internal estimates that no significant annualized correctional healthcare contract revenues were newly privatized in 2010 by governmental agencies either for the first time or as a result of the expansion of existing contracted services to encompass additional or expanded services. There can be no assurance that this market will continue to grow or that existing contracts will continue to be made available to the private sector. Revenue growth could also be adversely affected by material decreases in the inmate population of correctional facilities. Any of these results could cause the Company’s revenue to decline and harm its business and operating results.
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
     The Company’s business is highly competitive and increased competition could harm its business and operating results. The business of providing correctional healthcare services to governmental agencies is highly competitive with few barriers to entry. The Company is in direct competition with local, regional and national correctional healthcare providers, including certain state medical schools and other state or municipal organizations. The Company estimates that it currently has approximately 6% of the combined privatized and non-privatized market, based on its estimates of national aggregate annual expenditures on correctional healthcare services. Its primary competitors are Correctional Medical Services, which the Company estimates currently has approximately 7% of the combined privatized and non-privatized market, and Correct Care Solutions, LLC and Wexford Health Sources, Inc., which the Company estimates both currently have approximately 2% of such market. The market share estimates shown above for the Company reflect its contracts currently in place. The market share estimates shown above for Correctional Medical Services, Correct Care Solutions, LLC and Wexford Health Sources, Inc., reflect the Company’s estimate of contracts currently held by these competitors. As the private market for providing correctional healthcare matures, the Company’s competitors may gain additional experience in bidding and administering correctional healthcare contracts. In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources than the Company, may enter the market. Increased competition could result in a loss of contracts and market share, or less favorable contract terms, and could seriously harm the Company’s business and operating results.
     The Company’s growth strategy in part depends on its ability to identify, fund and integrate any future acquisitions and no assurances can be made that it will do so successfully. The Company’s expansion strategy involves both internal growth and, as opportunities become available, acquisitions. The inability to identify, fund and successfully integrate future acquisitions may significantly reduce the Company’s potential growth.
     Certain of the Company’s contracts expose it to costs related to catastrophic events, and therefore any such event could adversely affect the Company’s financial condition or results of operations. At December 31, 2010, contracts accounting for approximately 8.7% of the Company’s correctional healthcare services revenues from continuing operations for the year ended December 31, 2010 contain no limits on the Company’s exposure for treatment costs related to catastrophic illnesses or injuries to inmates. Although the Company attempts to compensate for the increased financial risk when pricing contracts that do not contain catastrophic limits there can be no assurance that the Company will not experience a catastrophic illness or injury of a patient that exceeds its coverage in the future. The occurrence of severe individual cases outside of the catastrophic limits contained in the Company’s insurance coverage could render contracts unprofitable and could have a material adverse effect on the Company’s financial condition and results of operations.
     The Company depends on key personnel, the loss of whom could adversely affect its business and operating results. The success of the Company depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Company has employment contracts with Richard Hallworth, President and Chief Executive Officer; Michael W. Taylor, Executive Vice President and Chief Financial Officer; Carl J. Keldie, M.D., Chief Medical Officer of PHS and Jonathan B. Walker, Senior Vice President and Chief Development Officer, as well as certain other key personnel. The Company does not maintain key man life insurance on any member of its senior management.
     The Company faces significant competition for qualified healthcare professionals and its failure to attract such professionals could adversely affect its operating results. The Company faces stiff competition for staffing, which may increase its labor, professional liability and other costs (including contractually mandated penalties) and reduce profitability. The Company competes with other healthcare and service providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other healthcare professionals. In some markets, the scarcity of physicians, nurses and other medical support personnel is a significant operating issue to healthcare businesses. This scarcity may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts are structured as fixed fee and/or population based contracts, the Company’s ability to pass along increased labor costs is limited. If the Company is not successful in attracting and retaining a sufficient number of qualified healthcare personnel in the future, it may not be able to perform under its contracts, which could lead to the loss of existing contracts or its ability to obtain new contracts. Moreover, lack of success in this area could further result in the provision of negligent healthcare services or in the provision of untimely healthcare services, or in the allegation of such negligent or untimely services (whether valid or invalid), any or all of which could increase the Company’s exposure to professional, medical, pharmaceutical or other liability expenses. Additionally, approximately 47% of the Company’s contracts contain financial penalties that apply when performance or staffing criteria are not achieved. For the year ended December 31, 2010, the Company incurred revenue deductions related to these criteria totaling approximately $0.2 million, or less than 1% of the Company’s total healthcare revenues from continuing operations and discontinued operations combined. Failure to attract qualified management and staff personnel for the day-to-day operations of the Company’s business could materially adversely affect the Company’s business and operating results.
     As a result of its business, the Company is exposed to professional liability claims and can provide no assurances that adequate levels of liability insurance will continue to be available or that it will not be exposed to claims in excess of its insurance coverage. The Company’s business ordinarily results in the Company becoming involved in actions for medical malpractice and other claims related to the provision of healthcare services with the attendant risk of substantial damage awards, or court endorsed non-monetary relief such as changes in operating practices or procedures, which may lead to the potential for substantial increases in the Company’s operating expenses. The most significant source of potential liability in this regard is the risk of suits brought by inmates (or their successors) alleging negligent healthcare services or the lack of timely adequate healthcare services. The Company may also be liable, as employer, for the negligence of healthcare professionals it employs or healthcare professionals or entities with whom it contracts. All but one of the Company’s contracts generally provides for the Company to indemnify the governmental agency for losses incurred related to healthcare provided by the Company and its agents. The Company maintains professional and general liability insurance; however, due to the use of adjustable premium policies in 2002 through 2006 and 2008 through 2010, with respect to a majority of its patients, the Company is effectively self-insured for professional liability claims incurred under its primary program. For 2007, the Company is insured through a claims made policy subject to per event and aggregate coverage limits. Any amounts ultimately incurred above the coverage limits contained in the Company’s professional and general liability insurance policies would be the responsibility of the Company. In addition to its primary program, the Company also has traditional risk transfer insurance policies that relate to certain specific healthcare services contracts. Many of the Company’s independent contractors maintain professional liability insurance in amounts deemed appropriate by management based upon the Company’s claims history and the nature and risks of its business. The Company indemnifies and pays for such coverage for some of its independent contractors. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. However, there can be no assurance that a future claim or claims will not exceed management’s loss estimates or the limits of available insurance coverage, the result of which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
     The Company’s failure to maintain effective internal control over financial reporting could adversely affect its business and operating results. Under rules of the SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to furnish in its Annual Report on Form 10-K for each fiscal year a report by management on its internal control over financial reporting. The Company’s report must contain, among other matters, an assessment of the effectiveness of its internal control over financial reporting as of December 31 of the applicable fiscal year, including a statement as to whether or not its internal control over financial reporting is effective. In the course of the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010, the Company has not identified any material weaknesses in its internal control over financial reporting. However, the Company cannot assure you that deficiencies or weaknesses in its controls and procedures will not be identified in the future. Any weaknesses or deficiencies that might be identified in the future, could harm the Company’s business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of its financial reports.
     The Company may be dependent on its credit facility for its capital requirements and it can make no assurances that it will be able to obtain alternative financing. The Company’s debt consists of a credit facility dated July 28, 2009, which was subsequently amended on March 2, 2010 with CapitalSource Bank. The Company may be dependent on the availability of borrowings pursuant to this credit facility to meet its working capital needs, capital expenditure requirements and other cash flow requirements.
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
     The Company is required to maintain performance bonds and if it is unable to obtain or renew such bonds its financial condition and results of operations could be adversely affected. The Company is required under certain contracts to provide a performance bond and may also be required to post performance bonds for other business reasons. At December 31, 2010, the Company had outstanding performance bonds totaling $6.6 million. The performance bonds are renewed on an annual basis. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a negative effect on the Company’s ability to retain existing contracts or be awarded new contracts.
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
     The failure of a third party insurance carrier with whom the Company contracts could result in the Company losing insurance coverage or access to loss funding which has been prepaid to the insurance carrier. The Company contracts with third party insurance carriers to provide insurance related to worker’s compensation and professional liability claims for years 2002 to 2006 and 2008 through 2010. The Company’s insurance coverage under these policies is essentially self-insurance in the form of retro-premium adjustments based on actual claims experience. Under the terms of its insurance coverage for these policy periods, the Company was required to prepay insurance premiums to its third party insurance carrier, which are held by the third party insurance carrier to pay valid claims made under the policies in the same or subsequent years. For the 2007 professional liability claims policy, the Company has maintained an insurance policy that provides for per event and aggregate coverage limits on a claims made basis based on a fixed paid premium. If the financial position and/or liquidity of one of these third party insurance carriers were to become impaired such that the third party insurer was unable to pay claims or meet its contractual obligations to the Company, the Company could lose all or a portion of its prepaid premiums to such carrier and/or lose the benefit of the coverage it has paid for, the occurrence of which could have a material adverse effect on the Company’s financial position and its results of operations.
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
     A decline in the fair value of the Company’s business could cause the Company to impair its goodwill resulting in a material non-cash charge to earnings. At December 31, 2010, the Company had approximately $41.0 million of goodwill recorded on its books. The Company expects to recover the carrying value of this goodwill through its future cash flows. On an ongoing basis, the Company evaluates, based on the fair value of its business, whether the carrying value of its goodwill is impaired. If the carrying value of the Company’s goodwill is impaired, it may incur a material non-cash charge to earnings. The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging and the Company cannot be certain of the duration of these conditions and their potential impact on its stock price performance. If a material decline in the Company’s market capitalization and other factors resulted in the decline in its fair value, it is reasonably likely that a goodwill impairment assessment prior to the next annual review, at December 31, 2011, would be necessary. If such an assessment is required, an impairment of goodwill may be recognized. A non-cash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing its losses in the period the impairment is recognized. The amount of such effect on earnings and losses is dependent on the size of the impairment charge.
     Due to the Company’s participation in multiemployer pension plans, it could have exposure under those plans that may extend beyond what its current period obligations would be with respect to its employees. The Company contributes to two multiemployer pension plans on behalf of employees covered by collective bargaining agreements under the Rikers Island, New York contract. Contributions to these funds could increase as a result of future collective bargaining agreements, a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies.
     We have no current intention to withdraw from any multiemployer pension plan, but if the Company were to do so, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company may be liable for a proportionate share of a plan’s unfunded vested liability, if any. No liability is presently required to be recorded as the future funded status of the plans, as well as the probability of any withdrawal event, are unknown.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company occupies approximately 51,490 square feet of leased office space in Brentwood, Tennessee, where it maintains its corporate headquarters. The Company’s lease on its current headquarters expires in April 2016. The Company leases additional office facilities in Alameda, California; Lansing, Michigan; Verona, New Jersey; Astoria, New York; Camp Hill, Pennsylvania and Richmond, Virginia. While the Company may open additional offices to meet the local needs of future contracts awarded in new areas, management believes that its current facilities are adequate for its existing contracts for the foreseeable future.
Item 3. Legal Proceedings
Litigation and Claims
     The Company is a party to various legal proceedings incidental to its business. With respect to all litigation matters, the Company considers the likelihood of a negative outcome typically in consultation with outside counsel handling the Company’s defense in these matters and estimates of the probable costs for resolution of these matters are based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. If the Company determines the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, the Company records an estimated loss for the expected outcome of the litigation. However, it is difficult to predict the outcome or estimate a possible loss or range of loss in some instances because litigation is subject to significant uncertainties. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with litigation.
     DeSantis Professional Liability Suit. On August 26, 2010, Theresa DeSantis and Julie Giangiolini, as guardians of the estate of Anthony DeSantis, Jr., filed a complaint in the Court of the Sixteenth Judicial Circuit in Kane County, Illinois alleging that PHS, by and through the actions of its medical staff committed medical negligence which caused Anthony DeSantis Jr. to suffer from significant injuries. Plaintiffs seek damages to recoup compensation for past and future pain and suffering, loss of income, medical bills incurred and for the cost of future medical treatment. This matter is currently in the discovery phase; however, the Company believes that a negative outcome is probable and has recorded significant reserves related to this matter. Such reserve is included in the Company’s reserves for professional liability claims which total $22.6 million at December 31, 2010. Should the ultimate resolution of this matter exceed the Company’s recorded reserves and available insurance coverage, such resolution could have a material adverse effect on the Company’s results of operations, financial position or cash flows in future periods.
     Dawkins Professional Liability Suit. On September 18, 2009, Johnathan Dawkins, Sara H. Humphrey, guardian ad litem of Johnathan Dawkins, a mentally incapacitated person and Sara H. Humphrey, individually, filed a complaint in the U.S. District Court of New Jersey, against CHS, the New Jersey Counties of Essex and Union and a broad number of correctional personnel. The complaint alleges that in 2007 Johnathan Dawkins suffered permanent injuries while incarcerated at the Union County Jail as a result of actions of the defendants. This matter is currently in the discovery stage. Management currently believes this matter is covered under the policy limits of its 2007 professional liability insurance policy, however, should the ultimate resolution of this matter exceed such policy limits, such resolution could have a material adverse effect on the Company’s results of operations, financial position or cash flows in future periods.
     Chatham County, Georgia, Tuberculosis Matter. On December 22, 2010, attorneys on behalf of Phillip Perez, a former detainee at the Chatham County Detention Center, asserted an Ante Litem Notice of Claim to PHS, Inc. and a broad number of governmental entities, including Chatham County, Georgia Department of Corrections and Georgia Department of Community Health for a proposed class of individuals who were allegedly exposed to, and contracted, tuberculosis from December 2009 to present. Claimants’ allegations include the contraction of tuberculosis due to defendants’ acts and/or omissions in testing, medical care and policies and procedures. Mr. Perez claims special and general damages for pain and suffering and/or wrongful death of proposed class members. Defendants are currently in the process of investigating this matter and therefore, the Company is unable to determine the significance of this matter. As of December 31, 2010, the Company has minimal reserves related to this matter; however, if claimant does file suit and is successful at certifying a class of plaintiffs, the outcome of such a lawsuit could have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the trial court denied the plaintiff’s motion for class certification. In May 2010, the superior court upheld the denial for class certification. In October 2010, the trial court issued an order closing the case. As of December 31, 2010, the Company has no reserves associated with this proceeding and considers this matter closed.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2010, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at December 31, 2010 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its first renewal option under its contract with PHS.
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
     The Collection Matter, although filed, was initially dormant, pending the resolution of the Contract Matter. As discussed in more detail below, the Contract Matter was resolved in favor of PHS on August 26, 2008, when the Maryland Court of Appeals (the State’s highest appellate court) denied the County’s request for a review of a Maryland Court of Special Appeals decision in favor of PHS. After the resolution of the Contract Matter, the parties, during 2009, commenced the discovery process on the Collection Matter. On March 30, 2010, the court held a scheduling conference in which the judge set February 8, 2011 as the trial date for the Collection Matter. Prior to the trial date, preliminary settlement discussions were conducted without resolution. Subsequently, the parties agreed to forego the trial and resolve the Collection Matter through binding arbitration which is expected to occur during the second quarter of 2011. PHS believes, in the case of the Collection Matter, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, continues to be probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the Collection Matter could have a negative impact on PHS’ ability to collect the outstanding receivable amount and result in losses in future periods.
     During 2008, the Contract Matter, mentioned above, was resolved in the following manner. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County, with respect to the Contract Matter, ruling that the County properly exercised its first, two-year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals in favor of the Company becoming final, thereby bringing closure to the Contract Matter.
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
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. At a hearing on October 15, 2010, the Court approved the settlement, entering a final judgment and dismissing with prejudice all claims against all defendant in the litigation. The settlement provided for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock. The total value of the settlement, based upon the Company’s closing share price for its common stock of $15.12 per share on October 15, 2010, is approximately $15.0 million. During the second quarter of 2010, the $10.5 million cash component of the settlement was paid by the Company to the escrow agent appointed by the Court. On October 18,

2010, the Company issued 300,000 shares of its common stock to the escrow agent appointed by the Court thereby fulfilling all terms of the approved settlement. The Company considers this matter closed.
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
     In addition to its primary D&O carrier, with which the Company has settled all claims, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. The excess D&O carrier has denied coverage of this matter. After failing to reach agreement with the excess D&O carrier concerning the amount of their contribution to the settlement, the Company filed suit against the excess D&O carrier in the second quarter of 2010. This suit is currently in the discovery phase.
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. During the second quarter of 2010, the Company received a written offer from the Delaware Department of Justice to settle the inquiry in exchange for a cash payment. The Company has reserves totaling $0.4 million related to this matter which is the Company’s estimate of refund and associated interest due to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Item 1. Business — Audit Committee Investigation). This amount is recorded in accrued expenses in the Company’s consolidated balance sheet. The Company is continuing to cooperate with the Delaware Department of Justice during its inquiry.
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
Item 4. Reserved

PART II
Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on The Nasdaq Global Select Market’s National Market System under the symbol “ASGR.” As of March 1, 2011, there were approximately 71 registered holders of record of the Company’s common stock. The high and low sales prices of the Company’s common stock as reported on The Nasdaq Global Select Market during each quarter from January 1, 2009 through December 31, 2010 are shown below as well as the dividends per share declared on shares of the Company’s common stock by its Board of Directors for each quarter:

Quarter Ended	High	Low	Dividends
March 31, 2009	$13.76	$8.98	$—
June 30, 2009	$17.22	$12.28	$—
September 30, 2009	$19.00	$15.37	$0.05
December 31, 2009	$16.80	$12.34	$0.05
March 31, 2010	$17.00	$14.62	$0.06
June 30, 2010	$19.30	$15.25	$0.06
September 30, 2010	$18.18	$12.84	$0.06
December 31, 2010	$16.90	$14.28	$0.06
     The Company did not pay cash dividends on its common stock during the quarter ended March 31, 2009 and quarter ended June 30, 2009. The Company paid a $0.05 per share dividend on the Company’s common stock for each of the quarters ended September 30, 2009 and December 31, 2009 and a $0.06 per share dividend on the Company’s common stock for each of the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. On March 2, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended March 31, 2011. The dividend will be paid on April 12, 2011 to stockholders of record on March 22, 2011.
     The Board of Directors’ adoption of a dividend program reflects the Company’s intent to return capital to stockholders. The Company expects that any future quarterly cash dividends will be paid from cash generated by the Company’s business in excess of its operating needs, interest and principal payments on indebtedness, dividends on any future senior classes of the Company’s capital stock, if any, capital expenditures, taxes and future reserves, if any. Any future dividends will be authorized by the Board of Directors and declared by the Company based upon a variety of factors deemed relevant by directors of the Company. In addition, financial covenants in the Credit Agreement may restrict the Company’s ability to pay future quarterly dividends. The Board of Directors will continue to evaluate the Company’s dividend program each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects, and no assurance can be given that this dividend program will not change in the future. The Company is prohibited under the terms of the Merger Agreement from paying any additional dividends until the Merger closes or the Merger Agreement is terminated. See Part I - Item 1. “Business - Significant Recent Development”.
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. See Note 18 of the Company’s consolidated financial statements included in this Annual Report for further information. As of December 31, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million. There was no repurchase activity during the fourth quarter of 2010. The Company is prohibited under the terms of the Merger Agreement from making any additional repurchases of its common stock until the Merger closes or the Merger Agreement is terminated. See Part I - Item 1. “Business - Significant Recent Development”.

     The information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance under Equity Compensation Plans, and Item 201(e) of Regulation S-K, Performance Graph, may be found in the Company’s Annual Report to Stockholders for fiscal year 2010, which is incorporated herein by reference.
Item 6. Selected Financial Data
     The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Healthcare revenues	$630,303	$579,474	$460,457	$428,960	$420,707
Income (loss) from continuing operations before income taxes	17,604	4,288	3,364	(8,153)	(12,197)
Income (loss) from continuing operations	9,882	2,113	1,735	(5,023)	(7,929)
Income (loss) from discontinued operations, net of taxes	(333)	1,169	2,099	7,838	4,549

Net income (loss)	$9,549	$3,282	$3,834	$2,815	$(3,380)

Net income (loss) available to common shareholders	$9,368	$3,176	$3,757	$2,815	$(3,380)

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$1.10	$0.23	$0.19	$(0.53)	$(0.75)
Discontinued operations, net of taxes	(0.04)	0.13	0.22	0.83	0.43

Net income (loss) available to common shareholders per common share	$1.06	$0.36	$0.41	$0.30	$(0.32)

Net income (loss) available to common shareholders per common share — diluted:
Continuing operations	$1.09	$0.23	$0.19	$(0.53)	$(0.75)
Discontinued operations, net of taxes	(0.04)	0.13	0.22	0.83	0.43

Net income (loss) available to common shareholders per common share	$1.05	$0.36	$0.41	$0.30	$(0.32)

Weighted average common shares outstanding — basic	8,860	8,917	9,144	9,395	10,511
Weighted average common shares outstanding — diluted	8,934	8,959	9,153	9,395	10,511
Cash dividends per share	$0.24	$0.10	$—	$—	$—
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the Company’s consolidated financial statements included in this Annual Report for a description of the reclassification from continuing operations to discontinued operations of expired contracts. During 2006, the Company recorded a non-cash impairment charge for goodwill of $3.0 million related to the Company’s pharmaceutical distribution services segment. During 2010, 2009, 2008, 2007 and 2006, the Company recorded increases of approximately $6.6 million, $3.2 million, $6.3 million, $10.5 million and $4.2 million, respectively, to healthcare expenses as a result of adverse development related to professional liability claims. During 2010, 2009, 2008, 2007 and 2006, the Company incurred Audit Committee investigation and related expenses totaling $0.5 million, $8.4 million, $0.2 million, $0.1 million and $5.3 million, respectively, related to an internal investigation into matters at SPP and costs related to shareholder litigation. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2010 are primarily due to legal expenses incurred as part of the Company reaching a settlement on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers. For further information regarding the shareholder litigation, see Item 3. “Legal Proceedings.” See Item 1A. “Risk Factors” for a discussion of material risks that could affect the Company’s results of operations in the future.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$15,738	$(2,812)	$8,284	$(5,004)	$4,796
Total assets	177,364	175,212	141,883	150,920	184,183
Long-term debt, including current portion	—	—	—	7,500	10,000
Stockholders’ equity	55,764	41,973	44,046	39,650	46,454
     The working capital amounts as of December 31, 2007 and 2006 include $7.5 million and $10.0 million, respectively, of borrowings outstanding under the Company’s revolving credit facilities in place on those dates which were classified as current liabilities based on the maturity date of the credit facility or in accordance with the U.S. GAAP as discussed below. Borrowings outstanding at December 31, 2007 were current due to the fact that the credit facility was scheduled to mature within a year from the balance sheet date. Borrowings outstanding at December 31, 2006 were scheduled to mature at a date in excess of a year from the respective balance sheet dates; however, due to the presence of a typical material adverse effect clause in the loan agreement combined with the existence of a mandatory lock-box agreement, borrowings outstanding under the revolving credit facilities have been classified as current liabilities in accordance with the U.S. GAAP. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” or Note 14 to the Company’s consolidated financial statements included in this Annual Report.
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

Revenue and Cost Recognition
     The Company’s contracts to provide healthcare services to correctional institutions are principally fixed price contracts with revenue adjustments for census fluctuations and risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site medical provider or pharmaceutical costs. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by either party without cause upon proper notice. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.
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
     Generally, the Company’s contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site medical provider utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site medical provider expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site medical provider service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically, under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site medical provider expenses or pharmaceutical costs. For contracts that include such provisions, the Company recognizes the additional revenues due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
     Under all contracts, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008.

	Percentage of Revenue from Continuing Operations
	For the Year Ended	For the Year Ended	For the Year Ended
Contract Category	December 31, 2010	December 31, 2009	December 31, 2008
Fixed Fee	12.5%	12.7%	15.3%
Population Based	67.6%	65.2%	59.3%
Cost Plus a Fee	19.9%	22.1%	25.4%
     Contracts under the population based and fixed fee categories generally have similar margins which are higher than margins for contracts under the cost plus a fee category. Cost plus a fee contracts generally have lower margins but with much less potential for variability due to the limited risk involved. The Company’s profitability under each of the three general contract categories discussed above varies based on the level of risk assumed under the contract terms with the most potential for variability being in contracts under the population based or fixed fee categories which do not contain the risk mitigating provisions related to off-site medical provider utilization described above. For the year ended December 31, 2010, contracts accounting for approximately 8.7% of the Company’s correctional healthcare services revenues from continuing operations do not contain such risk mitigating provisions.
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
     The cost of healthcare services provided, administered or contracted for are recognized in the period in which they are provided and/or administered based in part on estimates, including an accrual for estimated unbilled off-site medical provider services rendered through the balance sheet date. The Company estimates the accrual for unbilled off-site medical provider services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay. An actuarial analysis is also prepared at least quarterly as an additional tool to be considered by management in evaluating the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2010, the Company recorded an increase of approximately $1.2 million to its prior year claims liabilities as a result of revisions to its estimated claims expense. In 2009 and 2008, the Company recorded decreases of approximately $0.4 million and $0.7 million, respectively, to its prior year claims liabilities as a result of revisions to its estimated claims expense. The impact to net income of these reductions to the Company’s claims reserves and associated expense is dependent upon whether any of the associated customer contracts contained provisions limiting risk of off-site medical provider costs. These reductions to claims reserves did not result in a significant impact to the Company’s net income as the changes occurred primarily in connection with contracts which contained provisions limiting risk of off-site medical provider costs and, as a result, these changes were off-set by corresponding additions or reductions to revenue.
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
     As discussed more fully in Part I — Item 3. “Legal Proceedings,” PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) involving the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. During February 2011, the parties agreed to resolve this matter through binding arbitration which is expected to occur during the second quarter of 2011. At December 31, 2010, the Company has classified these receivables as current assets in its consolidated balance sheet.
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
     As stated above, the Company believes the recorded amount represents valid receivables which are contractually due from the County and expects full collection. However, due to the factors discussed above and more fully in Part I — Item 3. “Legal Proceedings,” there is a heightened risk of uncollectibility of these receivables which may result in future losses. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
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
     There are no loss contracts identified as of December 31, 2010 and 2009.
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
     At December 31, 2010, the Company’s reserves for both known and incurred but not reported claims totaled $22.6 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Reserves for medical malpractice claims can also fluctuate as a result of court decisions or as new facts become available. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. In 2010, 2009 and 2008, the Company recorded increases of approximately $6.6 million, $3.2 million and $6.3 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At December 31, 2010, the Company has approximately $8.0 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.5 million of this amount is related to workers’ compensation claims, of which approximately $4.0 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. These estimated liabilities are recorded on an undiscounted basis. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2010, 2009 and 2008, the Company recorded decreases of approximately $1.6 million, approximately $0.2 million and approximately $0.9 million, respectively, related to its prior year other self-insurance reserves as a result of revisions to its estimated claims experience.
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
     In performing its annual goodwill impairment test, the Company uses a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined the fair value of its reporting unit to equal the market capitalization of its common stock as of the testing date. As of December 31, 2010, the indicated fair value of the Company’s reporting unit exceeded the carrying value of its reporting unit by a substantial amount, and, as such, the Company concluded that there was no indication of goodwill impairment.
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
     The Company’s other identifiable intangible assets which represent customer contracts acquired in acquisitions and are amortized on the straight-line method over their estimated useful lives. The Company also assesses the potential impairment of its contract intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
     When the Company determines that the carrying value of contract intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, such impairment will be measured using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2010, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.

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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at December 31, 2010, there is no accrued interest and penalties included in income tax expense for the year ended December 31, 2010.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2007 through 2010. The Company is currently under audit for the 2008 tax year. Additionally, open tax years related to certain state and local jurisdictions remain subject to examination.
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

	Year Ended December 31,
	2010	2009	2008
Healthcare revenues	100.0%	100.0%	100.0%
Healthcare expenses	91.3	92.1	91.9

Gross margin	8.7	7.9	8.1
Selling, general and administrative expenses	5.1	5.2	5.9
Merger expenses	0.1	—	—
Corporate restructuring expenses	—	—	0.5
Audit Committee investigation and related expenses	0.1	1.4	—
Depreciation and amortization	0.6	0.5	0.8

Income from operations	2.8	0.8	0.9
Interest expense, net	—	0.1	0.2

Income from continuing operations before income tax provision	2.8	0.7	0.7
Income tax provision	1.2	0.3	0.3

Income from continuing operations	1.6	0.4	0.4
Income (loss) from discontinued operations, net of taxes	(0.1)	0.2	0.4

Net income	1.5	0.6	0.8

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2010 increased $50.8 million, or 8.8%, from $579.5 million in 2009 to $630.3 million in 2010. Healthcare revenues in 2010 included $25.6 million of revenue growth resulting from new correctional healthcare services contracts added subsequent to January 1, 2009 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2009 and continuing beyond December 31, 2010, experienced revenue growth of 5.1% consisting of an increase in revenue of $25.2 million during 2010 as the result of contract renegotiations and automatic price adjustments. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2010 increased $41.7 million, or 7.8%, from $533.9 million, or 92.1% of revenues, in 2009 to $575.6 million, or 91.3% of revenues, in 2010. Expenses related to new correctional healthcare services contracts added subsequent to January 1, 2009 through marketing activities accounted for $14.4 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2009 and continuing beyond December 31, 2010, accounted for $27.4 million of the increase as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $6.6 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively, as a result of adverse development related to professional liability claims. Also included in healthcare expenses for the years ended December 31, 2010 and 2009 is approximately $0.8 million and $0.9 million of accrued bonus expenses related to the Company’s 2010 incentive compensation plan and 2009 incentive compensation plan, respectively.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $32.2 million, or 5.1% of revenues, and $30.0 million, or 5.2% of revenues, for the years ended December 31, 2010 and 2009, respectively. Included in the selling, general and administrative expenses for the years ended December 31, 2010 and 2009 is approximately $1.9 million and $1.8 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the year ended December 31, 2010 is approximately $2.2 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan. Included in selling, general and administrative expenses for the year ended December 31, 2009 is approximately $2.7 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan.
      Merger expenses. During the year ended December 31, 2010, the Company incurred $0.7 million of expenses related to the Merger discussed in Part I—Item 1. “Business-Significant Recent Development”. There were no merger expenses incurred for the year ended December 31, 2009.
     Corporate restructuring expenses. Corporate restructuring expenses were $0.3 million for the year ended December 31, 2010, which related to the management transitional changes implemented in the second quarter of 2010. There were no corporate restructuring expenses incurred for the year ended December 31, 2009.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $0.5 million for the year ended December 31, 2010 as compared to $8.4 million for the year ended December 31, 2009. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2010, primarily related to legal expenses incurred as part of the Company reaching a settlement on February 19, 2010, regarding the shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers. The Audit Committee investigation and related expenses incurred in the year ended December 31, 2009 are primarily due to the Company recording a reserve related to the settlement discussed above, which was reached on February 19, 2010; an insurance settlement for $8.0 million entered into by the Company and its primary D&O insurance carrier; and legal expenses. See Part I — Item 3. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $3.5 million and $2.8 million for the years ended December 31, 2010 and 2009, respectively. The increase in depreciation and amortization is primarily due to an increase in capital expenditures.
     Interest expense, net. Net interest income was $0.1 million for the year ended December 31, 2010 compared to net interest expense of $0.1 million in 2009. During the year ended December 31, 2010, the Company had no borrowings outstanding on its Credit Agreement resulting in a reduction in interest expense. This reduction, combined with earnings on cash balances, resulted in net interest income for the period.

     Income tax provision. The income tax provision for the year ended December 31, 2010 was $7.7 million as compared to $2.2 million in 2009. See Note 15 to the Company’s consolidated financial statements for more information on the Company’s income tax provision.
     Income from continuing operations. Income from continuing operations for the year ended December 31, 2010 was $9.9 million, or 1.6% of revenues, as compared with $2.1 million, or 0.4% of revenues, in 2009.
     Income (loss) from discontinued operations, net of taxes. The loss from discontinued operations, net of taxes for the year ended December 31, 2010 was $0.3 million as compared with income from discontinued operations, net of taxes of $1.2 million in 2009. Income (loss) from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 to the Company’s consolidated financial statements for further discussion of discontinued operations.
     Net income. Net income for the year ended December 31, 2010 was $9.5 million, or 1.5% of revenues, as compared with $3.3 million, or 0.6% of revenues, in 2009. The increase is due to the factors discussed above.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Healthcare revenues. Healthcare revenues for the year ended December 31, 2009 increased $119.0 million, or 25.8%, from $460.5 million in 2008 to $579.5 million in 2009. Healthcare revenues in 2009 included $88.3 million of revenue growth resulting from new correctional healthcare services contracts added subsequent to January 1, 2008 through marketing activities. The primary correctional healthcare services contract added during this time period was the Company’s new contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2008 and continuing beyond December 31, 2010, experienced revenue growth of 6.7% consisting of an increase in revenue of $30.7 million during 2009 as the result of contract renegotiations and automatic price adjustments. As discussed in the discontinued operations section below, all healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the year ended December 31, 2009 increased $110.9 million, or 26.2%, from $423.1 million, or 91.9% of revenues, in 2008 to $533.9 million, or 92.1% of revenues, in 2009. Expenses related to new correctional healthcare services contracts added subsequent to January 1, 2008 through marketing activities accounted for $87.5 million of the increase. The primary correctional healthcare services contract added during this time period was the Company’s contract to provide healthcare services to the State of Michigan Department of Corrections, which commenced on April 1, 2009. Correctional healthcare services contracts in place at January 1, 2008 and continuing beyond December 31, 2010, accounted for $22.9 million of the increase as a result of increases in the levels of staff and staff compensation, increases in the off-site medical services and pharmacy costs associated with providing healthcare to inmates at existing contracts. Included in this increase for continuing contracts is insurance expense of approximately $3.2 million and $6.3 million for the years ended December 31, 2009 and 2008, respectively, as a result of adverse development related to professional liability claims. Also included in healthcare expenses for the years ended December 31, 2009 and 2008 is approximately $0.9 million and $0.4 million of accrued bonus expenses related to the Company’s 2009 incentive compensation plan and 2008 incentive compensation plan, respectively.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $30.0 million, or 5.2% of revenues, and $27.0 million, or 5.9% of revenues, for the years ended December 31, 2009 and 2008, respectively. Included in the selling, general and administrative expenses for the years ended December 31, 2009 and 2008 is approximately $1.8 million and $2.0 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the year ended December 31, 2009 is approximately $2.7 million of accrued bonus expense related to the Company’s 2009 incentive compensation plan. Included in selling, general and administrative expenses for the year ended December 31, 2008 is approximately $1.6 million of accrued bonus expense related to the Company’s 2008 incentive compensation plan.
     Corporate restructuring expenses. Corporate restructuring expenses were $2.3 million for the year ended December 31, 2008, which related to the Company entering into a separation and general release with its former Chief Executive Officer on September 15, 2008. There were no corporate restructuring expenses incurred for the year ended December 31, 2009.
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
     Income tax provision. The income tax provision for the year ended December 31, 2009 was $2.2 million as compared to $1.6 million in 2008. See Note 15 to the Company’s consolidated financial statements for more information on the Company’s income tax provision.
     Income from continuing operations. Income from continuing operations for the year ended December 31, 2009 was $2.1 million, or 0.4% of revenues, as compared with $1.7 million, or 0.4% of revenues, in 2008.
     Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes for the year ended December 31, 2009 was $1.2 million as compared with $2.1 million in 2008. Income from discontinued operations, net of taxes represents the operating results of the Company’s correctional healthcare services contracts that have expired. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 6 to the Company’s consolidated financial statements for further discussion of discontinued operations.
     Net income. Net income for the year ended December 31, 2009 was $3.3 million, or 0.6% of revenues, as compared with $3.8 million, or 0.8% of revenues, in 2008. The decrease is due to the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $15.7 million at December 31, 2010 compared to negative working capital of $2.8 million at December 31, 2009. At December 31, 2010, days sales outstanding in accounts receivable were 30, accounts payable days outstanding were 30 and medical claims liability days outstanding were 48. At December 31, 2009, days sales outstanding in accounts receivable were 25, accounts payable days outstanding were 19 and medical claims liability days outstanding were 46.
     The Company had net income of $9.5 million for the year ended December 31, 2010 compared to $3.3 million for the year ended December 31, 2009. The Company had stockholders’ equity of $55.8 million at December 31, 2010 as compared to $42.0 million at December 31, 2009. The Company’s cash and cash equivalents increased to $39.6 million at December 31, 2010 from $37.7 million at December 31, 2009. The increase in cash and cash equivalents was primarily due to cash flows from operating activities less capital expenditures, stock repurchases and dividend payments. The Company had no outstanding balance on its credit facility at December 31, 2010 or 2009.
     Cash flows from operating activities represent net income plus depreciation and amortization, changes in various components of working capital and adjustments for various non-cash charges, such as share-based compensation expense and deferred income taxes. Cash flows provided by operating activities were $9.2 million for the year ended December 31, 2010 as compared with $24.5 million for the year ended December 31, 2009. The decrease was the result of a combined reduction of $8.2 million in accounts payable, accrued expenses, accrued medical claims liability and deferred revenue in the year ended December 31, 2010 as compared with a combined net increase of $32.6 million in these operating liabilities in the year ended December 31, 2009. This was partially offset by a combined reduction of $2.1 million in accounts receivable, deferred taxes, prepaid expenses and other current assets and other assets in the year ended December 31, 2010 as compared with a combined net increase of $16.1 million in these operating assets in the year ended December 31, 2009.
     Cash flows used in investing activities were $4.9 million and $4.5 million, respectively, for the years ended December 31, 2010 and 2009 which represented purchases of property and equipment and management information systems under development, which were financed through cash flows from operating activities.
     Cash flows used in financing activities during the year ended December 31, 2010 were $2.4 million which represented dividends on common stock of $2.2 million, share repurchases of $0.5 million and restricted stock repurchased from employees for employees’

tax liability of $1.0 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.4 million and cash receipts resulting from option exercises of $0.9 million. Cash flows used in financing activities during the year ended December 31, 2009 were $7.2 million which represented share repurchases of $8.3 million, restricted stock repurchased from employees for employees’ tax liability of $0.2 million and dividends on common stock of $0.9 million, partially offset by the issuance of common stock under the Company’s employee stock purchase plan of $0.3 million, excess tax benefits from share-based compensation arrangements of $0.1 million and cash receipts resulting from option exercises of $1.7 million.
     Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of December 31, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million. The Company is prohibited under the terms of the Merger Agreement from making any additional repurchases of its common stock until the Merger closes or the Merger Agreement is terminated. See Part I — Item 1. “Business — Significant Recent Development”.
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
     Dividends
     The Company paid a $0.05 cash dividend per share on the Company’s common stock for each of the quarters ended September 30, 2009 and December 31, 2009. The Company paid a $0.06 cash dividend per share on the Company’s common stock for each of the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. On March 2, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended March 31, 2011. The dividend will be paid on April 12, 2011 to stockholders of record on March 22, 2011.
     The Board of Directors’ adoption of a dividend program reflects the Company’s intent to return capital to stockholders. The Company expects that any future quarterly cash dividends will be paid from cash generated by the Company’s business in excess of its operating needs, interest and principal payments on indebtedness, dividends on any future senior classes of the Company’s capital stock, if any, capital expenditures, taxes and future reserves, if any. Any future dividends will be authorized by the Board of Directors and declared by the Company based upon a variety of factors deemed relevant by directors of the Company. In addition, financial covenants in the Credit Agreement may restrict the Company’s ability to pay future quarterly dividends. The Board of Directors will continue to evaluate the Company’s dividend program each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects, and no assurance can be given that this dividend program will not change in the future. The Company is prohibited under the terms of the Merger Agreement from paying any additional dividends until the Merger closes or the Merger Agreement is terminated. See Part I — Item 1. “Business — Significant Recent Development”.
     Credit Facility
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2010 and 2009, the Company had no borrowings outstanding under the Credit Agreement. At December 31, 2010, the Company had $20.0 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date and no standby letters of credit.
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
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and cash expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts, net of insurance recoveries, do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at December 31, 2010.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At December 31, 2010, the Company was in compliance with both the pre-distribution fixed charge coverage ratio and the post-distribution fixed charge coverage ratio.
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
     Contractual Obligations And Commercial Commitments
     The Company has certain contractual obligations as of December 31, 2010, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

	Current	2-3 years	4-5 years	After 5 years
Operating leases	$1,433	$2,527	$2,524	$916
Workers compensation claims	2,473	2,251	979	766
Professional and general liability claims	7,026	14,032	1,521	67

Total	$10,932	$18,810	$5,024	$1,749

     The amounts included in the table above do not include future cash payments for interest. At December 31, 2010, the Company has no debt outstanding.

     Other Financing Transactions
     At December 31, 2010, the Company was contingently liable for $6.6 million of performance bonds.
     Off-Balance Sheet Transactions
     As of December 31, 2010, the Company did not have any off-balance sheet financing transactions or arrangements except the operating leases noted above.
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
     Recent Accounting Pronouncements
     Health Care Entities: Presentation of Insurance Claims and Related Insurance Recoveries. In August 2010, the FASB issued an accounting standards update which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided is effective as of the beginning of the first fiscal year beginning after December 15, 2010. The adoption of this standard will have no material impact of the Company’s financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Company’s Credit Agreement. The Credit Agreement contains an interest rate based on the one-month LIBOR rate, subject to a minimum LIBOR rate of 3.14%; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate would have would have had no material effect on interest expense paid under the Credit Agreement. Net interest expense (income) represents less than 1% of the Company’s revenues for each the years ended December 31, 2010 and 2009. The Company has no debt outstanding at December 31, 2010.
Item 8. Financial Statements and Supplementary Data
     The Company’s consolidated financial statements, together with the reports thereon of Deloitte & Touche LLP, dated March 2, 2011 and Ernst & Young LLP, dated March 3, 2009, except for Note 6, as to which the date is March 2, 2011, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
     E&Y’s audit reports on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
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
     As of December 31, 2010, the Company evaluated under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
     Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2010, has issued an attestation report on the Company’s internal control over financial reporting which is included on page 36.
     Changes in Internal Controls
     There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
America Service Group Inc.
Brentwood, Tennessee
We have audited the internal control over financial reporting of America Service Group Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 2, 2011
Item 8B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     For information regarding the Directors and Executive Officers of the Company, Audit Committee and Audit Committee Financial Experts of the Company, the heading “Corporate Governance,” “Information as to Directors, Nominees and Executive Officers” and the subsection “Section 16(a) Beneficial Reporting Compliance” under the heading “Additional Information” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Company’s 2011 Proxy Statement”) and the accompanying text are incorporated herein by reference.
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
Item 11. Executive Compensation
     The heading “Director and Executive Officer Compensation” in the Company’s 2011 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The headings “Security Ownership of Directors and Officers,” “Principal Stockholders” and the subsection “Equity Compensation Plan Information” under the heading “Director and Executive Officer Compensation” in the Company’s 2011 Proxy Statement and the accompanying text are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The heading “Certain Related Person Transactions” and the subsection “Director Independence” under the heading “Information as to Directors, Nominees and Executive Officers” in the Company’s 2011 Proxy Statement and the accompanying text is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2011 Proxy Statement and the accompanying text is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a)	(1) Financial Statements

Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

(2) Financial Statement Schedule

Listed on the Index to the Consolidated Financial Statements and Schedule on page F-1 of this Report.

(3) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2009).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002).

4.2	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.1	Registration Rights Agreement, dated as of January 26, 1999, among America Service Group Inc., Health Care Capital Partners L.P. and Health Care Executive Partners L.P. (incorporated herein by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

10.2	Amended and Restated Employment Agreement, dated as of September 15, 2008, between America Service Group Inc. and Richard Hallworth (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.3	Separation Agreement and General Release, dated as of September 15, 2008, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.4	Letter Agreement, dated as of November 7, 2008, between America Service Group Inc. and Michael Catalano (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2008).*

10.5	Amended and Restated Employment Agreement, dated as of September 15, 2008, between America Service Group Inc. and Michael W. Taylor (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2008).*

10.6	Employment Agreement, dated March 24, 1998, between Lawrence H. Pomeroy and America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2004).*

10.7	Employment Agreement, dated as of January 26, 2009, between America Service Group Inc. and Jonathan Walker (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009).*

10.8	Employment Agreement, dated as of October 11, 2010, between America Service Group Inc. and Dr. Carl J. Keldie (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010).*

Exhibit	Description
10.9	America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.10	America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 16, 2004, which Definitive Proxy Statement was filed on April 29, 2004).*

10.11	America Service Group Inc. 2009 Equity Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2009).*

10.12	Amended and Restated Employee Stock Purchase Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.13	2010 Incentive Compensation Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2010).*

10.14	2011 Incentive Compensation Plan of America Service Group Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2011).*

10.15	Summary of 2011 Director and Executive Officer Compensation.*

10.16	Contract between Prison Health Services, Inc, and the New York City Department of Health and Mental Hygiene (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.17	Renewal, effective as of January 1, 2008, to an Agreement dated January 1, 2005, as amended, effective July 1, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.18	Agreement between New York City Department of Health and Mental Hygiene and Prison Health Services, Inc., effective January 1, 2011 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2011).

10.19	Form of New Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2006).*

10.20	Form of Director Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.21	Form of Employee Non-Qualified Stock Option Agreement under the America Service Group Inc. Amended and Restated Incentive Stock Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.22	Form of Director Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.23	Form of Employee Non-Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.24	Form of Employee Incentive Stock Option Agreement under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.25	Form of Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007) (supersedes previous form filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 000-19673) filed with the Commission on March 14, 2005).*

10.26	Form of Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).*

Exhibit	Description
10.27	Form of 2008 Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008).*

10.28	Form of 2008 Non-employee Director Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008).*

10.29	Form of March 2009 Employee Stock Grant Certificate under the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009).*

10.30	Form of August 2009 Employee Stock Grant Certification under the America Service Group Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2009).*

10.31	Form of October 2010 Employee Stock Option Agreement under the America Service Group Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010).*

10.32	Contract between Prison Health Services, Inc. and the Commonwealth of Pennsylvania Department of Corrections (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2003).

10.33	Contract Modification Agreement No. 1 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.34	Contract Modification Agreement No. 2 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.35	Contract Modification Agreement No. 3 to Medical Services Agreement between Commonwealth of Pennsylvania Department of Corrections and Prison Health Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

10.36	Pharmacy Service Agreement, dated as of May 1, 2007, by and among Prison Health Service, Inc., Correctional Health Services, LLC and Maxor National Pharmacy Services Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007).+

10.37	Revolving Credit and Security Agreement dated July 28, 2009 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Bank, a California industrial bank, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2009).

10.38	Amendment No.1 and Waiver to the Revolving Credit and Security Agreement, dated March 2, 2010 between America Service Group Inc., a Delaware corporation, Prison Health Services, Inc., a Delaware corporation, Prison Health Services of Indiana, LLC, an Indiana limited liability company, Secure Pharmacy Plus, LLC, a Tennessee limited liability company, Correctional Health Services, LLC, a New Jersey limited liability company, and CapitalSource Bank, a California industrial bank, as lender and collateral and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010).

10.39	Contract between Prison Health Services, Inc. and the State of Michigan, dated February 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2009).

10.40	Change Notice No. 2 to the Contract between Prison Health Service, Inc. and the State of Michigan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010).

11.0	Computation of Per Share Earnings.**

21.1	Subsidiaries of the Company.

Exhibit	Description
23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Data required by U.S. GAAP related to earnings per share is provided in Note 17 to the consolidated financial statements in this report.

+	Indicates that portions of this agreement have been omitted and filed separately with the SEC in a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2011.

AMERICA SERVICE GROUP INC.
By:	/s/ RICHARD HALLWORTH
Richard Hallworth
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2011.

Signatures	Title

/s/ RICHARD HALLWORTH	Director, President and Chief Executive Officer
Richard Hallworth	(Principal Executive Officer)

/s/ MICHAEL W. TAYLOR	Director, Executive Vice President, Chief Financial Officer and Treasurer
Michael W. Taylor	(Principal Financial and Accounting Officer)

/s/ RICHARD D. WRIGHT	Director, Chairman
Richard D. Wright

/s/ BURTON C. EINSPRUCH	Director
Burton C. Einspruch

/s/ WILLIAM M. FENIMORE, JR.	Director
William M. Fenimore, Jr.

/s/ JOHN W. GILDEA	Director
John W. Gildea

AMERICA SERVICE GROUP INC.
     All other schedules are omitted as the required information is inapplicable or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
America Service Group Inc.
Brentwood, Tennessee
We have audited the accompanying consolidated balance sheets of America Service Group Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America Service Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 2, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
America Service Group Inc.
We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of America Service Group Inc. for the year ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of America Service Group Inc. for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 3, 2009, except for Note 6, as to which the date is March 2, 2011

AMERICA SERVICE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$39,584	$37,655
Accounts receivable: healthcare and other, less allowances of $411 and $358, respectively	52,481	44,629
Inventories	2,868	2,929
Prepaid expenses and other current assets	13,750	16,754
Current deferred tax assets	3,359	9,252

Total current assets	112,042	111,219
Property and equipment, net	11,040	9,447
Goodwill	40,772	40,772
Contracts, net	1,658	1,937
Other assets	11,852	11,837

Total assets	$177,364	$175,212

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,691	$15,393
Accrued medical claims liability	23,750	22,358
Accrued expenses	38,810	62,895
Deferred revenue	10,053	13,385

Total current liabilities	96,304	114,031
Noncurrent portion of accrued expenses	20,460	15,481
Noncurrent deferred tax liabilities	4,836	3,727

Total liabilities	121,600	133,239

Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2010 and 2009; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at December 31, 2010 and 2009; 9,280,382 and 8,947,370 shares issued and outstanding at December 31, 2010 and 2009, respectively	93	89
Additional paid-in capital	40,015	33,608
Retained earnings	15,656	8,276

Total stockholders’ equity	55,764	41,973

Total liabilities and equity	$177,364	$175,212

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(shown in 000’s except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Healthcare revenues	$630,303	$579,474	$460,457
Healthcare expenses	575,628	533,928	423,075

Gross margin	54,675	45,546	37,382
Selling, general, and administrative expenses	32,159	29,972	27,045
Merger expenses	740	—	—
Corporate restructuring expenses	290	—	2,255
Audit Committee investigation and related expenses	496	8,413	226
Depreciation and amortization	3,462	2,756	3,770

Income from operations	17,528	4,405	4,086
Interest expense (income), net	(76)	117	722

Income from continuing operations before income tax provision	17,604	4,288	3,364
Income tax provision	7,722	2,175	1,629

Income from continuing operations	9,882	2,113	1,735
Income (loss) from discontinued operations, net of taxes	(333)	1,169	2,099

Net income	$9,549	$3,282	$3,834

Net income available to common shareholders (Note 17)	$9,368	$3,176	$3,757

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$1.10	$0.23	$0.19
Discontinued operations, net of taxes	(0.04)	0.13	0.22

Net income available to common shareholders per common share (Note 17)	$1.06	$0.36	$0.41

Net income (loss) available to common shareholders per common share — diluted:
Continuing operations	$1.09	$0.23	$0.19
Discontinued operations, net of taxes	(0.04)	0.13	0.22

Net income available to common shareholders per common share (Note 17)	$1.05	$0.36	$0.41

Weighted average common shares outstanding:
Basic	8,859,829	8,916,737	9,144,102

Diluted	8,934,028	8,959,087	9,152,712

Dividends declared and paid per share	$0.24	$0.10	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(shown in 000’s except share amounts)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2007	9,316,014	93	37,485	2,072	39,650
Net income	—	—	—	3,834	3,834

Total comprehensive income					3,834
Issuance of common stock under employee stock plan	37,294	1	234	—	235
Exercise of options and related tax benefits	15,300	—	84	—	84
Issuance of restricted shares	148,000	1	(1)	—	—
Income tax deficiency from share-based employee compensation	—	—	(145)	—	(145)
Forfeiture of restricted shares	(9,000)	—	—	—	—
Share-based employee compensation expense	—	—	2,762	—	2,762
Repurchase and retirement of common stock	(246,900)	(2)	(2,372)	—	(2,374)

Balance at December 31, 2008	9,260,708	93	38,047	5,906	44,046
Net income	—	—	—	3,282	3,282

Total comprehensive income					3,282
Dividends on common stock ($0.10 per common share)	—	—	—	(912)	(912)
Issuance of common stock under employee stock plan	37,608	—	319	—	319
Exercise of options and related tax benefits	149,088	1	1,862	—	1,863
Issuance of restricted shares	132,700	1	(1)	—	—
Restricted stock repurchased from employees for employees’ tax liability	(10,284)	—	(177)	—	(177)
Forfeiture of restricted shares	(11,000)	—	—	—	—
Share-based employee compensation expense	—	—	1,822	—	1,822
Repurchase and retirement of common stock	(611,450)	(6)	(8,264)	—	(8,270)

Balance at December 31, 2009	8,947,370	89	33,608	8,276	41,973
Net income	—	—	—	9,549	9,549

Total comprehensive income					9,549
Dividends on common stock ($0.24 per common share)	—	—	—	(2,169)	(2,169)
Issuance of common stock under employee stock plan	28,625	1	391	—	392
Exercise of options	78,410	1	886	—	887
Issuance of restricted shares	15,000	—	—	—	—
Shares issued in shareholder settlement	300,000	3	4,533	—	4,536
Restricted stock repurchased from employees for employees’ tax liability	(54,490)	(1)	(956)	—	(957)
Forfeiture of restricted shares	(1,033)	—	—	—	—
Share-based employee compensation expense	—	—	2,097	—	2,097
Repurchase and retirement of common stock	(33,500)	—	(544)	—	(544)

Balance at December 31, 2010	9,280,382	$93	$40,015	$15,656	$55,764

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICA SERVICE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$9,549	$3,282	$3,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,473	2,842	3,841
Loss on retirement of fixed assets	99	32	81
Finance cost amortization	31	114	40
Deferred income taxes	7,002	(1,908)	2,640
Share-based compensation expense	2,097	1,822	2,813
Excess tax benefits from share-based compensation expense	—	(144)	(51)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,852)	(3,622)	21,656
Inventories	61	4	66
Prepaid expenses and other current assets	3,004	(3,767)	(2,260)
Other assets	(42)	(6,767)	3,958
Accounts payable	8,298	(4,177)	(694)
Accrued medical claims liability	1,392	7,615	(7,441)
Accrued expenses	(14,570)	23,865	4,286
Deferred revenue	(3,332)	5,333	(3,944)

Net cash provided by operating activities	9,210	24,524	28,825

Cash flows from investing activities
Capital expenditures	(4,890)	(4,547)	(3,384)

Net cash used in investing activities	(4,890)	(4,547)	(3,384)

Cash flows from financing activities
Net payments on line of credit facility	—	—	(7,500)
Dividends on common stock	(2,169)	(912)	—
Restricted stock repurchased from employees for employees’ tax liability	(957)	(177)	—
Excess tax benefits from share-based compensation expense	—	144	51
Share repurchases	(544)	(8,270)	(2,374)
Issuance of common stock	392	319	235
Exercise of stock options	887	1,719	33

Net cash used in financing activities	(2,391)	(7,177)	(9,555)

Net increase in cash and cash equivalents	1,929	12,800	15,886
Cash and cash equivalents at beginning of year	37,655	24,855	8,969

Cash and cash equivalents at end of year	$39,584	$37,655	$24,855

Supplemental cash flow information
Cash paid for interest	$41	$208	$929

Cash paid for income taxes	$4,282	$1,668	$342

Supplemental schedule of non-cash activities
Capital expenditures funded by tenant improvement allowance	$—	$899	$—

Common stock issued in shareholder settlement	$4,536	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
Revenue and Cost Recognition
     The Company’s contracts to provide healthcare services to correctional institutions are principally fixed price contracts with revenue adjustments for census fluctuations and risk sharing arrangements, such as stop-loss provisions and aggregate limits for off-site medical provider or pharmaceutical costs. Such contracts typically have a term of one to three years with subsequent renewal options and generally may be terminated by either party without cause upon proper notice. Revenues earned under contracts with correctional institutions are recognized in the period that services are rendered. Cash received in advance for future services is recorded as deferred revenue and recognized as income when the service is performed.
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

     Generally, the Company’s contracts will also include additional provisions which mitigate a portion of the Company’s risk related to cost increases. Off-site medical provider utilization risk is mitigated in the majority of the Company’s contracts through aggregate pools or caps for off-site medical provider expenses, stop-loss provisions, cost plus a fee arrangements or, in some cases, the entire exclusion of certain or all off-site medical provider service costs. Pharmacy expense risk is similarly mitigated in certain of the Company’s contracts. Typically, under the terms of such provisions, the Company’s revenue under the contract increases to offset increases in specified cost categories such as off-site medical provider expenses or pharmaceutical costs. For contracts that include such provisions, the Company recognizes the additional revenues due from clients based on its estimates of applicable contract to date costs incurred as compared to the corresponding pro rata contractual limit for such costs. Because such provisions typically specify how often such additional revenue may be invoiced and require all such additional revenue to be ultimately settled based on actual expenses, the additional revenues are initially recorded as unbilled receivables until the time period for billing has been met and actual costs are known. Any differences between the Company’s estimates of incurred costs and the actual costs are recorded in the period in which such differences become known along with the corresponding adjustment to the amount of recorded additional revenues.
     Under all contracts, the Company records revenues net of any estimated contractual allowances for potential adjustments resulting from a failure to meet performance or staffing related criteria. If necessary, the Company revises its estimates for such adjustments in future periods when the actual amount of the adjustment is determined.
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008.

	Percentage of Revenue from Continuing Operations
	For the Year Ended	For the Year Ended	For the Year Ended
Contract Category	December 31, 2010	December 31, 2009	December 31, 2008
Fixed Fee	12.5%	12.7%	15.3%
Population Based	67.6%	65.2%	59.3%
Cost Plus a Fee	19.9%	22.1%	25.4%
     Contracts under the population based and fixed fee categories generally have similar margins which are higher than margins for contracts under the cost plus a fee category. Cost plus a fee contracts generally have lower margins but with much less potential for variability due to the limited risk involved. The Company’s profitability under each of the three general contract categories discussed above varies based on the level of risk assumed under the contract terms with the most potential for variability being in contracts under the population based or fixed fee categories which do not contain the risk mitigating provisions related to off-site medical provider utilization described above.
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
     The cost of healthcare services provided, administered or contracted for are recognized in the period in which they are provided and/or administered based in part on estimates, including an accrual for estimated unbilled off-site medical provider services rendered through the balance sheet date. The Company estimates the accrual for unbilled off-site medical provider services using actual utilization data including hospitalization, one-day surgeries, physician visits and emergency room and ambulance visits and their corresponding costs, which are estimated using the average historical cost of such services. Additionally, the Company’s utilization management personnel perform a monthly review of inpatient hospital stays in order to identify any stays which would have a cost in excess of the historical average rates. Once identified, reserves for such stays are determined which take into consideration the specific facts of the stay. An actuarial analysis is also prepared at least quarterly as an additional tool to be considered by management in evaluating the adequacy of the Company’s total accrual related to contracts which have sufficient claims payment history. The analysis takes into account historical claims experience (including the average historical costs and billing lag time for such services) and other actuarial data.
     Actual payments and future reserve requirements will differ from the Company’s current estimates. The differences could be material if significant fluctuations occur in the healthcare cost structure or the Company’s future claims experience. Changes in estimates of claims resulting from such fluctuations and differences between actuarial estimates and actual claims payments are recognized in the period in which the estimates are changed or the payments are made. In 2010, the Company recorded an increase of approximately $1.2 million to its prior year claims liabilities as a result of revisions to its estimated claims expense. In 2009 and 2008, the Company recorded decreases of approximately $0.4 million and $0.7 million, respectively, to its prior year claims liabilities as a result of revisions to its estimated claims expense. The impact to net income of these reductions to the Company’s claims reserves and associated expense is dependent upon whether any of the associated customer contracts contained provisions limiting risk of off-site medical provider costs. The reductions to claims reserves did not result in a significant impact to the Company’s net income as the changes occurred primarily in connection with contracts which contained provisions limiting risk of off-site medical provider costs and, as a result, these changes were off-set by corresponding additions or reductions to revenue.
Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments which can be liquidated within three months or less when purchased. Due to the short term nature of these instruments, the carrying amounts approximate fair value.
     Additionally, the Company regularly maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit. If the commercial bank were to fail or be seized by federal regulators, the Company could lose a portion of its cash deposits at such bank, the result of which could have a material adverse effect on the Company’s financial position and results of operations.
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
Software Costs
     The Company capitalizes costs associated with internally developed software systems that have reached the application development stage. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. In addition, the Company capitalizes costs associated with upgrades or enhancements to its internally developed software systems which result in additional functionality.
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
     In performing its annual goodwill impairment test, the Company uses a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company determined the fair value of its reporting unit to equal the market capitalization of its common stock as of the testing date. As of December 31, 2010, the indicated fair value of the Company’s reporting unit exceeded the carrying value of its reporting unit by a substantial amount, and, as such, the Company concluded that there was no indication of goodwill impairment.
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
Contract Intangibles
     The Company’s other identifiable intangible assets represent customer contracts which were acquired in acquisitions and are amortized on the straight-line method over the contract’s estimated useful lives. The Company evaluates the estimated remaining useful life of its contract intangibles on at least a quarterly basis, taking into account new facts and circumstances, including its retention rate for acquired contracts. If such facts and circumstances indicate the current estimated useful life is no longer reasonable, the Company adjusts the estimated useful life on a prospective basis. Contract amortization expense totaled approximately $0.3 million, $0.3 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     The Company also assesses the potential impairment of its contract intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the Company determines that the carrying value of contract intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, such impairment will be measured using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

Other Assets
     Other assets at December 31, 2010 and 2009 include cash deposits totaling approximately $11.5 million and $9.8 million, respectively, which are held by the Company’s professional liability insurer and workers compensation insurer and are not expected to be utilized within the next year. In addition to cash deposits recorded within other assets, the Company has recorded cash deposits for professional liability claims losses totaling $5.5 million and $8.5 million at December 31, 2010 and 2009, respectively, within prepaid expenses and other current assets, which are expected to be utilized within a year. Under the terms of the Company’s professional liability insurance policies for 2002 through 2006 and 2008 through 2010, this cash will be used by the insurer to pay any professional liability claims made against the Company during those years. Based on evaluation of outstanding claims, management estimates the amount of cash deposits that will be utilized by the insurer to pay losses within a year.
     Also included in other assets at December 31, 2010 and 2009 are deferred financing costs associated with the Company’s credit facility (see Note 14). Such costs are being amortized over the life of the credit facility and such amortization is included in interest expense on the accompanying consolidated statements of operations. Amortization expense associated with deferred financing costs was approximately $31,000, $0.1 million and $40,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At December 31, 2010, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. As the Company has no tax contingencies at December 31, 2010, there is no accrued interest and penalties included in income tax expense for the year ended December 31, 2010.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2007 through 2010. The Company is currently under audit for the 2008 tax year. Additionally, open tax years related to certain state and local jurisdictions remain subject to examination.

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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 and 2008 through 2010 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 through 2006 and 2008 through 2010, the Company is covered by separate policies, each of which contains a premium that is retroactively adjusted, with adjustment based on actual losses. The Company’s ultimate premium for its 2002 through 2006 and 2008 through 2010 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims made policies subject to per event and aggregate coverage limits. In addition to the coverage described above, effective January 1, 2010, the Company has purchased an excess liability policy which provides coverage on a claims made basis for indemnity losses in excess of $4.0 million up to a maximum coverage of $10 million per loss and in the aggregate. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from these ongoing reviews are reflected in current earnings.
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
Other Self-funded Insurance Reserves
     As of December 31, 2010, the Company has approximately $8.0 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $6.5 million of this amount is related to workers’ compensation claims, of which approximately $4.0 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. These estimated liabilities are recorded on an undiscounted basis. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings. In 2010, 2009 and 2008, the Company recorded decreases of approximately $1.6 million, $0.2 million and $0.9 million, respectively, related to its prior year other self-insurance reserves as a result of revisions to its estimated claims experience. After considering the impact of earnings that would have been allocated to participating securities in calculating net income per common share (see Note 17), the Company’s net income available to common shareholders and basic and diluted net income per common share were positively impacted as a result of revisions to its estimated experience by amounts totaling $1.0 million and $0.11 per common share, for the year ended December 31, 2010, $0.1 million and $0.01 per common share, for the year ended December 31, 2009 and $0.5 million and $0.06 per common share, for the year ended December 31, 2008.
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
Credit and Other Concentration Risks
     The Company’s credit risks relate primarily to cash and cash equivalents, accounts receivable and deposits on professional liability and other insurance programs. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The Company’s accounts receivable represent amounts due primarily from governmental agencies. Accounts receivable due from the Virginia Department of Corrections and the Commonwealth of Pennsylvania, Department of Corrections represent approximately 37% and 20% of accounts receivable, less allowances, at December 31, 2010, respectively. Deposits on professional liability and other insurance programs represent amounts paid by the Company that are subject to future refund from the insurance company which provides the coverage. Currently, these balances are carried by American International Group (“AIG”) for workers compensation and various regulated subsidiaries of AIG for professional liability. The Company’s financial instruments are subject to the possibility of loss in carrying value as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices that make the instruments less valuable. Additionally, if the financial position and/or liquidity of one of these third party insurance carriers were to become impaired such that the third party insurer was unable to pay claims or meet its contractual obligations to the Company, the Company could lose all or a portion of its prepaid premiums to such carrier and/or lose the benefit of the coverage the Company has paid for, the occurrence of which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     Substantially all of the Company’s revenue for the years ended December 31, 2010, 2009 and 2008 relates to amounts earned under contracts with state and local governments.
     Approximately 15% of the Company’s workforce is represented by labor unions.
Recent Accounting Pronouncements
     Health Care Entities: Presentation of Insurance Claims and Related Insurance Recoveries. In August 2010, the FASB issued an accounting standards update which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided is effective as of the beginning of the first fiscal year beginning after December 15, 2010. The adoption of this standard will have no material impact of the Company’s financial position or results of operations.

3. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of December 31, 2010, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 21). The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the year ended December 31, 2010, the Company recognized additional expense totaling $0.5 million relative to this matter which are primarily due to legal expenses incurred as part of the Company reaching a settlement on February 19, 2010, regarding shareholder litigation filed against the Company and certain individual defendants on April 6, 2006 and related litigation filed by the Company against one of its insurance carriers (see Note 21).
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
     A reconciliation of the related restructuring liability at December 31, 2010 is as follows (in thousands):

One-time
Termination
Benefits
Balance at December 31, 2009	$—
Plus: Costs incurred	245
Less: Amounts paid	(101)

Balance at December 31, 2010	$144

     On September 15, 2008, the Company entered into a separation agreement and general release with Michael Catalano, which was subsequently modified on November 7, 2008 (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Catalano resigned his position as Chief Executive Officer of the Company effective December 30, 2008. The Separation Agreement also provided for Mr. Catalano’s resignation from the Company and from its Board of Directors effective January 1, 2009, the termination of Mr. Catalano’s previously existing employment agreement and the release of claims by each of Mr. Catalano and the Company against each other. Additionally, in connection with this resignation, the Company elected to its Board of Directors and amended the employment agreements of Richard Hallworth, its current President and Chief Executive Officer, and Michael W. Taylor, its current Executive Vice President, Chief Financial Officer and Treasurer. The Company incurred a charge related to the Separation Agreement of approximately $2.3 million, comprised of $1.5 million in compensation and benefits, a $0.7 million non-cash charge related to the accelerated vesting of remaining unvested stock options and restricted shares and the modification of the time period in which to exercise stock options and $0.1 million in legal and consulting fees. The non-cash charge related to the stock based compensation is included in additional paid in capital in the Company’s consolidated balance sheet.

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
     There are no loss contracts identified as of December 31, 2010 and 2009.
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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Healthcare revenues	$9,188	$30,990	$44,632
Healthcare expenses	9,739	28,931	41,018

Gross margin	(551)	2,059	3,614
Depreciation and amortization	11	85	71

Income (loss) from discontinued operations before income tax provision (benefit)	(562)	1,974	3,543
Income tax provision (benefit)	(229)	805	1,444

Income (loss) from discontinued operations, net of taxes	$(333)	$1,169	$2,099

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

     The Company has available-for-sale securities and money market accounts totaling $4.0 million and $15.0 million at December 31, 2010 and 2009, respectively, that are classified as cash equivalents on the accompanying consolidated balance sheet. The Company had no such securities at December 31, 2008. These financial assets are recorded at fair value in accordance with the U.S. GAAP fair value hierarchy, classified as a Level 1 measurement. Inputs used to measure fair value in accordance with Level 1 are quoted market prices.
8.   Accounts Receivable
      Accounts receivable consist of the following (in thousands):

	December 31,
	2010	2009
Billed accounts receivable	$23,894	$20,762
Unbilled accounts receivable	28,262	25,485
Other accounts receivable	943	648

	53,099	46,895
Less: Allowances	(411)	(358)

	52,688	46,537
Less: Receivables reclassified as noncurrent	(207)	(1,908)

	$52,481	$44,629

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
     As discussed more fully in Note 21, PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) involving the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. During February 2011, the parties agreed to resolve this matter through binding arbitration which is expected to occur during the second quarter of 2011. At December 31, 2010, the Company has classified these receivables as current assets in its consolidated balance sheet.
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

9. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2010	2009
Prepaid insurance	$6,303	$6,824
Prepaid cash deposits for professional liability claims losses	5,524	8,501
Prepaid other	1,923	1,429

	$13,750	$16,754

10. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	December 31,		Estimated
	2010	2009	Useful Lives
Leasehold improvements	$1,004	$1,006	7 years
Equipment and furniture	10,635	9,843	5 years
Computer software	9,227	7,095	3-5 years
Medical equipment	980	1,180	5 years
Automobiles	44	62	5 years
Management information systems under development	689	176	—

	22,579	19,362
Less: Accumulated depreciation	(11,539)	(9,915)

	$11,040	$9,447

     At December 31, 2010 and 2009, the net book value of computer software, exclusive of management systems under development at each date, was $5.4 million and $4.6 million, respectively. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $3.2 million, $2.4 million and $1.9 million, respectively, and primarily represents depreciation for assets used at the Company’s corporate headquarters.
11. Other Assets
     Other assets are stated at amortized cost and comprised of the following (in thousands):

	December 31,
	2010	2009
Deferred financing costs	$68	$68
Less: Accumulated amortization	(42)	(10)

	26	58
Prepaid cash deposits for professional liability claims losses	7,509	5,217
Prepaid insurance deposits	3,996	4,540
Noncurrent receivables	207	1,908
Other refundable deposits	114	114

	$11,852	$11,837

12. Contract Intangibles
     The gross and net values of contract intangibles consist of the following (in thousands):

	December 31,
	2010	2009
Contracts:
Gross value	$4,000	$4,000
Less: Accumulated amortization	(2,342)	(2,063)

	$1,658	$1,937

     Estimated aggregate amortization expense related to the above contract intangible for each of the next five years is $0.3 million.
13. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Salaries and employee benefits	$22,230	$21,528
Professional liability claims	22,646	25,236
Accrued workers’ compensation claims	6,469	7,130
Accrued loss contingency related to shareholder litigation (see Note 21)	—	15,126
Other	7,925	9,356

	59,270	78,376
Less: Noncurrent portion of deferred lease liability	(844)	(958)
Less: Noncurrent portion of professional liability and workers’ compensation claims	(19,616)	(14,523)

	$38,810	$62,895

14. Banking Arrangements
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At December 31, 2010 and 2009, the Company had no borrowings outstanding under the Credit Agreement. At December 31, 2010, the Company had $20.0 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date and no standby letters of credit.
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

     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and cash expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts, net of insurance recoveries, do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at December 31, 2010.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At December 31, 2010, the Company was in compliance with both the pre-distribution fixed charge coverage ratio and the post-distribution fixed charge coverage ratio.
15. Income Taxes
     Significant components of the income tax expense (benefit), related to continuing operations, included in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current income taxes:
Federal	$—	$3,849	$118
State	493	378	100

	493	4,227	218

Deferred income taxes:
Federal	6,181	(2,070)	1,227
State	1,048	18	184

	7,229	(2,052)	1,411

Income tax expense (benefit)	$7,722	$2,175	$1,629

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets/(liabilities):
Accrued vacation	$1,002	$1,027
Bad debt allowance	167	146
Prepaid insurance	(115)	(1,432)
Self insurance reserves	2,209	2,892
Accrued liabilities	220	6,383
Net operating loss carryforwards	466	576
Other	(590)	(340)

Net current deferred tax asset	3,359	9,252

Self insurance reserves	3,063	2,789
Depreciation	(2,721)	(2,345)
Amortization	(9,202)	(8,003)
Share-based compensation	3,419	3,783
Net operating loss carryforwards	851	279

Net noncurrent deferred tax liability before valuation allowance	(4,590)	(3,497)
Valuation allowance	(246)	(230)

Net noncurrent deferred tax liability	(4,836)	(3,727)

Net deferred tax (liability) asset	$(1,477)	$5,525

     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical financial results, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At each of the years ended December 31, 2010, 2009 and 2008, the Company’s valuation allowance of approximately $0.2 million, represents management’s estimate of state net operating loss carryforwards which will expire unused.
     At December 31, 2010, the Company has federal and state net operating loss carryforwards of $2.4 million and $17.3 million, respectively, which expire at various dates through 2032. Included in current deferred tax assets at December 31, 2010 are federal and state net operating loss carryforwards that management estimates will be utilized in 2011.
     The Company was unable to recognize approximately $0.5 million of tax benefit it could otherwise have recorded related to the benefit from share based compensation due to its current year net operating loss. This benefit is subject to the same carryback and carryforward limitations as the Company’s other net operating losses and upon realization will be recorded as an addition to additional paid in capital.

     A reconciliation of the federal statutory tax rate to the effective tax rate, related to income from continuing operations, is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal tax	35.0%	35.0%	35.0%
State income taxes	5.8	5.8	5.8
Permanent differences	1.9	4.2	4.4
Revision of prior year tax estimates	1.2	1.9	0.1
Other	—	—	0.2
Change in valuation allowance	0.1	0.3	(0.3)

Effective rate	44.0%	47.2%	45.2%

     The Company has no material unrecognized tax benefits or any known material tax contingencies at December 31, 2010, 2009 or 2008. Tax returns filed with the IRS for years 2007 through 2010 along with tax returns filed with numerous state and local governmental entities remain subject to examination. The Company is currently under audit by the IRS for the 2008 tax year.
16. Share-Based Compensation
     The Company has issued equity incentive awards to eligible employees and outside directors under the Amended and Restated Incentive Stock Plan, the Amended and Restated 1999 Incentive Stock Plan and the 2009 Equity Incentive Plan (the “2009 Equity Plan”). The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with U.S. GAAP related to share-based payments.
     For the year ended December 31, 2010, the Company recognized total share-based compensation costs of $2.0 million, which consisted of $0.1 million classified in healthcare expenses and $1.9 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. Additionally, for the year ended December 31, 2010, the Company incurred a $0.1 million non-cash charge related to the accelerated vesting of restricted shares as discussed in Note 4 above. For the year ended December 31, 2009, the Company recognized total share-based compensation costs of $1.8 million, which consisted of $0.1 million classified in healthcare expenses and $1.7 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. In addition to the $0.7 million of stock based compensation expense incurred in September 2008 and discussed above in Note 4, for the year ended December 31, 2008, the Company recognized total share-based compensation cost of $2.1 million, which consisted of $0.1 million classified in healthcare expenses and $2.0 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, the Company also recognized a total income tax benefit in the consolidated statements of operations for share-based compensation arrangements of $0.8 million, $0.7 million and $0.8 million, respectively. The Company did not capitalize any share-based compensation cost during the years ended December 31, 2010, 2009 and 2008.
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
     At December 31, 2010, there were 239,000 shares available for future grants under the 2009 Equity Incentive Plan and none available under the Incentive Plan and Amended and Restated 1999 Incentive Stock Plan.
     As of December 31, 2010, there were $1.1 million of total unrecognized compensation costs related to nonvested stock options granted under the stock incentive plans discussed above. That cost is expected to be recognized over a weighted average period of 2.62 years.
     For the years ended December 31, 2010 and 2008, the Company estimated the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company based expected volatility on historical volatility of the Company’s stock. The Company estimated the expected term of stock options using historical exercise and employee termination experience. There were no options granted during the year ended December 31, 2009. The following table shows the weighted average assumptions used to develop the fair value estimates for options granted during the year ended December 31, 2010 and 2008:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2008
Weighted average grant date fair value of options	$5.35	$4.45

Assumptions:
Volatility	0.43	0.52
Interest rate	1.21%	2.92%
Expected life (years)	4.67	4.18
Dividend yields	0.82%	0.00%

     A summary of option activity and changes during the year ended December 31, 2010 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands) (1)
Outstanding, December 31, 2009	822,673	$17.16
Granted	229,000	15.33
Exercised	(106,240)	12.06
Canceled	(48,261)	20.43

Outstanding, December 31, 2010	897,172	$17.12	5.86	$658

Exercisable, December 31, 2010	643,172	$18.04	4.40	$530

Expected to vest, December 31, 2010	240,505	$14.78	9.55	$127

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the year and the grant price of in-the-money options.
     The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.4 million, $0.1 million and $0.1 million, respectively. Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2010 was $0.9 million.
     For the year ended December 31, 2010, the Company recognized share-based compensation cost related to stock options of $0.2 million, which was classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2009, the Company recognized share-based compensation cost related to stock options of $0.4 million, which was classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2008, the Company recognized share-based compensation cost related to stock options of $1.1 million which consisted of $0.1 million classified in healthcare expenses and $1.0 million classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Restricted Stock
     As part of the approved Board of Directors compensation program, each new non-employee Director (as defined by the 2009 Equity Plan) upon election to the Board of Directors, receives 10,000 restricted shares of the Company’s common stock issued pursuant to the 2009 Equity Plan. Additionally, each non-employee director receives 3,000 restricted shares of the Company’s common stock on an annual basis. Effective December 8, 2010, each non-employee director received 3,000 restricted shares of the Company’s common stock, which was an aggregate grant to all non-employee directors of 15,000 shares. Each new Director and each non-employee director shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the director’s right to such shares is forfeited. The shares granted to each new Director upon election to the Board of Directors become nonforfeitable in equal annual installments over four years beginning on the first anniversary of the date of grant. The shares granted annually to each non-employee director become nonforfeitable in equal annual installments over three years beginning on the first anniversary of the date of grant. The restricted shares are valued at the market value of the Company’s common stock on the date of grant and are recognized as compensation expense over the restricted stock’s vesting period.
     On November 3, 2010, the Incentive Stock and Compensation Committee elected to approve a new compensation package for non-management directors effective January 1, 2011, which increased the non-employee director annual restricted share grant to 4,000 restricted shares of the Company’s common stock and reduced the new Director restricted share grants to 5,000 restricted shares of the Company’s common stock upon election to the Board.
     As of December 31, 2010, there were $0.8 million of total unrecognized compensation costs related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.34 years.

     A summary of the nonvested shares of restricted stock and activity during the year ended December 31, 2010 is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested, December 31, 2009	298,070	$12.83
Granted	15,000	14.76
Vested	(220,972)	12.66
Forfeited	(1,033)	15.55

Nonvested, December 31, 2010	91,065	$13.53

     For the years ended December 31, 2010, 2009 and 2008, the Company recognized share-based compensation cost related to restricted stock of $1.7 million, $1.3 million and $0.9 million, respectively, which was classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
     At December 31, 2010, there were 253,893 shares available for future employee purchases under the above plan.
     The Company records compensation expense for the Employee Stock Purchase Plan based on the fair value of the employees’ purchase rights, which is estimated using a Black-Scholes option pricing model. The following table shows the weighted average assumptions used to develop the fair value estimates for the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
Weighted average grant date fair value	$5.07	$4.06

Assumptions:
Volatility	0.38	0.39
Interest rate	0.19%	0.30%
Expected life (years)	0.50	0.50
Dividend yields	1.49%	0.71%
     Employees purchased 28,625 shares and 37,608 shares in 2010 and 2009, respectively. For each of the years ended December 31, 2010, 2009 and 2008, the Company recognized share-based compensation cost related to the Employee Stock Purchase Plan in selling, general and administrative expenses totaling approximately $0.1 million.
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
     The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands except for share and per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Income from continuing operations	$9,882	$2,113	$1,735
Income (loss) from discontinued operations, net of taxes	(333)	1,169	2,099

Net income	9,549	3,282	3,834
Income allocated to participating securities (unvested restricted shares)	(181)	(106)	(77)

Net income allocated to common shareholders	$9,368	$3,176	$3,757

Components of income allocated to participating securities (unvested restricted shares):
Income from continuing operations	$187	$67	$35
Income (loss) from discontinued operations, net of taxes	(6)	39	42

Income allocated to participating securities	$181	$106	$77

Components of net income available to common shareholders — numerator for calculating earnings per common share:
Income from continuing operations	$9,695	$2,046	$1,700
Income (loss) from discontinued operations, net of taxes	(327)	1,130	2,057

Net income available to common shareholders	$9,368	$3,176	$3,757

	Year Ended December 31,
	2010	2009	2008
Denominator:
Denominator for basic net income (loss) per common share — weighted average shares	8,859,829	8,916,737	9,144,102
Effect of dilutive non-participating securities:
Employee stock options	74,199	42,350	8,610

Denominator for diluted net income (loss) per common share — adjusted weighted average shares and assumed conversions	8,934,028	8,959,087	9,152,712

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$1.10	$0.23	$0.19
Discontinued operations, net of taxes	(0.04)	0.13	0.22

Net income available to common shareholders per common share	$1.06	$0.36	$0.41

Net income (loss) available to common shareholders per common share — diluted:
Continuing operations	$1.09	$0.23	$0.19
Discontinued operations, net of taxes	(0.04)	0.13	0.22

Net income available to common shareholders per common share	$1.05	$0.36	$0.41

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

	Year Ended December 31,
	2010	2009	2008
Options excluded from computation of diluted net income (loss) per common share as effect would be anti-dilutive	442,494	629,997	1,114,348

Weighted average exercise price of excluded options	$21.01	$19.17	$17.72

18. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. During the year ended December 31, 2010, the Company repurchased and retired a total of 33,500 common shares at an aggregate cost of approximately $0.5 million. As of December 31, 2010, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million. Under the terms of the transaction discussed in Note 24, the Company is prohibited from making any additional repurchases of its common stock until the transaction is either closed or terminated.
19. Other Employee Benefit Plan
     The Company has a 401(k) Retirement Savings Plan (the “Plan”) covering substantially all employees who have completed 60 days of service. The Plan permits eligible employees to defer and contribute to the Plan a portion of their compensation. The Company may, at the Board’s discretion, match such employee contributions to the Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2010, 2009 or 2008.
     Additionally, the Company contributes to two multiemployer pension plans on behalf of employees covered by collective bargaining agreements under the Rikers Island, New York contract. Generally, the plans provide defined benefits to substantially all employees covered by the collective bargaining agreements. The Company is reimbursed under its cost-plus Rikers Island contract for the actual costs and average increases required under the collective bargaining agreements. In 2010, 2009 and 2008, the contributions to these plans, which were reimbursed to the Company, due to the cost-plus nature of the Rikers Island contract were $2.8 million, $2.7 million and $2.5 million, respectively. Under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), a contributor to a multiemployer plan may be liable, upon termination or withdrawal from a plan, for a proportionate share of a plan’s unfunded vested liability, if any. No liability is presently required to be recorded as the future funded status of the plans, as well as the probability of any withdrawal event, are unknown. The Company would also seek reimbursement of any such liability from the client under the cost-plus Rikers Island contract.
20. Professional and General Liability Self-insurance Retention
     At December 31, 2010, the Company’s reserves for both known as well as incurred but not reported professional and general liability claims totaled $22.6 million. Reserves for professional and general liability claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for professional and general liability claims in the period in which the estimates are changed or payments are made. In 2010, 2009 and 2008, the Company recorded increases of approximately $6.6 million, $3.2 million and $6.3 million, respectively, to its prior year claims reserves as a result of adverse development on individual claims or matters. After considering the impact of earnings that would have been allocated to participating securities in calculating net income per common share (see Note 17), the Company’s net income available to common shareholders and basic and diluted net income per common share were negatively impacted as a result of this adverse development by amounts totaling $3.9 million and $0.43 per basic and diluted common share, respectively, for the year ended December 31, 2010, $1.9 million and $0.20 per basic common share and $0.21 per diluted common share, respectively for the year ended December 31, 2009 and $3.7 million and $0.40 per basic and diluted common share, respectively, for the year ended December 31, 2008. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s results of operations in the period in which the changes occur.
21. Commitments and Contingencies
Operating Leases
     Future minimum annual lease payments at December 31, 2010 are as follows (in thousands):

Year Ending December 31:
2011	$1,433
2012	1,286
2013	1,241
2014	1,255
2015	1,269
Thereafter	916

$7,400

     Rental expense under operating leases was $2.9 million, $2.7 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, which consisted of $1.7 million, $1.6 million and $1.4 million classified in healthcare expenses, respectively, and $1.2 million, $1.1 million and $0.9 million classified in selling, general and administrative expenses, respectively.
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
Litigation and Claims
     The Company is a party to various legal proceedings incidental to its business. With respect to all litigation matters, the Company considers the likelihood of a negative outcome typically in consultation with outside counsel handling the Company’s defense in these matters and estimates of the probable costs for resolution of these matters are based upon an estimated range of potential results, assuming a combination of litigation and settlement strategies. If the Company determines the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, the Company records an estimated loss for the expected outcome of the litigation. However, it is difficult to predict the outcome or estimate a possible loss or range of loss in some instances because litigation is subject to significant uncertainties. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions, new developments or changes in approach, such as a change in settlement strategy in dealing with litigation.
     DeSantis Professional Liability Suit. On August 26, 2010, Theresa DeSantis and Julie Giangiolini, as guardians of the estate of Anthony DeSantis, Jr., filed a complaint in the Court of the Sixteenth Judicial Circuit in Kane County, Illinois alleging that PHS, by and through the actions of its medical staff committed medical negligence which caused Anthony DeSantis Jr. to suffer from significant injuries. Plaintiffs seek damages to recoup compensation for past and future pain and suffering, loss of income, medical bills incurred and for the cost of future medical treatment. This matter is currently in the discovery phase; however, the Company believes that a negative outcome is probably and has recorded significant reserves related to this matter. Such reserve is included in the Company’s reserves for professional liability claims which total $22.6 million at December 31, 2010. Should the ultimate resolution of this matter exceed the Company’s recorded reserves and available insurance coverage, such resolution could have a material adverse effect on the Company’s results of operations, financial position or cash flows in future periods.
     Dawkins Professional Liability Suit. On September 18, 2009, Johnathan Dawkins, Sara H. Humphrey, guardian ad litem of Johnathan Dawkins, a mentally incapacitated person and Sara H. Humphrey, individually, filed a complaint in the U.S. District Court of New Jersey, against CHS, the New Jersey Counties of Essex and Union and a broad number of correctional personnel. The complaint alleges that in 2007 Johnathan Dawkins suffered permanent injuries while incarcerated at the Union County Jail as a result of actions of the defendants. This matter is currently in the discovery stage. Management currently believes this matter is covered under the policy limits of its 2007 professional liability insurance policy, however, should the ultimate resolution of this matter exceed such policy limits, such resolution could have a material adverse effect on the Company’s results of operations, financial position or cash flows in future periods.
     Chatham County, Georgia, Tuberculosis Matter. On December 22, 2010, attorneys on behalf of Phillip Perez, a former detainee at the Chatham County Detention Center, asserted an Ante Litem Notice of Claim to PHS, Inc. and a broad number of governmental entities, including Chatham County, Georgia Department of Corrections and Georgia Department of Community Health for a proposed class of individuals who were allegedly exposed to, and contracted, tuberculosis from December 2009 to present. Claimants’ allegations include the contraction of tuberculosis due to defendants’ acts and/or omissions in testing, medical care and policies and procedures. Mr. Perez claims special and general damages for pain and suffering and/or wrongful death of proposed class members. Defendants are currently in the process of investigating this matter and therefore, the Company is unable to determine the significance of this matter. As of December 31, 2010, the Company has minimal reserves related to this matter; however, if claimant does file suit and is successful at certifying a class of plaintiffs, the outcome of such a lawsuit could have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods.
     Andrew Berkowitz, M.D., Individually and on behalf of all others similarly situated v. Prison Health Services, Inc. and City of Philadelphia. On or about August 2, 2006, plaintiff, an individual physician independent contractor in Philadelphia, Pennsylvania, filed a putative class action suit against PHS and the City of Philadelphia (the “City”) in the Court of Common Pleas of Philadelphia County, Trial Division, seeking unspecified damages for the class, but damages in the amount of approximately $10,000 individually. Plaintiff alleges that he provided services to inmates in the Philadelphia Prison System at the request of the defendants and that the defendants breached the alleged contractual duties owed to him by paying an amount alleged to be less than the full amount plaintiff billed for his medical services. On September 22, 2006, the City filed a New Matter Crossclaim against PHS alleging breach of contract, negligence and seeking indemnification. On September 29, 2006, PHS filed its Answer to plaintiff’s complaint, which Answer included a crossclaim against the City for contribution and indemnification. The plaintiff filed his motion for class certification on October 1, 2007; and PHS and the City responded to this motion. On January 16, 2009, the trial court denied the plaintiff’s motion for class certification. In May 2010, the superior court upheld the denial for class certification. In October 2010, the trial court issued an order closing the case. As of December 31, 2010, the Company has no reserves associated with this proceeding and considers this matter closed.
     Saint Joseph’s Regional Medical Center v. Correctional Health Services, et al. On or about February 8, 2007, CHS, was served with a lawsuit by plaintiff, Saint Joseph’s Regional Medical Center (“St. Joseph’s”). Plaintiff filed suit in the Superior Court of New Jersey, Law Division: Passaic County, against CHS, Barnert Hospital, County of Bergen, Bergen County Jail, County of Essex, Essex County Jail, County of Hudson, Hudson County Jail, County of Passaic and Passaic County Jail, “John Does #1-30”, “ABC Corporations #1-30”, “XYZ Jails, Prisons and/or Detention Centers” seeking damages from CHS totaling approximately $2.5 million. Plaintiff claims that CHS failed to administer various contracts with respect to medical claims for the treatment of certain patients and the payment of such claims between each of the respective counties and jails named in the complaint and Barnert Hospital, to which St. Joseph’s claims it was an intended third-party beneficiary. On August 15, 2007, Barnert Hospital filed for Chapter 11 bankruptcy protection. As a result, the court has stayed the proceedings in the lawsuit pending resolution of the bankruptcy. CHS intends to defend itself vigorously, and maintains that it is not responsible for any payments that may be due and owing to the plaintiff. However, a judgment adverse to CHS could have a material adverse effect on the Company’s financial position and its results of operations. As of December 31, 2010, the Company has no reserves associated with this proceeding.
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at December 31, 2010 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its first renewal option under its contract with PHS.
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
     The Collection Matter, although filed, was initially dormant, pending the resolution of the Contract Matter. As discussed in more detail below, the Contract Matter was resolved in favor of PHS on August 26, 2008, when the Maryland Court of Appeals (the State’s highest appellate court) denied the County’s request for a review of a Maryland Court of Special Appeals decision in favor of PHS. After the resolution of the Contract Matter, the parties, during 2009, commenced the discovery process on the Collection Matter. On March 30, 2010, the court held a scheduling conference in which the judge set February 8, 2011 as the trial date for the Collection Matter. Prior to the trial date, preliminary settlement discussions were conducted without resolution. Subsequently, the parties agreed to forego the trial and resolve the Collection Matter through binding arbitration which is expected to occur during the second quarter of 2011. PHS believes, in the case of the Collection Matter, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, continues to be probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the Collection Matter could have a negative impact on PHS’ ability to collect the outstanding receivable amount and result in losses in future periods.
     During 2008, the Contract Matter, mentioned above, was resolved in the following manner. In November 2005, the Circuit Court for Baltimore County, Maryland ruled in favor of the County, with respect to the Contract Matter, ruling that the County properly exercised its first, two-year renewal option by sending a faxed written renewal amendment to PHS on July 1, 2005. PHS appealed this ruling. On December 6, 2006, the Maryland Court of Special Appeals (i) reversed this judgment; (ii) ruled that the County did not timely exercise its renewal option by its actions of July 1, 2005; and (iii) remanded the case to the Circuit Court to determine whether the County properly exercised the option by its conduct prior to June 30, 2005 — an issue not originally decided by the Circuit Court. On May 15, 2007, the Circuit Court, upon remand, held a hearing on the parties’ pending cross motions for summary judgment. The Court issued an oral opinion at the end of the hearing indicating its intention to rule in favor of the County’s motion for summary judgment and against PHS’ motion for summary judgment. On June 6, 2007, the Court filed its order memorializing the aforementioned ruling. In its order, the Court ruled that, by its actions, the County properly and timely exercised the first two-year renewal option. The Company filed a Notice of Appeal and on May 14, 2008, the Maryland Court of Special Appeals issued its ruling that the actions the County claimed constituted an exercise of renewal were ineffective. Accordingly, the Court of Special Appeals reversed the Circuit Court’s ruling and directed it to grant the Company’s motion for summary judgment in the lawsuit. On June 27, 2008, the County petitioned the Maryland Court of Appeals (the State’s highest appellate court) to review the May 14, 2008 Court of Special Appeals decision. By order dated August 26, 2008, the Court of Appeals denied the County’s request to review the decision, resulting in the ruling of the Court of Special Appeals in favor of the Company becoming final, thereby bringing closure to the Contract Matter.
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
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. At a hearing on October 15, 2010, the Court approved the settlement, entering a final judgment and dismissing with prejudice all claims against all defendant in the litigation. The settlement provided for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock. The total value of the settlement, based upon the Company’s closing share price for its common stock of $15.12 per share on October 15, 2010, is approximately $15.0 million. During the second quarter of 2010, the $10.5 million cash component of the settlement was paid by the Company to the escrow agent appointed by the Court. On October 18, 2010, the Company issued 300,000 shares of its common stock to the escrow agent appointed by the Court thereby fulfilling all terms of the approved settlement. The Company considers this matter closed.
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
     In addition to its primary D&O carrier, with which the Company has settled all claims, the Company also maintains D&O insurance with an excess D&O carrier that provides for additional insurance coverage of up to $5.0 million for losses in excess of $10.0 million. The excess D&O carrier has denied coverage of this matter. After failing to reach agreement with the excess D&O carrier concerning the amount of their contribution to the settlement, the Company filed suit against the excess D&O carrier in the second quarter of 2010. This suit is currently in the discovery phase.
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

This amount is recorded in accrued expenses in the Company’s consolidated balance sheet. The Company is continuing to cooperate with the Delaware Department of Justice during its inquiry.
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
Performance Bonds
     The Company is required under certain contracts to provide a performance bond and may also be required to post performance bonds for other business reasons. At December 31, 2010, the Company had outstanding performance bonds totaling $6.6 million. The performance bonds are renewed on an annual basis. The Company is also dependant on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.
22. Major Customers
     The following is a summary of revenues from major customers, as compared to total revenues from both continuing and discontinued operations combined (in thousands):

	Year Ended December 31,
	2010		2009		2008
	Revenue	Percent	Revenue	Percent	Revenue	Percent
New York City Department of Health and Mental Hygiene	$119,858	18.7%	$122,625	20.1%	$116,777	23.1%
Commonwealth of Pennsylvania, Department of Corrections	96,630	15.1	89,419	14.7	78,069	15.5
State of Michigan*	109,439	17.1	85,269	14.0	—	—

*	The Company’s contract to provide prisoner health care services to prisoners under the care of the State of Michigan Department of Corrections commenced on April 1, 2009.
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
     The following table is a summary of the Company’s unaudited quarterly statements of operations data for 2010 and 2009 (in thousands except per share data). Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year. Net income (loss) available to common shareholders for each quarter is computed independently of net income (loss) available to common shareholders for the year. The sum of the quarterly net income (loss) available to common shareholders may not equal the net income (loss) available to common shareholders for the year because of: (i) transactions affecting the weighted average number of unvested restricted shares outstanding during each quarter; and (ii) in periods (quarterly or annual) in which the Company has incurred losses from continuing operations, no amounts are allocated to unvested restricted shares for purposes of calculating net income (loss) available to common shareholders per common share.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$159,960	$154,538	$156,982	$158,823
Gross margin	15,332	13,062	13,727	12,554
Income from continuing operations	3,250	2,002	2,861	1,769
Loss from discontinued operations, net of taxes	(53)	(63)	(68)	(149)
Net income	3,197	1,939	2,793	1,620
Net income available to common shareholders	3,092	1,890	2,767	1,604

Net income (loss) available to common shareholders per common share — basic:
Income from continuing operations	0.37	0.22	0.32	0.19
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.01)
Net income available to common shareholders per common share	0.36	0.21	0.31	0.18

Net income (loss) available to common shareholders per common share — diluted:
Income from continuing operations	0.36	0.22	0.32	0.19
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.01)
Net income available to common shareholders per common share	0.35	0.21	0.31	0.18

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Healthcare revenues	$122,069	$150,829	$152,634	$153,942
Gross margin	8,712	11,349	9,045	16,440
Income (loss) from continuing operations	424	1,774	438	(523)
Income from discontinued operations, net of taxes	275	329	278	287
Net income (loss)	699	2,103	716	(236)
Net income (loss) available to common shareholders	674	2,031	695	(236)

Net income (loss) available to common shareholders per common share — basic:
Income (loss) from continuing operations	0.05	0.19	0.05	(0.06)
Income from discontinued operations, net of taxes	0.03	0.04	0.03	0.03
Net income (loss) available to common shareholders per common share	0.08	0.23	0.08	(0.03)

Net income (loss) available to common shareholders per common share — diluted:
Income (loss) from continuing operations	0.05	0.19	0.05	(0.06)
Income from discontinued operations, net of taxes	0.03	0.04	0.03	0.03
Net income (loss) available to common shareholders per common share	0.08	0.23	0.08	(0.03)

24. Subsequent Event
     On March 2, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock for the quarter ended March 31, 2011. The dividend will be paid on April 12, 2011, to shareholders of record on March 22, 2011. Under the terms of the transaction discussed below, the Company is prohibited from paying any additional dividends until the transaction is either closed or terminated.
     On March 2, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valitás Health Services, Inc., a Delaware corporation (“Valitás”), and Whiskey Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Valitás (“Merger Sub”), providing for the acquisition of the Company by Valitás. Subject to the terms and conditions of the Merger Agreement, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Valitás.
     At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company that is issued and outstanding as of immediately prior to the Effective Time (other than shares held by the Company, Valitás or any of their respective subsidiaries or shares held by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically converted into the right to receive $26.00 in cash, without interest (such per share amount, the “Merger Consideration”). As of the Effective Time, all such converted shares of common stock of the Company shall no longer be outstanding and shall automatically be canceled and shall cease to exist.
     Each issued and outstanding option to purchase shares of Company common stock will vest in full as of immediately prior to and contingent on the closing of the Merger, and each holder of an option that has an exercise price per share that is less than the Merger Consideration will be entitled to receive after the Effective Time an amount in cash equal to the excess of the Merger Consideration over such exercise price per share, in each case multiplied by the number of shares of Company common stock underlying the option. Additionally, all restricted shares of Company common stock that are subject to vesting or forfeiture conditions (whether time-based or performance-based) that are outstanding as of immediately prior to the Effective Time shall become fully vested immediately prior to and contingent on the closing of the Merger.
     The Merger Agreement also contains certain termination rights in favor of each party, including rights allowing the Company to terminate the Merger Agreement in order to accept a Superior Proposal. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Valitás a specified fee and to reimburse Valitás for up to $2.0 million in transaction expenses. For instance, in the event that Valitás or the Company exercises its rights to terminate the Merger Agreement in certain circumstances, the Company will be required to pay to Valitás a fee in the amount of $8.0 million, plus transaction expenses. However, if certain terminations result from the Company’s acceptance of a Superior Proposal made by an Excluded Party, then the fee payable to Valitás will be reduced to $4.5 million, plus transaction expenses.
     The consummation of the Merger is subject to certain customary conditions, including, without limitation: (i) the approval by the holders of at least a majority of the outstanding shares of Company common stock entitled to vote on the Merger Agreement and the transactions contemplated thereby, including the Merger; (ii) receipt of any required approvals or expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); and (iii) the absence of any law or order prohibiting or otherwise making illegal the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation: (i) the accuracy of the representations and warranties made by the other party to the Merger Agreement, subject to customary materiality qualifiers; and (ii) the compliance by the other party with its obligations and preclosing covenants thereunder, subject to customary materiality qualifiers.
     The Company’s Board of Directors, based on the recommendation of the disinterested members of the Board of Directors, unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The Merger is currently expected to be completed in the second quarter of 2011.

SCHEDULE II
AMERICA SERVICE GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
December 31, 2010
Allowance for doubtful accounts	$358	$470	$(417)	$411
December 31, 2009
Allowance for doubtful accounts	417	755	(814)	358
December 31, 2008
Allowance for doubtful accounts	689	491	(763)	417