Form 10-K/A
period 2010-12-31
AMERICA SERVICE GROUP INC /DE
filed 2011-04-29
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2010 (based on the last reported closing price per share of Common Stock as reported on the Nasdaq Global Select Market on such date) was approximately $149,243,832. As of April 26, 2011, the registrant had 9,297,566 shares of Common Stock outstanding.
Documents Incorporated by Reference
     None.

EXPLANATORY NOTE
     In its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2011 (the “Original Filing”), America Service Group Inc. (the “Company”), provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely: (i) to timely provide such Part III information, and (ii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None.” In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), each Item of the Original Filing that is affected by this Amendment No. 1 has been amended and restated in its entirety. All other Items of the Original Filing are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2010 and does not reflect any subsequent information or events. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.
     As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.
     As previously disclosed on March 3, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated March 2, 2011, with Valitás Health Services, Inc., a Delaware corporation (“Valitás”), and Whiskey Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Valitás (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Valitás.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Directors
     Pursuant to the Company’s Bylaws, the Board determines the overall size of the Board. The Board had seven members during 2010. As previously announced on March 3, 2011, John C. McCauley filled the newly created position of Chief Risk Officer of the Company and stepped down from the Company’s Board effective March 1, 2011.
     The Board believes that all of the Company’s Directors have a reputation for integrity and honesty and adherence to high ethical standards. They each have demonstrated business acumen, strategic insight, an ability to exercise sound judgment, and a commitment to service and community involvement.
     The following table sets for information with respect to Directors of the Company who served during 2010.

	Principal Occupation of Employment
Name and Age	(of ASG unless otherwise indicated)	Qualifications	Director Since

Burton C. Einspruch, M.D., 75	Practicing physician since 1966; Clinical Professor of Psychiatry at Southwestern Medical Center since 1997; Former Chairman and Board Member, Holocaust Studies Advisory Committee at the University of Texas in Dallas, since 1993; Fellow of the American College of Psychiatrists. Member of the Advisory Board, American National Bank of Texas.	Dr. Einspruch has served as a practicing physician and consultant since 1966. He has over 50 years of experience in the healthcare industry and has been a member of the Board since 2000. Through Dr. Einspruch’s extensive experience as a practicing physician and his management experience on various private and public company boards, he provides valuable	2000

	Principal Occupation of Employment
Name and Age	(of ASG unless otherwise indicated)	Qualifications	Director Since
		insights into healthcare, corporate governance, strategic planning and corporate development.

William M. Fenimore, Jr., 67	Managing partner of BridgeLink LLC, a Swiss-based capital advising firm, since 2003. Chairman of the Board of Wausau Financial Systems, a Wisconsin based payments systems company. Director of Wausau Financial Systems since 2004.	Mr. Fenimore has served in executive positions in banking and related industries for the last 35 years. His experience is in technology, operations and managing critical business functions. He has served on the Board of Directors of 6 public and private companies over the last 10 years.	2006

John W. Gildea, 67	Managing director of Gildea Management Co. since 2002. Director of Misonix, Inc. since 2005. Director of Sterling Chemicals, Inc. since 2002. Also previously served as a member of the Company’s Board of Directors from 1986 to 1999.	Mr. Gildea was a founding principal of Gildea Management Co., a management company of special situations with middle market companies in the United States and Central Europe, since 2002. As a result, he has extensive management experience within a wide range of business functions including investment analysis and executive compensation. Mr. Gildea also has experience serving as a director of several other publicly-traded corporations.	2006

Richard Hallworth, 55 (1)	Chief Executive Officer since January 2009 and President since December 2007; Chief Operating Officer of the Company and President and Chief Executive Officer and Director of Prison Health Services, Inc. (“PHS”), the Company’s primary operating subsidiary, since March 2006; Chief Operating Officer for Tufts Health Plan, a health insurance company, from May 2002 to June 2005; Senior Vice President of Administration and Chief Financial Officer for Tufts Health Plan from September 1998 to May 2002. Prior to joining Tufts Health Plan, Mr. Hallworth was a partner at Ernst & Young, LLP and was responsible for leading the healthcare practice in the Portland, Maine office.	Mr. Hallworth is the Company’s Chief Executive Officer. His experience as the Company’s Chief Operating Officer, his strong background in the healthcare industry and his extensive experience in corporate finance and accounting as the Chief Financial Officer of Tufts Health Plan and a partner at Ernst & Young LLP, allows him to bring extensive insights and knowledge of the details of the healthcare industry as well as the Company and its employees, to his service as a member of the Board.	2008

John C. McCauley, 62	Chief Risk Officer since March 2011, Assistant Vice Chancellor, Risk and Insurance Management and University Counsel in the Office of General	Mr. McCauley has served in various positions in risk management within the healthcare industry for over 30 years. In his	2006

	Principal Occupation of Employment
Name and Age	(of ASG unless otherwise indicated)	Qualifications	Director Since
Counsel for Vanderbilt University from January 2007 to February 2011; Assistant Vice Chancellor, Risk and Insurance Management for Vanderbilt University from August 2004 to February 2011.

	Director of American Retirement Corporation from 2003 to 2006.	current role, he is responsible for oversight of the Company’s risk management and insurance programs. In his previous role at Vanderbilt University, he was responsible for oversight of the risk management and insurance program for overall university operations including a large academic medical center. Mr. McCauley also has experience serving as a director of another publicly-traded corporation.

Michael W. Taylor, 45 (1)	Executive Vice President, Chief Fianncial Officer and Tresurer since December 2007; Senior Vice President, Chief Financial Officer and Treasurer of the Company from November 2001 to December 2007, Director of PHS since November 2001.	Mr. Taylor is the Company’s Chief Financial Officer and, in that capacity, has extensive experience with public and financial accounting matters for complex organizations and strong skills in corporate finance, accounting, strategic planning and corporate development. Mr. Taylor has served as the lead financial executive for U.S. and United Kingdom publicly traded companies since 1994.	2008

Richard D. Wright, 65	Non-Executive Chairman of the Board since January 2009. Senior partner of Southwind, since March 2006, a physician practice management and consulting company and a Division of The Advisory Board; Vice Chairman of Operations of ASG from December 2001 to March 2005; President and Chief Executive Officer of Covation LLC, a provider of software integration and data management services for health care providers and organizations, from October 1998 through January 2001. Mr. Wright is also a co-founder of PhyCor, Inc., where he served as Director and Executive Vice President of Operations over a ten-year period.	Mr. Wright has over 30 years of experience in the healthcare industry, including serving as the Vice Chairman of Operations of ASG for four years. He has led large business organizations and has extensive executive experience in corporate operations, strategic planning and corporate development, combined with strong skills in corporate governance, executive compensation and mergers and acquisitions.	1999

(1)	Messrs. Hallworth and Taylor serve in their capacities as officers of the Company pursuant to individual employment agreements which may be terminated upon 30 days notice by either party.
     Executive Officers
     During 2010, the Company’s executive officers were Mr. Richard Hallworth, President and CEO; Mr. Michael W. Taylor, Executive Vice President, CFO and Treasurer; Mr. Jonathan B. Walker, Senior Vice President and Chief Development Officer; Carl J. Keldie, M.D., Chief Medical Officer of PHS and Mr. J. Scott King, Senior Vice President and Chief Legal Officer. Information regarding Messrs. Hallworth and Taylor are set forth above under “Directors.” Certain information with respect to Mr. Walker, Dr. Keldie and Mr. King is set forth below. Messrs. Walker, Keldie and King serve in their capacities pursuant to individual employment agreements which may be terminated upon 30 days notice by either party.
     As discussed above and previously announced on March 3, 2011, John C. McCauley filled the newly created position of Chief Risk Officer of the Company and stepped down from the Company’s Board effective as of March 1, 2011.

Principal Occupation of Employment
Name and Age	(of ASG unless otherwise indicated)
Jonathan B. Walker, 43	Senior Vice President and Chief Development Officer since March 2009; Vice President of State Systems Development for ARAMARK Corporation from November 2007 to March 2009; Vice President of Business Development for Prison Health Services, Inc. from November 2004 to November 2007; Head of Business Development for Portion Pac Chemical Corporation from January 2004 to October 2004.

Carl J. Keldie, M.D., 57	Chief Medical Officer of PHS since August 2000.

J. Scott King, 43	Senior Vice President, Secretary and Chief Legal Officer since June 2008; Vice President, Assistant Secretary and Assistant General Counsel from February 2005 to June 2008.
     Audit Committee
     The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee during 2010 consisted of Messrs. Fenimore (Chairman), Gildea, and McCauley. The Audit Committee held seven meetings during 2010. The functions of the Audit Committee, among other things, include:
•	recommending the appointment of the Company’s independent registered public accounting firm;

•	engaging and approving the fees of the Company’s independent registered public accounting firm;

•	meeting periodically with the Company’s management, internal audit, and the Company’s independent registered public accounting firm on matters relating to the annual audit, internal controls, and accounting principles of the Company’s financial reporting; and

•	reviewing potential conflict of interest situations, where appropriate.
     In addition, the Audit Committee has the authority to investigate any matter brought to its attention, within the scope of its duties, with full access to the Company’s books, records, facilities, personnel and independent auditors, along with the power to retain, at the Company’s expense, such independent counsel, auditors or other experts as the Audit Committee deems necessary or appropriate.
     The Board has determined that each Audit Committee member meets the financial knowledge requirements under the Nasdaq listing standards, and that Mr. Fenimore is designated as the “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act and meets the Nasdaq professional experience requirements. In addition, the Board has determined that each Audit Committee member met the independence requirements prescribed by all applicable laws, the rules and regulations of the SEC and the Nasdaq listing standards during 2010.
     Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent stockholders are required by law to furnish us copies of all Forms 3, 4 and 5 they file. Based solely on the Company’s review of the copies of such forms it has received and representations from certain reporting persons that they were not required to file

Form 5s for specified fiscal years, the Company’s believes that its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2010.
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
Item 11. Executive Compensation
     Compensation Discussion & Analysis
     The objective of the Company’s executive compensation program is to provide compensation to its management team that allows the Company to recruit, retain, and motivate highly capable executive personnel, and that incorporates the concepts of:
•	being competitive in applicable labor markets;

•	offering an appropriate return on investment for stockholders;

•	being simple and easy to understand and administer;

•	being responsive to the needs of our executives;

•	complying with the Company’s standards of corporate governance and all applicable legal guidelines; and

•	reward results, not merely effort.
     Incentive Stock and Compensation Committee and the Compensation Decision Process. The Incentive Stock and Compensation Committee (the “Committee” as used in this section only) of the Board is composed of three directors who each meet the independence requirements of the Nasdaq listing standards. The Committee is charged with, among other things:
•	monitoring compensation of all executive officers and directors;

•	reviewing and approving compensation of the CEO and other named executive officers;

•	administering the America Service Group Inc. 2009 Equity Incentive Plan (the “2009 Equity Plan”), America Service Group Inc. Amended and Restated Incentive Stock Plan (the “Amended and Restated Incentive Stock Plan”) and the America Service Group Inc. Amended and Restated 1999 Incentive Stock Plan (the “Amended and Restated 1999 Incentive Stock Plan”); and

•	reviewing all incentive plans to ensure that the goals are suitably aggressive to result in a good return on investment while also guarding against the assumption of undesirable risk.
     The Committee engages a management compensation consultant, McDaniel & Associates (the “Consultant”), to advise the Committee on executive and director compensation. The Consultant develops suggested benchmark companies to be used as external references, advises the Committee on industry best practices, recommends base salary modifications for the Company’s named executive officers, reviews and recommends modifications to the Company’s annual incentive compensation plan, advises the Company as to the form of long-term compensation to use, and recommends long-term compensation awards for the Company’s named executive officers and overall equity grants for the entire organization. The Committee meets with the Consultant in executive session at least twice per year. Management is not present during any part of an executive session. While the primary relationship between the Company and the Consultant is through the Committee, a few times a year the Consultant may work directly with management, primarily in providing market data on jobs below the executive level in the organization. The amount of such work is immaterial in relation to the work for the Committee.
     The Company’s Chief Human Resources Officer (the “CHRO”) works directly with the Committee and the Consultant throughout the compensation deliberation and determination process. Typically, the CHRO and the CEO meet with the Committee to discuss all pay decisions other than those related to the CEO. The Committee delegates to the CEO:
•	decisions regarding base salary levels for positions other than named executive officers, as long as such decisions are within the overall salary budget;

•	the responsibility to develop annual incentive plans for positions below the senior vice president level;

•	the development of recommendations of all equity grants other than those for named executive officers; and

•	the recommendation of all compensation plan changes for the Company’s executive officers other than the CEO.
     The Committee makes all decisions on compensation for the CEO and other named executive officers through consultation in executive session with the Consultant. The CHRO is not involved in any discussions with the Consultant or the Committee regarding his own compensation.
     Comprehensive Plan. To compensate its executive management, the Company provides a number of compensation elements it believes are competitive relative to the benchmark group, as discussed below, and best supports its compensation objectives. The following are the elements of compensation that form the Company’s compensation program, along with a brief description of the Company’s reasons for using such elements:
•	base salary — to recognize sustained, individual long-term performance;

•	annual incentive compensation — to promote the achievement by the Company of annual objectives that the Committee believes will lead to long-term increases in stockholder value;

•	long-term equity incentive — to promote retention of executive talent and to foster long-term planning and execution, which the Committee believes will lead to an increase in stockholder value;

•	benefits — to provide programs that meet employee needs and promote recruitment and retention; and

•	executive severance and change in control agreements — to provide competitive programs to help the Company recruit and retain qualified senior personnel.
     Use of Compensation Benchmarks. Each year, the Consultant develops a recommended group of companies based on the parameters set forth below to use as benchmarks in comparing compensation. After discussion with the Consultant and management, and possible modification of the benchmark group, the Committee approves the final list of companies. This group of companies will comprise the “Market” for executive officers as that term is used throughout this Compensation Discussion and Analysis. The Consultant uses a primary database composed of publicly-traded and privately-held companies. These companies are geographically diverse and situated in the health services industry, and are in a comparable size range to the Company, considering revenue, market capitalization and other appropriate indicators. At all times, the Consultant utilizes as large a number of companies in the database as it deems necessary to mitigate against year to year volatility, as long as such companies fit the parameters set forth above. The list of benchmark companies is modified from time to time as needed to reflect changes in described parameters. During 2010, the benchmark group consisted of the following companies:

Advocat, Inc.	Cross Country Healthcare, Inc.	MedCath Corporation
Allied Healthcare International	Five Star Quality Care, Inc.	National HealthCare Corp.
Alliance Healthcare Services, Inc.	Gentiva Health Services	Odyssey Healthcare, Inc.
Amedisys, Inc.	Hanger Orthopedic Group	Psychiatric Solutions, Inc.

American Dental Partners, Inc.	Healthways Inc.	RehabCare Group, Inc.
AMN Healthcare Services	Hooper Holmes, Inc.	Sun Healthcare Group, Inc.
AmSurg Corp.	LHC Group, Inc.	SXC Health Solutions Corp.
Brookdale Senior Living, Inc.
     While the Committee realizes that there may be other companies suitable for inclusion in the benchmark group, it is comfortable with the size and diversity of the primary database and the competitive benchmarks it provides. The Consultant may also recommend using secondary databases, as appropriate, that may consist of other companies in the healthcare industry, and various functional surveys, as needed, regardless of industry relevance.
     As the Committee compares the Company’s compensation to the Market, the Committee considers data from the primary database as the most relevant. The Consultant, in developing recommendations, also accesses secondary sources as a quality check against the primary databases. If there are substantial discrepancies between the primary database and the secondary sources, those are reviewed and the Consultant may recommend to the Committee what action to take regarding those differences. There were no such discrepancies in 2010.
     Unless otherwise specified herein, each component of an individual’s compensation package is set at levels targeted to be competitive with the Market. Generally, the target is the 50th percentile of the Market. The actual amount that an executive may realize may be higher or lower than the 50th percentile depending on Company and individual performance and certain other factors. Each element of compensation is compared discretely and no exception in one element, either high or low, has any impact on any other element. For example, the lack of an annual incentive payout in one year will not affect base salary increases or long term incentive awards in that or subsequent years.
     It is the objective to have a strong link between individual and Company performance and executive compensation such that if the Company and individual perform at an optimal level, total compensation is higher relative to the Market. Conversely, if either the Company or individual performance is below goals set by the Board, total compensation may be lower relative to the Market.
     Link to Organizational Performance. The Company believes that its executive compensation program has a strong link to organizational performance, both short- and long-term. A close correlation between the rewards to its executives and the strategic and financial success of the Company is expected.
     Base Salary. The target level for an executive’s base salary is within the 50th percentile of the Market, modified to reflect individual long-term performance and experience. Base salary is reviewed annually and possibly adjusted based on changes in competitive pay levels, the executive’s performance as measured against individual, business group, and Company-wide goals, as well as changes in the executive’s role with the Company. Base salary changes for the executive group are typically effective at the beginning of each year. Therefore, on December 8, 2009, after consideration of presentations and recommendations of the CEO (except as it relates to the CEO’s salary) and the Consultant, and such other matters and information as deemed appropriate, the Committee approved resolutions with respect to 2010 base salaries of the Company’s named executive officers concluding that the named executive officers would receive no increases in base salaries at the beginning of 2010. However, on June 7, 2010, after conferring with its Consultant, the Committee approved an increase in fiscal 2010 base salary, effective June 1, 2010, for the Company’s CEO as noted below.

	2009 Base	2010 Base	Increase
Name	Salary ($)	Salary ($)	(%)
Richard Hallworth(1)	500,000	525,000	5.0
Michael W. Taylor	385,000	385,000	—
Jonathan B. Walker	250,000	250,000	—
Carl J. Keldie, M.D.	340,683	340,683	—
T. Scott Hoffman(2)	234,365	234,365	—
J. Scott King(2)	200,000	220,000	10.0

(1)	Mr. Hallworth’s 2010 base salary was increased effective June 1, 2010.

(2)	On June 16, 2010, T. Scott Hoffman resigned his position as Senior Vice President and Chief Administrative Officer of the Company, effective July 16, 2010. As of that date, J. Scott King, the Company’s Senior Vice President and Chief Legal Officer became a named executive officer.

     Annual Incentive Compensation. The targeted cash payout amount (as a percent of base salary) under the Company’s 2010 Incentive Compensation Plan (the “2010 Plan”) was set by job title and description at amounts no higher than the 50th percentile of the Market on an overall basis, as determined by the Consultant when it reviewed Market data.
     The 2010 Plan, as established on March 1, 2010, was designed to award lump-sum cash bonuses to the Company’s executive officers, including the named executive officers, and other eligible employees based on the financial performance of the Company and achievement of certain other key Company and individual goals. The 2010 Plan established the following 2010 targeted payouts for the named executive officers as a percent of base salary (“Bonus Target as a Percent of Base Salary”):

Bonus Target as a
Named Executive Officer Positions	Percent of Base Salary
President and Chief Executive Officer	70%
Executive Vice President and Chief Financial Officer	60%
Chief Legal Officer, Chief Medical Officer and Chief Development Officer	50%
     A copy of the 2010 Plan was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The 2010 Plan was composed of an Adjusted EBITDA Based Bonus (the “EBITDA Bonus”) and Other Key Company Goals Based Bonus (the “Key Goals Bonus”), each of which accounted for one-half of the total Bonus Target as a Percent of Base Salary for all named executive officers except the Chief Medical Officer. As set forth in the 2010 Plan, 100% of the Chief Medical Officer’s Bonus Target as a Percent of Base Salary was composed of a non-financial Key Goals Bonus.
     Under the EBITDA Bonus, the primary financial performance measure was “adjusted EBITDA.” The Company defines adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization, audit committee investigation and related expenses, merger expenses and share-based compensation expense. The Company includes in adjusted EBITDA the results of discontinued operations under the same definition. The adjusted EBITDA target as defined in the 2010 Plan was $23.0 million (the “EBITDA Target”), which represented a 28% increase in the adjusted EBITDA target used in the 2009 Plan.
     Under the EBITDA Bonus, no bonus was paid if adjusted EBITDA is 100% or less of the EBITDA Target. The EBITDA Bonus is funded with 50% of the earnings generated above the EBITDA Target after the other Key Goals Bonuses have been accrued, subject to the maximums set forth in the 2010 Plan. Under the EBITDA Bonus portion of the 2010 Plan, for executive management, including the named executive officers, other than the Chief Medical Officer, the maximum EBITDA Bonus award was 150% of the Bonus Target as a Percent of Base Salary. For 2010, the Company exceeded its 2010 EBITDA Target by an amount that allowed the Company to pay cash EBITDA Based Bonuses at approximately 40% of the EBITDA based bonus target payment amount; therefore EBITDA based incentive cash bonuses were paid to the Company’s named executive officers as follows: Mr. Hallworth, $72,546; Mr. Taylor, $46,523; Mr. Walker, $25,175 and Mr. King, $22,154.
     The Key Goals Bonus used pre-selected financial and non-financial objectives (the “Key Goals”). Key Goals Bonuses were awarded at different levels of achievement, as described fully in the 2010 Plan, up to a maximum award of 50% of the Bonus Target as a Percent of Base Salary. The following were the Key Goals for executive management, including named executive officers, other than the Chief Medical Officer:

		Percent of Target Award Earned in 2010
	Percent of	Richard	Michael W.	Jonathan	J. Scott
Company Key Goals	Target Award	Hallworth	Taylor	B. Walker	King
Corporate net new revenue	30%	20%	20%	20%	20%
Integration of Michigan DOC contract with acceptable clinical, operational and financial performance	10%	10%	10%	10%	10%
Methodically deploy Catalyst® to Pennsylvania DOC intake facilities. Deploy/upgrade Catalyst® to targeted contract sites. Place into production enhanced IT and clinical functionality through the release of Version 3.3.	10%	5%	5%	5%	5%

     The goals selected were considered to be strategically critical to the success of the organization and the Board believes that they were suitably aggressive.
     Based on the percent of target award earned in 2010 as listed in the table above, incentive cash bonuses based on Key Goals were paid to the Company’s named executive officers as follows: Mr. Hallworth, $126,073, Mr. Taylor, $80,850; Mr. Walker, $43,750 and Mr. King, $38,500. These incentive cash bonuses were paid in addition to the cash EBITDA Based Bonuses noted above.
     The Chief Medical Officer did not participate in the EBITDA Bonus portion of the 2010 Plan as described above. As listed above, the Chief Medical Officer’s Bonus Target as a Percent of Base Salary was 50%. The Key Goals Bonus for the Chief Medical Officer accounted for 100% of his Bonus Target as a Percent of Base Salary awarded at different levels of achievement, as described fully in the 2010 Plan, up to a maximum award of 200% of the Bonus Target as a Percent of Base Salary.
     The following were the Key Goals for the Chief Medical Officer:

	Percent of Target	Percent of Target Award
Chief Medical Officer Key Goals	Award	Earned in 2010
Deployment of telemedicine	40%	20%
Integration of Michigan DOC contract with acceptable clinical, operational and financial performance	30%	30%
Methodically deploy Catalyst® to Pennsylvania DOC intake facilities. Deploy/upgrade Catalyst® to targeted contract sites. Place into production enhanced IT and clinical functionality through the release of Version 3.3.	20%	10%
Key individual non-financial objectives	10%	5%
     Based on the percent of target award and level of achievement earned in 2010 as listed in the table above, an incentive cash bonus based on Key Goals was paid to Dr. Carl J. Keldie totaling $110,722.
     Long-term Equity Incentives. The Company’s long-term equity incentive program incorporates the following objectives of:
•	fostering long-term planning and execution;

•	reflecting prevailing competitive practices;

•	promoting management retention by providing (i) a fair, equitable reward program, (ii) motivation to management to work for longer-term payoffs, and (iii) rewards that are forfeitable due to time vesting requirements; and

•	encouraging the long-term increase in stockholder value by rewarding executives as stockholders are rewarded, and resulting in a decrease in management wealth when stockholder value decreases.
     In determining the amount of the equity awards, the Committee reviewed data presented by the Consultant that took into account how much equity was granted by the Market both in terms of value to the individuals and overall for the Company as well as how much the value of the equity awards represented as a percent of the market capitalization of the Company. The awards to individual named executive officers as well as the Company overall were approximately the 50th percentile of the Market.
     The Consultant, after extensive conversations with the Committee, recommended using nonqualified stock options as the primary equity vehicle for 2010 due to the fact that options are still used extensively in the industry and the Company had more equity available to be used for awards during 2010.
     On October 5, 2010, based on the recommendation of the Committee, the Board approved option awards under the Company’s 2009 Equity Plan in the following amounts: Mr. Hallworth, 62,000 options; Mr. Taylor, 36,000 options; Mr. Walker, 14,000 options; Dr. Keldie, 14,000 options and Mr. King, 14,000 shares. The options to purchase shares of common stock of the Company pursuant to the 2009 Equity Plan have a grant date of October 5, 2010 (“Grant Date”), an exercise price equal to the fair market value of the common stock on the Grant

Date as determined in accordance with the 2009 Equity Plan, and vesting one third on each of the first, second and third anniversaries of the Grant Date.
     All equity grants are based on the value at the effective date of the award. The Company has not issued any options at an exercise price below market. Additionally, reload options are not used and the Company has not re-priced options.
     In summary, the Committee believes that the stock awards made in 2010 were consistent with the policy of not exceeding the 50th percentile of the Market as explained above. From time to time, there may be some variation with individual awards from the Market to reflect individual performance and position criticality, or other factors.
     Benefits and Perquisites. The Company’s named executive officers are eligible to participate in the same benefits offered to all other employees, specifically health plans, dental plans, 401(k) program, group-term life insurance, sick leave, long-term disability benefits and annual paid leave. The Company has not provided any executive benefits or perquisites or deferred compensation or special retirement plans.
     Additionally, the Company’s named executive officers are eligible to participate in the Company’s Employee Stock Purchase Plan in the same capacity as all other employees. The Employee Stock Purchase Plan allows eligible employees to elect to purchase shares of common stock through voluntary automatic payroll deductions of up to 10% of the employee’s annual salary, at a discount of 15% of the stock’s value on the date of purchase.
     Executive Severance and Change in Control Agreements. The Company has existing employment agreements with its 2010 named executive officers: Richard Hallworth, Michael W. Taylor, Jonathan B. Walker, Dr. Carl J. Keldie and J. Scott King. A more detailed description of the material terms of these employment agreements is provided under the heading “Post Employment Compensation — Employment Agreements” beginning on page 19. These employment agreements govern the type and amount of compensation that the named executive officer would receive based on various events, including a change in control, a termination of the executive’s employment without cause, or a resignation by the executive for good reason (as defined in the applicable employment agreement), and are designed to be competitive with the severance protections offered by our competitors and are intended to help the Company recruit and retain qualified personnel. The Committee believes that the provisions of all of these employment agreements are within normal competitive practices for other healthcare companies the size of the Company.
     Compensation Decisions for 2011. On February 28, 2011, based on the recommendation of the Committee, the Board approved the Company’s 2011 Incentive Compensation Plan (the “2011 Plan”).
     The 2011 Plan is designed to award lump-sum cash bonuses to the Company’s executive officers, including the named executive officers, and other eligible employees based on the financial performance of the Company and achievement of certain other key company and individual goals.
     The Company’s 2011 Plan establishes the following 2011 targeted payouts as a percent of base salary (“Bonus Target as a Percent of Base Salary”):

Bonus Target as a
Named Executive Officer Positions	Percent of Base Salary
President and Chief Executive Officer	70%
Executive Vice President and Chief Financial Officer	60%
Chief Legal Officer, Chief Risk Officer, Chief Medical Officer and Chief Development Officer	50%
     The 2011 Plan is composed of an Adjusted EBITDA Based Bonus (the “EBITDA Bonus”) and Other Key Company Goals Based Bonus (the “Key Goals Bonus”), each of which account for one-half of the total Bonus Target as a Percent of Base Salary for all named executive officers except the Chief Medical Officer. As set forth in the 2011 Plan, 100% of the Chief Medical Officer’s Bonus Target as a Percent of Base Salary is composed of a non-financial Key Goals Bonus.

     Under the EBITDA Bonus, the financial performance measure is “adjusted EBITDA.” The Company defines adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization, audit committee investigation and related expenses, merger expenses and share-based compensation expense. The Company includes in adjusted EBITDA the results of discontinued operations under the same definition. The adjusted EBITDA target as defined in the 2011 Plan is $26.0 million (the “EBITDA Target”).
     Under the EBITDA Bonus, no bonus is paid if adjusted EBITDA is 100% or less of the EBITDA Target. The EBITDA Bonus is funded with 50% of the earnings generated above the EBITDA Target after the other Key Goals Bonuses have been accrued, subject to the maximums set forth in the 2011 Plan. Under the EBITDA Bonus portion of the 2011 Plan, for executive management, including named executive officers, other than the Chief Medical Officer, the maximum EBITDA Bonus award will be 150% of the Bonus Target as a Percent of Base Salary. Payout is subject to Board confirmation of satisfactory balance sheet management.
     The Key Goals Bonus uses pre-selected financial and non-financial objectives (the “Key Goals”). Key Goals Bonuses are awarded at different levels of achievement, as described fully in the 2011 Plan, up to a maximum award of 50% of the Bonus Target as a Percent of Base Salary. The following are the Key Goals for executive management, including named executive officers, other than the Chief Medical Officer:

Corporate net new revenue	30% of target award
Company specific non-financial objectives	20% of target award
     The Chief Medical Officer does not participate in the EBITDA Bonus portion of the 2011 Plan as described above. As listed above, the Chief Medical Officer’s Bonus Target as a Percent of Base Salary is 50%. The Key Goals Bonus for the Chief Medical Officer accounts for 100% of his Bonus Target as a Percent of Base Salary awarded at different levels of achievement, as described fully in the 2011 Plan, up to a maximum award of 200% of the Bonus Target as a Percent of Base Salary. The following are the Key Goals for the Chief Medical Officer:

Company specific non-financial objectives	90% of target award
Key individual non-financial objectives	10% of target award
     Certain provisions of the 2011 Plan also applly to designated corporate managers, corporate employees, division vice presidents, regional vice presidents, regional directors, and health service administrators.
     Additionally, on December 8, 2010, after consideration of presentations and recommendations of the CEO (except as it relates to the CEO’s salary) and the Consultant, and such other matters and information as deemed appropriate, the Committee recommended and the Board approved resolutions with respect to 2011 base salaries of the Company’s named executive officers. The table below summarizes the 2011 base salaries approved for the Company’s named executive officers, which were effective January 1, 2011:

	2011 Base	Increase
Name	Salary ($)	(%)
Richard Hallworth(1)	571,000	8.8
Michael W. Taylor(1)	420,000	9.1
Jonathan B. Walker	270,000	8.0
Carl J. Keldie, M.D.	361,000	6.0
J. Scott King	235,000	6.8
     Tax and Accounting Implications. Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility on the Company’s tax return of compensation over $1.0 million to the CEO or any of the other four most highly compensated executive officers serving at the end of the year unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary, and has been approved by the Company’s stockholders. The Committee intends to structure performance-base compensation paid under the long-term equity incentive component and awarded in the future to executive officers who may be subject to Section 162(m) in a manner that satisfies the relevant requirements. The Committee, reserves the authority to award non-deductible compensation in the future as it deems appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, no assurance can be given that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact do so.

     Stock and Option Retention Program. The Board strongly believes that independent directors and Company executives should own and retain shares of Company stock to further align their interests with those of the Company’s shareholders. Therefore, the Board adopted independent director and executive stock holding guidelines, effective January 1, 2010.
     The guidelines apply to independent directors, the CEO, the CFO, operating presidents, group vice-presidents and senior vice-presidents. Individuals covered under the guidelines are required to retain ownership of a minimum number of shares of the Company’s common stock equal to a designated percentage times the sum of: (i) the number of shares of restricted stock that vest after January 1, 2010, plus (ii) net shares received upon the exercise of stock options after January 1, 2010 that were granted subsequent to January 1, 2008. Any vesting of restricted stock or exercise of stock options by covered individuals prior to January 1, 2010 is excluded from the calculation of the minimum number of shares required to be owned by an individual. The guidelines will ultimately utilize a rolling three years of vesting of restricted stock and the exercise of options in the calculation of the minimum number of shares required to be owned by an individual.
     The designated percentages referred to above are:
•	30% for independent directors;

•	30% for the CEO;

•	25% for the CFO; and

•	20% for all other covered employees.
     At least once per year each individual covered under the guidelines will be required to submit a statement attesting that the retention requirement has been met. Any time an individual covered under the guidelines plans to dispose of any stock, they will also be required to submit a statement attesting that after such disposal the remaining shares of stock retained by the individual are sufficient to meet these guidelines.
     In the event of a stock split, reverse stock split, stock dividend or other similar change in the Company’s outstanding shares, the stock retention requirement will be adjusted accordingly. If the Board determines that an individual under these guidelines has not met the retention requirements, the Board may consider either eliminating or withholding future equity awards for the individual until the guidelines are met.
     There may be instances in which the retention of the required number of shares under the guidelines required would place a severe hardship on an individual. In such instances, the Board may make a decision to develop alternative stock holding guidelines for the individual that reflects both the intention of these guidelines and the specific circumstances of the hardship.
     The Incentive Stock and Compensation Committee shall be responsible for monitoring the application of the independent director and executive stock holding guidelines.
     Executive Compensation Recoupment (Claw-back) Policy. On August 2, 2010, the Committee approved and immediately adopted a claw-back policy for all executive officers, including named executive officers, of the Company. The policy allows the Board or an appropriate committee of the Board, in its sole discretion, to require that the Company recoup, or “claw-back,” portions of the incentive compensation paid to its executive officers if there is a restatement of the Company’s financial statements filed with the SEC and the amount of incentive compensation that was awarded to the executive officer is higher than the amount of incentive compensation that would have been awarded to the executive officer had the financial results subject to the restatement been properly reported.
     For this purpose, the following actions may be taken by the Board or an appropriate committee of the Board:
•	Require the executive officer to repay some or all of the annual incentive compensation paid;
•	Require the executive officer to repay any gains realized on the exercise of stock operations or on the open market sale of vested restricted shares of common stock; or

•	Cancel some or all of the executive officer’s restricted stock, stock options or deferred stock awards.
     No recoupment of amounts referred to above will be sought for annual incentives earned or equity awards made before adoption of this policy on August 2, 2010 and only restatement of financial statements relating to fiscal years beginning after the adoption of this policy on August 2, 2010, will be subject to this policy. In no cases will recoupment be required for any annual incentives earned or equity awards made prior to the three-year period from the time that the restatement occurs, except in the case of fraud, where the timeframe will be unlimited. The Board or an appropriate committee of the Board shall have discretion to define from time to time which officers are considered executive officers for purposes of this policy.
     The Company has not previously sought a shareholder advisory vote on executive compensation and, therefore the Committe has not considered the results of any such vote in determining executive compensation policies and decisions.
     Report of the Incentive Stock and Compensation Committee
     The Incentive Stock and Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and based on this review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Respectfully submitted by
The Incentive Stock and
Compensation Committee
JOHN W. GILDEA, Chair
BURTON C. EINSPRUCH, MD
WILLIAM M. FENIMORE, JR
     This Report of the Incentive Stock and Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

2010 Summary Compensation Table
     The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2010, 2009 and 2008.

					Non-Equity
Name and Principal Position			Stock	Option	Incentive Plan	All Other
(of ASG unless otherwise		Salary	Awards	Awards	Compensation	Compensation
indicated)	Year	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	Total ($)
Richard Hallworth	2010	531,699	—	312,392	198,619	8,675	1,051,385
President and Chief Executive	2009	496,923	245,603	—	248,308	5,524	996,358
Officer	2008	369,549	144,396	206,511	104,049	855	825,360

Michael W. Taylor	2010	385,000	—	181,389	127,373	4,160	697,922
Executive Vice President and	2009	382,914	111,930	—	160,834	2,863	658,541
Chief Financial Officer	2008	316,825	105,370	103,255	90,884	322	616,656

Jonathan B. Walker (1)	2010	250,000	—	70,540	68,925	1,560	391,025
Senior Vice President and	2009	200,215	105,551	—	73,901	51,194	430,861
Chief Development Officer

Carl J. Keldie, M.D.	2010	340,684	—	70,540	110,722	3,666	525,612
Chief Medical Officer of PHS	2009	351,254	62,740	—	161,825	2,987	578,806
	2008	328,905	63,417	—	94,305	1,444	488,071

J. Scott King	2010	223,037	—	70,540	60,654	1,968	356,199
Senior Vice President and	2009	198,923	62,740	—	70,945	1,350	333,958
Chief Legal Officer	2008	161,798	68,908	—	46,574	135	277,415

(1)	Effective March 9, 2009, the Board appointed Jonathan B. Walker as Senior Vice President and Chief Development Officer of the Company.

(2)	The amount received in salary for Mr. Hallworth and Mr. King in 2010 includes $17,509 and $3,517, respectively, in connection with a voluntary buyback of unused vacation, on a discounted basis, pursuant to a Company-wide program. The amount received in salary for Dr. Keldie in 2009 includes $10,925 in connection with a voluntary buyback of unused vacation, on a discounted basis, pursuant to a Company-wide program.

(3)	Amounts in this column represent the aggregate grant date fair value as computed on the date of grant for financial reporting purposes in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) related to share-based payments. Refer to Note 16, “Share-Based Compensation,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) filed on March 3, 2011 for the relevant assumptions used to determine the valuation of the stock award.

(4)	Amounts in this column represent the aggregate grant date fair value as computed on the date of grant for financial reporting purposes in accordance with U.S. GAAP related to share-based payments. Refer to Note 16, “Share-Based Compensation,” in the Notes to Consolidated Financial Statements included in the Form 10-K for the relevant assumptions used to determine the valuation of the option awards.

(5)	Amounts in this column for 2008 represent the dollar amount earned by the executive related to the Company’s 2008 Incentive Compensation Plan. Amounts in this column for 2009 represent the dollar amount earned by the executive related to the Company’s 2009 Incentive Compensation Plan. Amounts in this column for 2010 represent the dollar amount earned by the executive related to the Company’s 2010 Incentive Compensation Plan. Amounts earned were paid the following year.

(6)	“All Other Compensation” for 2010 and 2009 consists of amounts paid by us for term life insurance coverage for the named executive officer and dividends paid in 2010 and 2009 on any restricted shares of the Company’s common stock owned by the named executive officer on the record date of the respective quarterly dividend, except for Mr. Walker who also received a $50,000 signing bonus in 2009. “All Other Compensation” for 2008 consists solely of amounts paid by us for term life insurance coverage for the named executive officer.

2010 Grants of Plan-Based Awards Table

						All Other
					All Other	Options
					Stock	Awards:
					Awards:	Number of	Exercise or
					Number of	Securities	Base Price	Grant Date
		Estimated Possible Payouts			Shares of	Underlying	of Option	Fair Value of
		Under Non-Equity Incentive Plan Awards (1)			Stock or	Options	Awards	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)	(#)(2)	($/Sh)	Awards ($)(3)
Richard Hallworth	10/05/2010	—	—	—	—	62,000	15.33	312,392
	N/A	—	360,208	720,417	—	—	—	—

Michael W. Taylor	10/05/2010	—	—	—	—	36,000	15.33	181,389
	N/A	—	231,000	462,000	—	—	—	—

Jonathan B. Walker	10/05/2010	—	—	—	—	14,000	15.33	70,540
	N/A	—	125,000	208,904	—	—	—	—

Carl J. Keldie, M.D.	10/05/2010	—	—	—	—	14,000	15.33	70,540
	N/A	—	170,342	340,684	—	—	—	—

T. Scott King	10/05/2010	—	—	—	—	14,000	15.33	70,540
	N/A	—	110,000	234,365	—	—	—	—

(1)	Represents possible payouts at target (70% of base salary for the Chief Executive Officer, 60% of base salary for the Chief Financial Officer and 50% of base salary for all other named executive officers) and maximum (140% of base salary for the Chief Executive Officer, 120% of base salary for the Chief Financial Officer and 100% of base salary for all other named executive officers) under the Company’s 2010 Plan. For a further description of the 2010 Plan, see the section titled, “Compensation Discussion and Analysis — Annual Incentive Compensation.”

(2)	Represents options to purchase shares of the Company’s common stock pursuant to the 2009 Equity Incentive Plan with an exercise price equal to the fair market value of the common stock on the grant date. These options vest one third on each of the first, second and third anniversaries of the grant date.

(3)	Represents the grant date fair value calculated in accordance with U.S. GAAP. There can be no assurance that the stock options will vest; or that the value of the stock options actually realized by the named executive officer will be equal to the grant date fair value calculated in accordance with U.S. GAAP.

2010 Outstanding Equity Awards at Fiscal Year-End Table
     The following table sets forth certain information with respect to the outstanding stock options or restricted shares awarded to our named executive officers that are unvested, or otherwise forfeitable, and outstanding as of December 31, 2010. Each option included in the following table has an exercise price per share equal to the fair market value per share of our common stock on the date of grant.

	Option Awards					Stock Awards
									Market
	Number of	Number of					Number of		Value of
	Securities	Securities					Shares or		Shares or
	Underlying	Underlying					Units of		Units of
	Unexercised	Unexercised		Option		Stock	Stock		Stock That
	Options	Options		Exercise	Option	Award	That Have		Have Not
	Exercisable	Unexercisable		Price	Expiration	Grant	Not		Vested
Name	(#)(1)	(#)(1)		($)(1)	Date	Date	Vested (#)		($)(2)
Richard Hallworth	30,000	—		13.40	03/28/2016	—	—		—
	15,000	—		14.55	06/16/2016	—	—		—
	33,333	16,667	(3)	10.01	09/19/2018	—	—		—
	—	62,000	(4)	15.33	10/05/2020	—	—		—
	—	—		—	—	08/01/2008	4,933	(5)	74,686
	—	—		—	—	08/05/2009	5,100	(6)	77,214
Michael W. Taylor	45,000	—		23.31	06/16/2014	—	—		—
	20,000	—		19.49	06/15/2015	—	—		—
	20,000	—		14.55	06/16/2016	—	—		—
	16,667	8,333	(3)	10.01	09/19/2018	—	—		—
	—	36,000	(4)	15.33	10/05/2020	—	—		—
	—	—		—	—	08/01/2008	3,600	(5)	54,504
	—	—		—	—	08/05/2009	1,400	(6)	21,196
Jonathan B. Walker	—	14,000	(4)	15.33	10/05/2020	—	—		—
	—	—		—	—	08/05/2009	1,000	(6)	15,140
Carl J. Keldie, M.D.	14,999	—		11.16	06/24/2013	—	—		—
	15,000	—		23.31	06/16/2014	—	—		—
	12,750	—		19.49	06/15/2015	—	—		—
	5,000	—		14.55	06/16/2016	—	—		—
	—	14,000	(4)	15.33	10/05/2020	—	—		—
	—	—		—	—	08/01/2008	2,167	(5)	32,808
	—	—		—	—	08/05/2009	1,000	(6)	15,140
J. Scott King	5,000	—		25.77	02/23/2015	—	—		—
	2,000	—		19.49	06/15/2015	—	—		—
	4,000	—		14.55	06/16/2016	—	—		—
	—	14,000	(4)	15.33	10/05/2020	—	—		—
	—	—		—	—	08/01/2008	2,000	(5)	30,280
	—	—		—	—	08/05/2009	1,000	(6)	15,140

(1)	The option shares and exercise price have been adjusted, as necessary, to reflect the Company’s stock split authorized on September 24, 2004.

(2)	Market value was calculated by multiplying the number of restricted shares in the previous column that are forfeitable as of December 31, 2010 times the closing market price of $15.14 per share as reported on Nasdaq on December 31, 2010.

(3)	Options vest on 9/15/2011.

(4)	Options vest one third on each of the first, second and third anniversaries of the grant date.

(5)	Restricted share grants become nonforfeitable in equal annual installments over three years beginning on the first anniversary of the date the shares were issued.

(6)	Restricted share grants become nonforfeitable on the earlier of the third anniversary of the date such shares were granted or on the date upon which the Company’s stock has achieved an average closing stock price equal to or greater than $23.00 per share for ninety (90) consecutive days to the extent such shares are not already nonforfeitable.

     2010 Option Exercises and Stock Vested Table
     The following table sets forth certain information with respect to the vesting of stock awards and exercise of option awards during the year ended December 31, 2010 for each of our named executive officers.

	Stock Awards		Option Awards
	Number of	Value	Number of	Value
	Shares	Realized on	Shares	Realized on
	Acquired on	Vesting	Acquired on	Exercise
Name	Vesting (#)	($)(1)	Exercise (#)	($)(2)
Richard Hallworth	32,873	579,737	—	—
Michael W. Taylor	19,640	346,212	—	—
Jonathan B. Walker	9,000	159,930	—	—
Carl J. Keldie, M.D.	11,707	206,154	29,537	24,147
J. Scott King	8,700	153,679	—	—

(1)	The value realized was computed by multiplying the number of shares of stock acquired on vesting by the market price of the underlying security at the vesting date, as quoted on Nasdaq.

(2)	The value realized was computed by determining the difference between the market price of the underlying security at exercise, as quoted on Nasdaq, and the exercise price of the option.
     Post Employment Compensation
     Pension Benefits. We do not provide pension arrangements or post-retirement health coverage for our named executive officers or employees. The Company has a 401(k) Retirement Savings Plan (the “401(k) Plan”) covering substantially all employees who have completed 60 days of service. The 401(k) Plan permits eligible employees to defer and contribute to the 401(k) Plan a portion of their compensation. Our named executive officers are eligible to participate in the 401(k) Plan. The Company may, at the Board’s discretion, match employee contributions to the 401(k) Plan ranging from 1% to 3% of eligible compensation, depending on the employee’s years of participation. The Company made no matching contributions in 2010.
     Nonqualified Deferred Compensation. We do not provide any nonqualified defined contribution or other deferred compensation plans.
     Employment Agreements. We have existing employment agreements with all of our named executive officers, Richard Hallworth, Michael W. Taylor, Jonathan B. Walker, Carl J. Keldie, MD and J. Scott King. Summaries of the employment agreements are included below.
     Richard Hallworth. On September 15, 2008, we entered into an amended and restated employment agreement with Richard Hallworth to serve as President and Chief Executive Officer of the Company, effective January 1, 2009, and to appoint Mr. Hallworth as a member of the Board, effective September 15, 2008. Mr. Hallworth’s employment agreement established a minimum annual salary of $400,000 as of September 15, 2008 and a minimum annual salary of $500,000 as of January 1, 2009. Additional compensation may be determined by the Incentive Stock and Compensation Committee from time to time. Mr. Hallworth’s employment agreement provides for perpetual employment until terminated by either party upon thirty days notice. Upon a termination without cause by the Company, a termination for good reason by Mr. Hallworth or a change in control, all unexercised stock options, restricted stock or similar awards issued by us to Mr. Hallworth shall accelerate and immediately vest. Also, in the event of termination as a result of death or disability, termination without cause by the Company, termination by Mr. Hallworth for good reason, termination by Mr. Hallworth within one year following a change in control but not later than the tenth day of the third month following the year in which the change in control occurs, or termination by the Company for any reason within one year following a change in control, Mr. Hallworth, or his estate, is entitled to a lump-sum payment equal to two times Mr. Hallworth’s annual base salary as of the termination date plus an amount equal to a lump-sum severance payment in an amount equal to 200% of the greater of (a) the incentive compensation that Mr. Hallworth could have earned under the Company’s annual incentive compensation plan based on projections of the Company’s then current financial results throughout the remainder of the fiscal year, or (b) 50% of Mr. Hallworth’s annual base salary as of the termination date. Mr. Hallworth is subject to a non-competition agreement following termination and certain confidentiality provisions.

     Michael W. Taylor. On September 15, 2008, we entered into an amended and restated employment agreement with Michael W. Taylor pursuant to which he continued his employment as Executive Vice President and Chief Financial Officer and was appointed as a member of the Board. Mr. Taylor’s amended and restated employment agreement establishes a minimum annual salary of $385,000, effective January 1, 2009. Additionally, in the event that Mr. Taylor did not terminate his employment prior to the close of business on December 31, 2009, he was to be eligible for a stay bonus in an amount equal to the greater of (i) $150,000 or (ii) the amount Mr. Taylor would have earned under the Company’s 2009 Incentive Compensation Plan. Additional compensation may be determined by the Incentive Stock and Compensation Committee from time to time. Mr. Taylor’s employment agreement provides for perpetual employment until terminated by either party upon thirty days notice. Upon a termination without cause by the Company, a termination for good reason by Mr. Taylor or a change in control, all unexercised stock options, restricted stock or similar awards issued by us to Mr. Taylor shall accelerate and immediately vest. Also, in the event of termination as a result of death or disability, termination without cause by the Company, termination by Mr. Taylor for good reason, termination by Mr. Taylor within one year following a change in control but not later than the tenth day of the third month following the year in which the change in control occurs, or termination by the Company for any reason within one year following a change in control, Mr. Taylor, or his estate, is entitled to a lump-sum payment equal to two times Mr. Taylor’s annual base salary plus an amount equal to a lump-sum severance payment in an amount equal to 200% of the greater of (a) the incentive compensation that Mr. Taylor could have earned under the Company’s annual incentive compensation plan based on projections of the Company’s then current financial results throughout the remainder of the fiscal year, or (b) 50% of Mr. Taylor’s annual base salary. Mr. Taylor is subject to a non-competition agreement following termination and certain confidentiality provisions.
     Jonathan B. Walker. On January 26, 2009, we entered into an employment agreement with Jonathan B. Walker pursuant to which, effective March 9, 2009, he was appointed Senior Vice President and Chief Development Officer. Mr. Walker’s employment agreement establishes a minimum annual salary of $250,000. Additional compensation may be determined by the Incentive Stock and Compensation Committee from time to time. Mr. Walker’s employment agreement provides for perpetual employment, but may be terminated by the Company without cause upon thirty days advance written notice. Upon termination of Mr. Walker’s employment by the Company without cause or if there is a change in control, all unexercised stock options, restricted stock or similar awards issued to Mr. Walker will accelerate and immediately vest. Upon termination of Mr. Walker’s employment for any reason or no reason, he will be entitled to payment of his full base salary through the termination date and any bonuses, incentive compensation or other payments due which have been earned or vested prior to the termination date. Further, if his employment is terminated by the Company without cause, due to death or disability, or if he is not offered continuation of his employment following a change in control, Mr. Walker will be entitled to a continuation of his monthly base salary for one year following the termination date. Mr. Walker is subject to a non-competition agreement following termination and certain confidentiality provisions.
     Carl J. Keldie, MD. On October 11, 2010, we entered into an employment agreement with the Company’s Chief Medical Officer, Carl J. Keldie, MD. The employment agreement provides for Dr. Keldie to receive a base salary not less than $340,683, plus additional compensation as the Chief Executive Officer and/or the Incentive stock and Compensation Committee shall from time to time determine. Dr. Keldie’s employment agreement provides for perpetual employment, but may be terminated by the Company without cause upon thirty days advance written notice. Upon termination of Dr. Keldie’s employment by the Company without cause or if there is a change in control, all unexercised stock options, restricted stock or similar awards issued to Dr. Keldie will accelerate and immediately vest. Upon termination of Dr. Keldie’s employment for any reason or no reason, he will be entitled to payment of his full base salary through the termination date and any bonuses, incentive compensation or other payments due which have been earned or vested prior to the termination date. Further, if his employment is terminated by the Company without cause, due to death or disability, or if he is not offered continuation of his employment following a change in control, Dr. Keldie will be entitled to a continuation of his bi-weekly base salary for one year following the termination date. Dr. Keldie is subject to a non-competition agreement following termination and certain confidentiality provisions.
     J. Scott King. On April 13, 2008, we entered into an employment agreement with J. Scott King, the Company’s Senior Vice President and Chief Legal Officer. Mr. King’s employment agreement establishes a minimum annual salary of $165,000. Additional compensation may be determined by the Incentive Stock and Compensation Committee from time to time. Mr. King’s employment agreement provides for perpetual employment, but may be terminated by the Company without cause upon thirty days advance written notice. Upon termination of Mr. King’s employment by the Company without cause or if there is a change in control, all unexercised stock options, restricted stock or similar awards issued to Mr. King will accelerate and immediately vest. Upon termination of Mr. King’s employment for any reason or no reason, he will be entitled to payment of his full base salary through the termination date and any bonuses, incentive compensation or other payments due which have been earned or vested prior to the termination date. Further, if his employment is terminated by the Company without cause, due to death or disability, or if he is not offered continuation of his employment following a change in control, Mr. King will be entitled to a continuation of his bi-weekly base salary for one year following the termination date. Mr. King is subject to a non-competition agreement following termination and certain confidentiality provisions.
     Potential Payments Upon Termination or Change-in-Control
     For Messrs. Hallworth, Taylor, Walker, King and Dr. Keldie, the following summaries generally describe potential payments payable to such named executive officers upon voluntary termination without good reason, termination with cause, termination without cause, termination following a change of control and in the event of disability or death under their current employment agreements.
     Voluntary Termination without Good Reason and Termination for Cause. In the event of voluntary termination with respect to Mr. Walker, Mr. King and Dr. Keldie and voluntary termination without Good Reason with respect to Messrs. Hallworth and Taylor or termination for cause of a named executive officer, such executive officer is entitled to receive amounts earned during his term of employment. Such amounts include:
•	base salary earned through the termination date;

•	non-equity incentive compensation earned through the termination date;

•	vested stock options as of the termination date; and

•	accrued but unpaid leave such as holidays and vacation under the Company’s paid leave plan as of the termination date.
     Cause, as defined in the named executive officer employment agreements, includes, among other things: (i) violation of the material terms of the employment agreement; (ii) intentional commission of an act, or failure to act, in a manner which constitutes dishonesty or fraud or which has a direct material adverse effect on the Company or its business; or (iii) the employee’s conviction of or a plea of guilty to any felony or crime involving moral turpitude.
     Good Reason, as defined in Mr. Hallworth’s amended and restated employment agreement, includes, among other things: (i) a material diminution in employee’s base compensation; (ii) a material diminution in employee’s status, title, positions, reporting relationships, authority, duties, or responsibilities with respect to the Company including without limitation the failure to appoint employee to the Board or the failure by the Company’s Corporate Governance and Nominating Committee of the Board to renominate employee for election to the Board; or (iii) a material change in the geographic location at which the employee must perform the services.
     Good Reason, as defined in Mr. Taylor’s amended and restated employment agreement, includes, among other things: (i) a material diminution in employee’s base compensation; (ii) a material diminution in employee’s authority, duties, or responsibilities, including without limitation the failure to appoint employee to the Board or the failure by the Company’s Corporate Governance and Nominating Committee of the Board to renominate employee for election to the Board; (iii) a material diminution in the authority, duties, or responsibilities of the supervisor to whom the employee is required to report; or (iv) a material change in the geographic location at which the employee must perform the services.
     Payments Made Upon Death or Disability. For those named executive officers where employment agreements so provide, in the event of the death or long-term disability of a named executive officer, in addition to the benefits listed under the headings “Voluntary Termination without Good Reason and Termination for Cause” above, the named executive officer will receive benefits under the Company’s long-term disability plan or payments under the Company’s life insurance plan, as appropriate. In accordance with the provisions of each respective employee stock grant certificate for restricted stock grants, in the event of death or disability, all restricted stock shares become fully nonforfeitable. Additionally, Messrs. Hallworth and Taylor are entitled to two-year’s base salary as of the termination date to be paid out within five days of the termination date and 200% of the greater of (a) the incentive compensation that he could have earned under the Company’s annual incentive plan, or (b) 50% of his base salary of the termination date to be paid out within five days of the termination date. Mr. Walker, Mr. King and Dr. Keldie are entitled to continue to receive their base salary for one year following such termination date. In addition, Messrs. Hallworth and Taylor are entitled to receive the benefit for 18 months immediately following their termination of all medical insurance under plans and programs in which he and/or his dependents participated.
     Termination without Cause or Termination following a Change in Control. As discussed above, the Company entered into amended and restated employment agreements with Messrs. Hallworth and Taylor in September 2008 and initial employment agreements with Mr. Walker in January 2009, with Mr. King in April 2008 and with Dr. Keldie in October 2010. Pursuant to these agreements, if the executive’s employment is terminated for any reason with respect to Messrs. Hallworth and Taylor, or, with respect to Messrs. Walker and King and Dr. Keldie, if the executive is not offered continuation of employment following a change of control (as defined in the applicable employment agreements) or if the named executive officer’s employment is terminated without cause, in addition to the benefits listed under the heading “Voluntary Termination without Good Reason and Termination for Cause,” all unexercised stock options, restricted stock or similar awards issued by us to the named executive officer shall accelerate and immediately vest in addition to any such options, stock or awards that vest by their terms or otherwise on change of control. Additionally, Messrs. Hallworth and Taylor are entitled to two-year’s base salary as of the termination date to be paid out within five days of the termination date and 200% of the greater of (a) the incentive compensation that he could have earned under the Company’s annual incentive plan based on projections of the Company’s then current financial results throughout the remainder of the fiscal year, or (b) 50% of his annual base salary as of the termination date to be paid out within five days of the termination date. Mr. Walker, Mr. King and Dr. Keldie are entitled to continue to receive their base salary for one year following such termination date. In addition, Messrs. Hallworth and Taylor are entitled to receive the benefit for 18 months immediately following their termination or until he is eligible to receive coverage under another employer’s health plan of all medical insurance under plans and programs in which he and/or his dependents participated. Messrs. Hallworth and Taylor have provisions that state that they are entitled to all of the same benefits as listed above if they terminate their employment within one year following a change in control but not later than the tenth day of the third month following the year in which the change in control occurs.
     Termination with Good Reason. As discussed above, the Company has entered into amended and restated employment agreements with Messrs. Hallworth and Taylor. Pursuant to these agreements, if the executive terminates his employment with Good Reason (as defined in the applicable employment agreements), the executive will receive all of the same benefits as listed above under the headings, “Voluntary Termination without Good Reason and Termination for Cause,” “Payments Made Upon Death or Disability,” and “Termination without Cause or Termination following a Change in Control.”

     The following tables set forth potential payments payable to our named executive officers in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2010, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

	Upon Death or Disability
							Accelerated
							Vesting of Stock
				Severance		Continuation of	Options and
	Severance Payment		Sick Payment	Payment -		Insurance Benefits	Restricted Sock
Name	- Base Salary ($)		($)	Bonus ($)		($)(4)	($) (5)
Richard Hallworth	1,050,000	(1)	—	525,000	(3)	16,432	237,405	(7)

Michael W. Taylor	770,000	(1)	—	385,000	(3)	10,368	118,450	(7)

Jonathan B. Walker	250,000	(2)	—	—		—	15,140	(7)

Carl J. Keldie, M.D.	340,684	(2)	—	—		—	47,943	(7)

J. Scott King.	220,000	(2)	—	—		—	45,420	(7)

	Upon Termination without Cause or Termination following a Change in Control (6)
							Accelerated
							Vesting of Stock
				Severance		Continuation of	Options and
	Severance Payment		Sick Payment	Payment - Bonus		Insurance Benefits	Restricted Stock
Name	- Base Salary ($)		($)	($)		($)(4)	($)(5)
Richard Hallworth	1,050,000	(1)	—	525,000	(3)	16,432	237,405

Michael W. Taylor	770,000	(1)	—	385,000	(3)	10,368	118,450

Jonathan B. Walker	250,000	(2)	—	—		—	15,140	(7)

Carl J. Keldie, M.D.	340,683	(2)	—	—		—	47,943	(7)

J. Scott King	220,000	(2)	—	—		—	45,420	(7)

(1)	Amount to be paid out in a lump sum as of the termination date.

(2)	Base salary is to be continued for one year following the termination date.

(3)	Amount is calculated at 100% of Messrs. Hallworth and Taylor’s base salary, respectively, as of December 31, 2010 to be paid out in a lump sum.

(4)	Consists of group health insurance coverage as applicable. The value is based upon the type of insurance coverage we carried for each named executive officer as of December 31, 2010 and is valued at the premiums in effect on December 31, 2010.

(5)	Accelerated vesting of stock option amounts are calculated as the difference between the fair market value of the common stock (based on the closing market price of $15.14 per share as reported on Nasdaq on December 31, 2010), and the respective exercise prices of in-the-money unvested stock options. Accelerated vesting of restricted stock amounts are calculated based on the amount of nonvested restricted shares at December 31, 2010 and the closing market price of $15.14 per share as reported on Nasdaq on December 31, 2010.

(6)	Messrs. Hallworth and Taylor have additional provisions in their amended and restated employment agreements that gives them the ability to terminate their employment with good reason (as defined in the amended and restated employment agreements) or within one year following a change in control but not later than the tenth day of the third month following the year in which the change in control occurs and receive the same benefits as listed in this table.

(7)	Accelerated vesting of restricted stock amounts is included due to the provisions in each respective employee stock grant certificate not the individual employment agreements.

     2010 Directors Compensation Table
     The following table sets forth a summary of the compensation the Company paid to its non-employee directors in 2010.

					Change in
					Pension Value
					and
	Fees			Non-Equity	Nonqualified
	Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)(1)	($)	($)	Earnings ($)	($) (2)	Total ($)
Burton C. Einspruch, M.D.	63,000	41,184	—	—	—	976	105,160

William M. Fenimore, Jr.	84,000	41,184	—	—	—	1,620	126,804

John W. Gildea	74,000	41,184	—	—	—	3,000	118,184

John C. McCauley	72,000	41,184	—	—	—	2,040	115,224

Richard D. Wright	144,000	41,184	—	—	—	2,040	187,224

(1)	Amounts in this column represent the aggregate grant date fair value as computed on the date of grant for financial reporting purposes in accordance with U.S. GAAP related to share-based payments. Refer to Note 16, “Share-Based Compensation,” in the Notes to Consolidated Financial Statements included in the Form 10-K for the relevant assumptions used to determine the valuation of the stock award.

(1)	“All Other Compensation” consists of dividends paid in 2010 on any restricted shares of the Company’s common stock owned by the director on the record date of the respective quarterly dividend.
     Base Compensation. During 2010, the Company paid each non-employee director, except for the Non-Executive Chairman of the Board, an annual retainer of $30,000 for serving on the Board and an additional cash fee of $1,500 per Board meeting. The Non-Executive Chairman of the Board was paid a monthly fee of $12,000 for his service to the Company. In addition, each director was reimbursed for out-of-pocket expenses incurred in attending Board of Directors’ meetings and committee meetings. Directors who are also company employees receive no additional compensation for attending Board or committee meetings.
     Audit Committee members were compensated an additional cash fee of $2,500 per Audit Committee meeting attended. The Audit Committee Chair was also paid an annual retainer of $15,000 for serving in this capacity.
     Members of the Incentive Stock and Compensation Committee, Corporate Governance and Nominating Committee and the Ethics and Quality Assurance Committee were compensated an additional cash fee of $1,000 per committee meeting attended. The chairman of each committee was also paid an annual retainer of $5,000 for serving in such capacity.
     Restricted Stock. The Board compensation program provides that each new non-employee Director (as defined by the Amended and Restated 1999 Incentive Stock Plan or the 2009 Equity Incentive Plan as applicable) upon election to the Board receive 10,000 restricted shares of stock. Under the terms of the restricted shares, each new non-employee Director shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the Director’s right to such shares is forfeited. These shares become nonforfeitable in equal annual installments over four years beginning on the first anniversary of the date the shares are issued.
     On December 8, 2010, each non-employee director received 3,000 shares of restricted stock under the 2009 Equity Incentive Plan. Under the terms of the restricted shares, each non-employee director shall have the right, among other rights, to receive cash dividends on all of these shares and to vote such shares unless the Director’s right to such shares is forfeited. These shares become nonforfeitable in equal annual installments over three years beginning on the first anniversary of the date the shares are issued.

     The aggregate number of potentially forfeitable stock awards that have been granted to each of our non-employee directors as of December 31, 2010: Dr. Einspruch: 6,000; Mr. Fenimore: 6,000; Mr. Gildea: 6,000; Mr. McCauley: 6,000; and Mr. Wright: 8,000.
     Compensation Decisions for 2011. On November 3, 2010, the Incentive Stock and Compensation Committee elected to approve a new compensation package for non-management directors effective January 1, 2011. Effective January 1, 2011, the Non-Executive Chairman of the Board will be paid a monthly fee of $13,000 and the non-employee annual retainers will be $40,000. The Incentive Stock and Compensation Committee chair will be paid an additional $10,000 and the Ethics and Quality Assurance Committee chair and the Corporate Governance and Nominating Committee chair will each be paid and additional $7,500. The remaining Board of Director fees listed herein have not been changed for 2011.
     Incentive Stock and Compensation Committee Interlocks and Insider Participation
     The following directors served as members of the Incentive Stock and Compensation Committee during the 2010 fiscal year: Dr. Einspruch, Mr. Fenimore and Mr. Gildea, none of whom was an officer or employee of the Company during such fiscal year or was formerly an officer of the Company or had any relationship requiring disclosure under Item 13 below. No Compensation Committee interlocks or insider participation on compensation decisions exist. Each of the individuals listed above are independent in accordance with the Company’s Corporate Governance Standards and the Incentive Stock and Compensation Committee Charter.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Security Ownership of Directors and Officers
     Set forth below is information with respect to beneficial ownership of the Company’s common stock, par value $.01 per share, as of April 26, 2011 by each director, the Company’s named executive officers and executive officers and all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and dispositive power with respect to the shares indicated as beneficially owned by such person.

	Number of	Shares		Percent of
	Shares	Acquirable	Total	Common Stock
	Beneficially	Within	Beneficial	Beneficially
Name	Owned	60 Days(1)	Ownership	Owned(2)
Directors and Executive Officers:
Burton C. Einspruch, M.D.	24,250	13,500	37,750	*
William M. Fenimore, Jr.	22,000	—	22,000	*
John W. Gildea	20,000	—	20,000	*
John C. McCauley	19,500	—	19,500	*
Richard D. Wright	64,928	9,000	73,928	*
Michael W. Taylor	35,846	101,667	137,513	1.5%
Richard Hallworth	40,485	78,333	118,818	1.3%
Carl J. Keldie, M.D.	32,703	47,749	80,452	*
J. Scott King	11,848	11,000	22,848	*
Jonathan B. Walker	7,620	—	7,620	*
All directors and executive officers as a group (10 persons)	279,180	261,249	540,429	5.7%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Reflects the number of shares that could be purchased upon exercise of stock options at April 26, 2011, or within 60 days thereafter.

(2)	Based on 9,297,566 shares of common stock outstanding on April 26, 2011 plus shares acquirable within 60 days.

     Principal Stockholders
     The following table sets forth certain information with respect to the beneficial ownership of our common stock, par value $.01 per share, as of April 26, 2011, by each stockholder who was known by us to beneficially own more than 5% of our common stock as of such date, based on information known to us and filed with the SEC. Except as otherwise indicated, each stockholder has sole voting and dispositive power with respect to the shares indicated as beneficially owned by such stockholder.

	Shares
	Beneficially		Percentage
Name and Address	Owned		of Class(1)
Bruce & Co., Inc. 20 North Wacker Dr., Suite 2414 Chicago, IL 60606	665,617	(2)	7.16

Blackrock, Inc. 40 East 52nd Street New York, NY 10022	621,332	(3)	6.68

A group comprised of Paul Glazer and Glazer Capital, LLC 623 Fifth Avenue, Suite 2502 New York, NY 10022	469,147	(4)	5.05

(1)	Based on 9,297,566 shares of common stock outstanding on April 26, 2011.

(2)	Based solely on information provided in a Schedule 13G filed with the SEC on February 10, 2009. According to such Schedule 13G, as of December 31, 2008, Bruce & Co., Inc. may be deemed to beneficially own with sole voting and dispositive power the 665,617 shares of common stock listed above.

(3)	Based solely on information provided in a Schedule 13G filed with the SEC on February 3, 2011. According to such Schedule 13G, as of December 31, 2010, Blackrock, Inc. may be deemed to beneficially own with sole voting and dispositive power the 621,332 shares of common stock listed above.

(4)	Based solely on information provided in a Schedule 13G filed with the SEC on March 21, 2011. According to such Schedule 13G, as of March 9, 2011, the 469,147 shares of common stock listed above may be deemed to be beneficially owned, with shared voting and dispositive power, by (i) Paul Glazer, in his capacity as managing member of Glazer Capital, LLC and (ii) Glazer Capital, LLC. According to such schedule, Glazer Capital, LLC serves as the investment manager of Glazer Capital Management L.P., Glazer Qualified Partners, L.P., Glazer Enhanced Fund, L.P., Glazer Offshore Fund, Ltd. And Glazer Enhanced Offshore Fund, Ltd. In addition, according to such schedule, Glazer Capital, LLC manages separate accounts for three unrelated entities on a discretionary basis that own shares of common stock. According to such Schedule 13G, although Mr. Glazer does not directly own any shares of common stock, Mr. Glazer is deemed to beneficially own the 469,147 shares of common stock held by Glazer Capital Management L.P., Glazer Qualified Partners, L.P., Glazer Enhanced Fund, L.P., Glazer Offshore Fund, Ltd., Glazer Enhanced Offshore Fund, Ltd. And the three unrelated entities.
     Changes in Control
     The Merger, upon closing, will result in a change in control of the Company.

     Equity Compensation Plan Information
     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans as of December 31, 2010, including the Amended and Restated Incentive Stock Plan, the Amended and Restated 1999 Incentive Stock Plan, the 2009 Equity Incentive Plan and the Employee Stock Purchase Plan.

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted-Average Exercise	Remaining Available for
	Exercise of	Price of Outstanding	Future Issuance Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans
Equity compensation plans approved by security holders (1)	897,172	$17.12	239,000

(1)	Includes the Amended and Restated Incentive Stock Plan and the Amended and Restated 1999 Incentive Stock Plan which have expired.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Certain Related Person Transactions
     Since the beginning of the last fiscal year, the Company is not aware of any related person transactions between it and any of its directors, executive officers, 5% stockholders or their family members which require disclosure pursuant to Item 404 of Regulation S-K under the Exchange Act, except as previously discussed in Part III — Item 10. “Directors, Executive Officers and Corporate Governance — Directors” as it relates to John C. McCauley. As previously announced on March 3, 2011, John C. McCauley filled the newly created position of Chief Risk Officer of the Company and stepped down from the Company’s Board effective March 1, 2011.
     Pursuant to the Audit Committee charter, the Audit Committee is responsible for reviewing and approving and/or ratifying related party transactions, including any transactions that the Company is required to report in its proxy statements under Item 404 of Regulation S-K.
     At least annually, each director and executive officer completes a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which the Company is involved and in which the executive officer, a director or a related person has a direct or indirect material interest. The Company also conducts a review, at least annually, of its financial systems to determine whether a director, or a company employing a director, engaged in transactions with it during the fiscal year.
     Director Independence
     The Board has reviewed and analyzed the independence of each director under the requirements of all applicable laws, rules, regulations and standards, including but not limited to the Standards, SEC rules and regulations and the Nasdaq listing standards. The purpose of the review was to determine whether any particular relationships or transactions involving directors, their affiliates or immediate family members were inconsistent with a determination that the director is independent for purposes of serving on the Board and its committees. As a result of this review, during 2010 the Board affirmatively determined that the following directors were independent in accordance with the Standards: Burton C. Einspruch, M.D., William M. Fenimore, Jr., John W. Gildea, John C. McCauley and Richard D. Wright. The Board has further determined that all members of the Incentive Stock and Compensation Committee, Corporate Governance and Nominating Committee, and Audit Committee were independent during 2010.
Item 14. Principal Accountant Fees and Services
     The Audit Committee conducted a competitive process to select a firm to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The Audit Committee invited several firms to participate in this process, including Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008.

     As a result of this process and following careful deliberation, on June 10, 2009, the Audit Committee engaged Deloitte as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, and dismissed E&Y from that role on June 10, 2009.
     The Audit Committee selected Deloitte to serve as the Company’s independent registered public accounting firm for fiscal year ended December 31, 2010 and the shareholders ratified that appointment. Below is a listing of the aggregate fees billed for professional services rendered by Deloitte and E&Y for the fiscal years ended December 31, 2010 and 2009:
     Audit Fees
     Fee for audit services provided by Deloitte totaled $552,150 during 2010. Such fees were associated with the audit of the Company’s 2010 consolidated financial statements, the audit of its 2010 assessment of our internal control over financial reporting, reviews of the Company’s first, second and third quarters of 2010 financial statements and the 2010 audit of Correctional Health Services, LLC, (“CHS”) a limited liability corporation whose sole member is PHS.
     Fees for audit services provided by Deloitte totaled $500,000 during 2009. Such fees were associated with the audit of the Company’s 2009 consolidated financial statements, the audit of its 2009 assessment of our internal control over financial reporting, reviews of its second and third quarters of 2009 financial statements and the 2009 audit of CHS. Fees for audit services provided by E&Y totaled $32,600 during 2009. Such fees were associated with the review of the Company’s first quarter of 2009 financial statements.
     Audit Related Fees
     Fees for audit related services provided by E&Y totaled $319,055 during 2010. Such fees were associated with the change in independent registered accounting firm as discussed above due to consents related to various company filings and fees associated with due diligence and certain agreed upon procedures related to the merger announced by the Company on March 3, 2011. Fees for audit related services provided by Deloitte totaled $64,610 during 2010. Such fees were associated with due diligence and certain agreed upon procedures related to the merger announced by the Company on March 3, 2011.
     Fees for audit related services provided by E&Y totaled $52,060 during 2009. Such fees were associated with the change in independent registered accounting firm as discussed above due to a workpaper review and consents related to various company filings.
     Tax Fees
     There were no fees paid for tax services during 2010 or 2009 to the Company’s independent registered public accounting firms.
     All Other Fees
     There were no other fees paid during 2010 or 2009 to the Company’s independent registered public accounting firms.
     Audit Committee Policy for Pre-Approval of Independent Registered Public Accounting Firm Services
     The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. For pre-approval, the Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence. The Audit Committee’s charter delegates to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent registered public accounting firm.

     All of the services related to the Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees described above were pre-approved by the Audit Committee or Audit Committee Chair.

PART IV
Item 15. Exhibits and Financial Statement Schedule

Exhibit	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

AMERICA SERVICE GROUP INC.
By:	/s/ RICHARD HALLWORTH
Richard Hallworth
President and Chief Executive Officer