Form 10-Q
period 2011-03-31
AMERICA SERVICE GROUP INC /DE
filed 2011-05-02
CIK 877476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 9,297,566 shares of common stock, par value $0.01 per share, outstanding as of April 26, 2011.

AMERICA SERVICE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I:
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$41,606	$39,584
Accounts receivable, net of allowance for doubtful accounts of $430 and $411, respectively	54,054	52,481
Inventories	2,870	2,868
Prepaid expenses and other current assets	14,048	13,750
Current deferred tax assets	—	3,359

Total current assets	112,578	112,042
Property and equipment, net	11,163	11,040
Goodwill	40,772	40,772
Contracts, net	1,588	1,658
Other assets	11,776	11,852
Noncurrent deferred tax assets	244	—

Total assets	$178,121	$177,364

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,051	$23,691
Accrued medical claims liability	20,310	23,750
Accrued expenses	42,561	38,810
Deferred revenue	12,377	10,053
Current deferred tax liabilities	1,576	—

Total current liabilities	99,875	96,304
Noncurrent portion of accrued expenses	20,744	20,460
Noncurrent deferred tax liabilities	—	4,836

Total liabilities	120,619	121,600

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized at March 31, 2011 and December 31, 2010; 9,297,566 and 9,280,382 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	93	93
Additional paid-in capital	40,553	40,015
Retained earnings	16,856	15,656

Total stockholders’ equity	57,502	55,764

Total liabilities and equity	$178,121	$177,364

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets. The condensed consolidated balance sheet at
December 31, 2010 is taken from the audited financial statements at that date.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(shown in 000’s except share and per share amounts)
(UNAUDITED)

	Quarter ended
	March 31,
	2011	2010
Healthcare revenues	$153,865	$159,960
Healthcare expenses	139,761	144,628

Gross margin	14,104	15,332
Selling, general and administrative expenses	8,682	8,852
Merger expenses	1,339	—
Audit Committee investigation and related expenses	43	153
Depreciation and amortization	927	769

Income from operations	3,113	5,558
Interest income	5	20

Income from continuing operations before income tax provision	3,118	5,578
Income tax provision	1,365	2,328

Income from continuing operations	1,753	3,250
Income (loss) from discontinued operations, net of taxes	5	(53)

Net income	$1,758	$3,197

Net income available to common shareholders (Note 20)	$1,741	$3,091

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$0.19	$0.36
Discontinued operations, net of taxes	—	—

Net income available to common shareholders per common share (Note 20)	$0.19	$0.36

Net income (loss) available to common shareholders per common share — diluted:
Continuing operations	$0.19	$0.36
Discontinued operations, net of taxes	—	(0.01)

Net income available to common shareholders per common share (Note 20)	$0.19	$0.35

Weighted average common shares outstanding:
Basic	9,194,683	8,659,803

Diluted	9,323,272	8,743,774

Dividends declared per share	$0.06	$0.06

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICA SERVICE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(shown in 000’s)
(UNAUDITED)

	Quarter ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,758	$3,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	928	771
Loss on retirement of fixed assets	—	1
Finance cost amortization	8	8
Deferred income taxes	(145)	2,243
Share-based compensation expense	338	432
Changes in operating assets and liabilities:
Accounts receivable, net	(1,573)	(6,023)
Inventories	(2)	141
Prepaid expenses and other current assets	(298)	474
Other assets	69	1,355
Accounts payable	(640)	6,019
Accrued medical claims liability	(3,440)	1,542
Accrued expenses	3,477	(4,560)
Deferred revenue	2,324	(665)

Net cash provided by operating activities	2,804	4,935

Cash flows from investing activities:
Capital expenditures	(982)	(1,319)

Net cash used in investing activities	(982)	(1,319)

Cash flows from financing activities:
Share repurchases	—	(544)
Issuance of common stock	200	186
Exercise of stock options	—	591

Net cash provided by financing activities	200	233

Net increase in cash and cash equivalents	2,022	3,849
Cash and cash equivalents at beginning of period	39,584	37,655

Cash and cash equivalents at end of period	$41,606	$41,504

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICA SERVICE GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
1. Basis of Presentation
     The interim condensed consolidated financial statements of America Service Group Inc. and its consolidated subsidiaries (collectively, the “Company”) as of March 31, 2011 and for the quarters ended March 31, 2011 and 2010 are unaudited, but in the opinion of management, have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applied on a basis consistent with those of the Company’s annual audited consolidated financial statements. Such interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations presented for the quarter ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
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
3. Pending Merger
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
     At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company that is issued and outstanding as of immediately prior to the Effective Time (other than shares held by the Company, Valitás or any of their respective direct or indirect subsidiaries or shares held by stockholders who have properly exercised and perfected appraisal rights in accordance with Delaware law) will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest and less any applicable withholding taxes (such per share amount, the “Merger Consideration”).

     Prior to the Effective Time, each outstanding option to purchase shares of the Company’s common stock will vest and become exercisable in full. Each option to purchase shares of the Company’s common stock outstanding at the Effective Time will be canceled and converted into the right to receive, as soon as reasonably practicable after the Effective Time, an amount in cash equal to: (i) the number of shares subject to such option multiplied by (ii) the excess (if any) of the Merger Consideration over the exercise price per share of such option. As of the date of this Quarterly Report on Form 10-Q, the Company has no outstanding stock options with an exercise price per share in excess of the Merger Consideration. As of the Effective Time, the vesting restrictions on each outstanding share of restricted stock will be accelerated and will lapse and each such share of restricted stock will be automatically canceled and converted into the right to receive the Merger Consideration.
     The Merger Agreement also contains certain termination rights in favor of each party, including rights allowing the Company to terminate the Merger Agreement in order to accept a Superior Proposal. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Valitás a specified fee and to reimburse Valitás for up to $2.0 million in documented transaction expenses. While the Merger Agreement provided for a reduced fee of $4.5 million in connection with terminations based on the Company’s acceptance of a Superior Proposal made by an Excluded Party, because the No-Shop Period Start Date has passed and no third party qualifies as an Excluded Party, the Company will be required to pay to Valitás a fee in the amount of $8.0 million, plus documented transaction expenses, in connection with any termination that requires payment of a termination fee.
     Completion of the Merger requires the fulfillment or waiver of a number of conditions, including: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon at the special meeting of the stockholders of the Company (or any adjournment or postponement thereof); (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any law or governmental order prohibiting or making illegal the completion of the Merger; and (iv) subject to certain qualifications based on materiality thresholds, the accuracy of the parties’ representations and warranties and the parties’ compliance with the covenants and agreements set forth in the Merger Agreement.
     The Company’s Board of Directors, unanimously approved the Merger Agreement and the Merger and determined that the Merger Agreement and the Merger are advisable, fair and in the best interest of the Company and its stockholders. The Merger is expected to be completed in the second quarter of 2011.
4. Audit Committee Investigation
     On October 24, 2005, the Company announced that the Audit Committee had initiated an internal investigation into certain matters related to SPP. As disclosed in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 the Company announced that the Audit Committee had concluded its investigation and reached certain conclusions with respect to findings of the investigation that resulted in an accrual of $3.7 million of aggregate refunds due to customers, including PHS, that were not charged by SPP in accordance with the terms of the respective contracts. In circumstances where SPP’s incorrect billings resulted in PHS billing its clients incorrectly, PHS passed the applicable amount through to its clients. This amount plus associated interest represented management’s best estimate of the amounts due to affected customers, based on the results of the Audit Committee’s investigation. As of March 31, 2011, the Company has paid all of these refunds plus associated interest to customers except for $0.4 million which has been tendered for payment to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 19). The ultimate amounts paid could differ from the Company’s estimates; however, actual amounts to date have not differed materially from the estimated amounts. There can be no assurance that the Company, a customer or a third-party, including a governmental entity, will not assert that additional amounts, which may include penalties and/or associated interest, are owed to these customers. During the quarter ended March 31, 2011, the Company recognized additional expense totaling $43,000 relative to this matter which is primarily due to related litigation filed by the Company against one of its insurance carriers (see Note 19).
5. Restructuring Charge
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
     A reconciliation of the related restructuring liability at March 31, 2011 is as follows (in thousands):

One-time
Termination
Benefits
Balance at December 31, 2010	$144
Plus: Costs incurred	—
Less: Amounts paid	(65)

Balance at March 31, 2011	$79

6. Share-Based Compensation
     The Company has issued equity incentive awards to eligible employees and outside directors under the Amended and Restated Incentive Stock Plan, the Amended and Restated 1999 Incentive Stock Plan and the 2009 Equity Incentive Plan (“2009 Equity Plan”). The Company currently has two types of share-based awards outstanding under these plans: stock options and restricted stock. Additionally, the Company instituted an Employee Stock Purchase Plan during 1996. The Company accounts for share-based compensation in accordance with U.S. GAAP related to share-based payments. For the quarters ended March 31, 2011 and 2010, the Company recognized total share-based compensation costs of $0.3 million and $0.4 million, respectively.
     No options were issued during the quarters ended March 31, 2011 and 2010. A summary of option activity and changes during the quarter ended March 31, 2011 is presented below:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average	Remaining	Value (in
	Options	Exercise Price	Contractual Term	thousands) (1)
Outstanding, December 31, 2010	897,172	$17.12
Granted	—	—
Exercised	(4,500)	16.42
Canceled	—	—

Outstanding, March 31, 2011	892,672	$17.13	5.65	$7,599

Exercisable, March 31, 2011	638,672	$18.05	4.19	$4,847

Expected to vest, March 31, 2011 (2)	244,793	$14.79	9.31	$2,656

(1)	Based upon the difference between the closing market price of the Company’s common stock on the last trading day of the quarter and the exercise price of in-the-money options.

(2)	Amount represents options expected to vest, net of estimated forfeitures.
     A summary of the nonvested shares of restricted stock and activity during the quarter ended March 31, 2011 is presented below:

		Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value
Nonvested, December 31, 2010	91,065	$13.53
Granted	—	—
Vested	(4,665)	10.63
Forfeited	—	—

Nonvested, March 31, 2011	86,400	$13.69

7. Discontinued Operations
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
     The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Quarter ended
	March 31,
	2011	2010
Healthcare revenues	$(139)	$4,121
Healthcare expenses	(149)	4,209

Gross margin	10	(88)
Depreciation and amortization	1	2

Income (loss) from discontinued operations before taxes	9	(90)
Income tax provision (benefit)	4	(37)

Income (loss) from discontinued operations, net of taxes	$5	$(53)

8. Fair Value of Financial Instruments
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
     The Company has available-for-sale securities and money market accounts totaling $13.4 million and $4.0 million at March 31, 2011 and December 31, 2010, respectively, that are classified as cash equivalents on the accompanying condensed consolidated balance sheet. These financial assets are recorded at fair value in accordance with the U.S. GAAP fair value hierarchy, classified as a Level 1 measurement. Inputs used to measure fair value in accordance with Level 1 are quoted market prices.
9. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Billed accounts receivable	$19,598	$23,894
Unbilled accounts receivable	34,122	28,262
Other accounts receivable	1,006	943

	54,726	53,099
Less: Allowances	(430)	(411)

	54,296	52,688
Less: Receivables reclassified as noncurrent	(242)	(207)

	$54,054	$52,481

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
     As discussed more fully in Note 19, PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) involving the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. During February 2011, the parties agreed to resolve this matter through binding arbitration which is expected to occur during the third quarter of 2011. At March 31, 2011, the Company has classified these receivables as current assets in its condensed consolidated balance sheet.
     As discussed more fully in Note 19, PHS believes, in the case of this lawsuit, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the contractual relationship between the parties, are probable of collection. Although PHS believes it has valid contractual and legal arguments, an adverse result in this lawsuit could have a negative impact on the results of this matter and/or PHS’ ability to collect the outstanding receivables amount.
     As stated above, the Company believes the recorded amount represents valid receivables which are contractually due from the County and expects full collection. However, due to the factors discussed above and more fully in Note 19, there is a heightened risk of uncollectibility of these receivables which may result in future losses. Nevertheless, the Company intends to take all necessary and available measures in order to collect these receivables.
     Changes in circumstances related to the matter discussed above, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse affect on the Company’s results of operations and financial position in the period in which the change occurs.
10. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets are stated at amortized cost and comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010
Prepaid insurance	$6,990	$6,303
Prepaid cash deposits for professional liability claims losses	4,974	5,524
Prepaid other	2,084	1,923

	$14,048	$13,750

11. Property and Equipment
     Property and equipment are stated at cost and comprised of the following (in thousands):

	March 31,	December 31,	Estimated
	2011	2010	Useful Lives
Leasehold improvements	$1,029	$1,004	7 years
Equipment and furniture	11,089	10,635	5 years
Computer software	10,004	9,227	3-5 years
Medical equipment	1,009	980	5 years
Automobiles	44	44	5 years
Management information systems under development	505	689	—

	23,680	22,579
Less: Accumulated depreciation	(12,517)	(11,539)

	$11,163	$11,040

     Depreciation expense for the quarters ended March 31, 2011 and 2010 was approximately $0.9 million and $0.7 million, respectively.
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

12. Other Assets
     Other assets are stated at amortized cost or net realizable value and are comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010
Deferred financing costs	$68	$68
Less: Accumulated amortization	(49)	(42)

	19	26
Prepaid cash deposits for professional liability claims losses	7,405	7,509
Prepaid insurance deposits	3,996	3,996
Noncurrent receivables	242	207
Other refundable deposits	114	114

	$11,776	$11,852

13. Contract Intangibles
     The gross and net values of contract intangibles consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Gross contracts value	$4,000	$4,000
Less: Accumulated amortization	(2,412)	(2,342)

	$1,588	$1,658

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
     Estimated aggregate amortization expense related to the above contract intangibles for the remainder of 2011 is $0.2 million and for each of the next four years is $0.3 million.
14. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Salaries and employee benefits	$21,429	$22,230
Professional liability claims	24,287	22,646
Accrued workers’ compensation claims	7,284	6,469
Other	10,305	7,925

	63,305	59,270
Less: Noncurrent portion of deferred lease liability	(814)	(844)
Less: Noncurrent portion of professional liability and workers’ compensation claims	(19,930)	(19,616)

	$42,561	$38,810

15. Reserve for Loss Contracts
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
     There are no loss contracts identified as of March 31, 2011.
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
16. Banking Arrangements
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to $15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2011 and December 31, 2010, the Company had no borrowings outstanding under the Credit Agreement. At March 31, 2011, the Company had $14.9 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date and no standby letters of credit.
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
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and cash expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts, net of insurance recoveries, do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at March 31, 2011.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At March 31, 2011, the Company was in compliance with both the pre-distribution fixed charge coverage ratio and the post-distribution fixed charge coverage ratio. The Company is prohibited under the terms of the Merger Agreement from paying any additional dividends until the Merger closes or the Merger Agreement is terminated.
17. Income Taxes
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2011, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter ended March 31, 2011 is 43.7%.
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

     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at March 31, 2011, and there is no accrued interest and penalties included in income tax expense for the quarters ended March 31, 2011 and 2010.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2007 through 2010. The Company is currently under audit for the 2008 tax year. Additionally, open tax years related to state jurisdictions remain subject to examination.
18. Professional and General Liability Self-Insurance Retention
     The Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 and 2008 through 2011 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 through 2006 and 2008 through 2011, the Company is covered by separate policies, each of which contains a premium that is retroactively adjusted, with adjustment based on actual losses. The Company’s ultimate premium for its 2002 through 2006 and 2008 through 2011 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims made policies subject to per event and aggregate coverage limits. In addition to the coverage described above, for 2010 and 2011, the Company has purchased excess liability policies which provide coverage on a claims made basis for indemnity losses in excess of $4.0 million up to a maximum coverage of $10.0 million per loss and in the aggregate. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company.
     The Company records a liability for reported as well as unreported professional and general liability claims made against it, its directors and employees, and others who are indemnified by the Company. Amounts accrued were $24.3 million and $22.6 million at March 31, 2011 and December 31, 2010, respectively, and are included in accrued expenses and the non-current portion of accrued expenses in the condensed consolidated balance sheets. Changes in estimates of losses resulting from the continuous review process and differences between estimates and loss payments are recognized in the period in which the estimates are changed or payments are made. For the quarter ended March 31, 2011 and 2010, the Company recorded increases of approximately $1.5 million and $0.6 million, respectively, related to its prior years known claims reserves as a result of adverse developments on individual claims or matters. After considering the impact of earnings that would have been allocated to participating securities in calculating net income per common share (see Note 20), the Company’s net income available to common shareholders and basic and diluted earnings per common share were negatively impacted as a result of this adverse development by amounts totaling $0.9 million, or $0.10 per basic and diluted common share, for the quarter ended March 31, 2011 and $0.3 million, or $0.04 per basic common share and $0.03 per diluted common share, for the quarter ended March 31, 2010. Reserves for professional and general liability exposures are subject to fluctuations in frequency and severity and can fluctuate as a result of court decisions or as new facts become available. Given the inherent degree of variability in any such estimates, the reserves reported at March 31, 2011 represent management’s best estimate of the amounts necessary to discharge the Company’s self-insured professional and general liabilities. Any adverse developments on individual claims or matters in the future could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the reserve for any adverse development is recorded.
19. Commitments and Contingencies
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

     A discussion is provided below of significant outstanding matters for which there have been updates during 2011. For a discussion of all other significant outstanding matters, please refer to Note 21 of the Company’s 2010 Annual Report on Form 10-K filed on March 3, 2011.
Litigation and Claims
     DeSantis Professional Liability Suit. On August 26, 2010, Theresa DeSantis and Julie Giangiolini, as guardians of the estate of Anthony DeSantis, Jr., filed a complaint in the Court of the Sixteenth Judicial Circuit in Kane County, Illinois alleging that PHS, by and through the actions of its medical staff committed medical negligence which caused Anthony DeSantis Jr. to suffer from significant injuries. Plaintiffs seek damages to recoup compensation for past and future pain and suffering, loss of income, medical bills incurred and for the cost of future medical treatment. This matter is currently in the discovery phase; however, the Company believes that a negative outcome is probable and has recorded significant reserves related to this matter. Such reserves are included in the Company’s reserves for professional liability claims which total $24.3 million at March 31, 2011. Should the ultimate resolution of this matter exceed the Company’s recorded reserves and available insurance coverage, such resolution could have a material adverse effect on the Company’s results of operations, financial position or cash flows in future periods.
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
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at March 31, 2011 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its first renewal option under its contract with PHS.
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

Prior to the trial date, preliminary settlement discussions were conducted without resolution. Subsequently, the parties agreed to forego the trial and resolve the Collection Matter through binding arbitration which is expected to occur during the third quarter of 2011. PHS believes, in the case of the Collection Matter, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, continues to be probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the Collection Matter could have a negative impact on PHS’ ability to collect the outstanding receivable amount and result in losses in future periods.
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
Litigation Related to the Merger
     On March 4, 2011, a purported class action lawsuit was filed on behalf of the Company’s stockholders in the Chancery Court for Davidson County, Tennessee, docketed as Colleen Witmer, individually and on behalf of all others similarly situated, v. America Service Group Inc., Valitás Health Services, Inc., Whiskey Acquisition Corp., Burton C. Einspruch, William M. Fenimore, Jr., John W. Gildea, Richard Hallworth, John C. McCauley, Michael W. Taylor, and Richard D. Wright, Case No. 11-0300-IV. The lawsuit alleges, among other things, that the Company’s Board of Directors (the “Board”) breached fiduciary duties owed to the Company’s stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process when approving the Merger. The complaint also alleges that the Company, Valitás and Merger Sub aided and abetted the members of the Board in the alleged breach of their fiduciary duties. The complaint seeks an order enjoining or rescinding the Merger, together with other relief.
     Pursuant to the terms of the Merger Agreement, it is a condition to the completion of the Merger that there does not exist any law or governmental order prohibiting or making illegal the completion of the Merger. However, the Company believes the lawsuit is wholly without merit.
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
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. At a hearing on October 15, 2010, the Court approved the settlement, entering a final judgment and dismissing with prejudice all claims against all defendant in the litigation. The settlement provided for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock. The total value of the settlement, based upon the Company’s closing share price for its common stock of $15.12 per share on October 15, 2010, was approximately $15.0 million. The Company considers this matter closed.
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
     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. During the second quarter of 2010, the Company received a written offer from the Delaware Department of Justice to settle the inquiry in exchange for a cash payment. The Company has reserves totaling $0.4 million related to this matter which is the Company’s estimate of refund and associated interest due to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 4). This amount is recorded in accrued expenses in the Company’s consolidated balance sheet. The Company is continuing to cooperate with the Delaware Department of Justice during its inquiry.

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
Performance Bonds
     The Company is required under certain contracts to provide a performance bond and may also be required to post performance bonds for other business reasons. At March 31, 2011, the Company had outstanding performance bonds totaling $6.6 million. The performance bonds are renewed on an annual basis. The Company has no letters of credit at March 31, 2011 collateralizing these performance bonds. The Company is dependent on the financial health of the surety companies that it relies on to issue its performance bonds. An inability to obtain new or renew existing performance bonds could result in limitations on the Company’s ability to bid for new or renew existing contracts which could have a material adverse effect on the Company’s financial condition and results of operations.
20. Net Income (Loss) Per Common Share
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

     The following table presents information necessary to calculate basic and diluted earnings per common share (in thousands except for share and per share data):

	Quarter ended
	March 31,
	2011	2010
Numerator:
Income from continuing operations	$1,753	$3,250
Income (loss) from discontinued operations, net of taxes	5	(53)

Net income	1,758	3,197
Less: Income allocated to participating securities (unvested restricted shares)	(17)	(106)

Net income allocated to common shareholders	$1,741	$3,091

Components of income allocated to participating securities (unvested restricted shares):
Income from continuing operations	$17	$107
Income (loss) from discontinued operations, net of taxes	—	(1)

Income allocated to participating securities	$17	$106

Components of net income allocated to common shareholders — numerator for calculating net income (loss) available to common shareholders per common share:
Income from continuing operations	$1,736	$3,143
Income (loss) from discontinued operations, net of taxes	5	(52)

Net income allocated to common shareholders	$1,741	$3,091

Denominator:
Denominator for basic net income loss) available to common shareholders per common share — weighted average shares	9,194,683	8,659,803
Effect of dilutive non-participating securities:
Employee stock options	128,589	83,971

Denominator for diluted net income (loss) available to common shareholders per common share — adjusted weighted average shares and assumed conversions	9,323,272	8,743,774

Net income (loss) available to common shareholders per common share — basic:
Continuing operations	$0.19	$0.36
Discontinued operations, net of taxes	—	—

Net income available to common shareholders per common share	$0.19	$0.36

Net income (loss) available to common shareholders per common share — diluted:
Continuing operations	$0.19	$0.36
Discontinued operations, net of taxes	—	(0.01)

Net income available to common shareholders per common share	$0.19	$0.35

     The table below sets forth information regarding options that have been excluded from the computation of diluted net income (loss) per common share because the average market price of the common shares for the periods shown and, therefore, the effect would be anti-dilutive.

	Quarter ended
	March 31,
	2011	2010
Options excluded from computation of diluted net income per common share as effect would be anti-dilutive	372,917	396,000

Weighted average exercise price of excluded options	$20.07	$21.82

21. Comprehensive Income
     For the quarters ended March 31, 2011 and 2010, the Company’s comprehensive income was equal to net income.
22. Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. This program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC requirements. The Company may elect to terminate or modify the program at any time. Under the stock repurchase program, no shares will be purchased directly from officers or directors of the Company. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. Funds for the repurchase of shares are expected to come primarily from cash provided by operating activities and also from funds on hand, including amounts available under the Company’s credit facility. There were no shares repurchased during the quarter ended March 31, 2011. As of March 31, 2011, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million. Under the terms of the Merger Agreement discussed in Note 3, the Company is prohibited from making any additional repurchases of its common stock until the Merger is completed, the Merger Agreement is terminated or the Company obtains prior written consent from Valitás.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     America Service Group Inc. (“ASG” or the “Company”) is a leading non-governmental provider and/or administrator of managed correctional healthcare services in the United States. The Company is a provider and/or administrator of managed healthcare services to county/municipal jails and detention centers and state correctional facilities. As of April 1, 2011, the Company provided and/or administered managed healthcare services under 57 contracts to approximately 161,000 inmates at over 140 sites in 19 states.
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
Pending Merger
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
     At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company that is issued and outstanding as of immediately prior to the Effective Time (other than shares held by the Company, Valitás or any of their respective direct or indirect subsidiaries or shares held by stockholders who have properly exercised and perfected appraisal rights in accordance with Delaware law) will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest and less any applicable withholding taxes (such per share amount, the “Merger Consideration”).
     Prior to the Effective Time, each outstanding option to purchase shares of the Company’s common stock will vest and become exercisable in full. Each option to purchase shares of the Company’s common stock outstanding at the Effective Time will be canceled and converted into the right to receive, as soon as reasonably practicable after the Effective Time, an amount in cash equal to: (i) the number of shares subject to such option multiplied by (ii) the excess (if any) of the Merger Consideration over the exercise price per share of such option. As of the date of this Quarterly Report on Form 10-Q, the Company has no outstanding stock options with an exercise price per share in excess of the Merger Consideration. As of the Effective Time, the vesting restrictions on each outstanding share of restricted stock will be accelerated and will lapse and each such share of restricted stock will be automatically canceled and converted into the right to receive the Merger Consideration.
     The Company’s Board of Directors (the “Board of Directors”), unanimously approved the Merger Agreement and the Merger and determined that the Merger Agreement and the Merger are advisable, fair to and in the best interests of the Company and its stockholders. In connection with such approval, Oppenheimer & Co. Inc. rendered its opinion to the Board of Directors that, as of the date of the opinion and subject to the various assumptions limitations and qualifications set forth therein, the Merger Consideration to be received by the Company’s stockholders is fair, from a financial point of view, to such stockholders.
     Completion of the Merger requires the fulfillment or waiver of a number of conditions, including: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon at the special meeting of the stockholders of the Company (or any adjournment or postponement thereof); (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any law or governmental order prohibiting or making illegal the completion of the Merger; and (iv) subject to certain qualifications based on materiality thresholds, the accuracy of the parties’ representations and warranties and the parties’ compliance with the covenants and agreements set forth in the Merger Agreement.

     The Merger Agreement contains customary representations and warranties of the parties. The Merger Agreement also contains customary covenants, including covenants requiring: (i) each of the parties to use reasonable best efforts to cause the Merger to be consummated; and (ii) the Company to call and hold a special meeting of the Company’s stockholders at which the Board of Directors will recommend, subject to certain exceptions based on its fiduciary duties, that the stockholders approve the Merger Agreement and the transactions contemplated thereby, including the Merger. The Merger Agreement also requires the Company to conduct its operations in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the Effective Time or the earlier termination of the Merger Agreement.
     The Merger Agreement generally provided that until 11:59 p.m. (Eastern time) on April 16, 2011 (the “Go-Shop Period”) the Company was permitted to solicit, initiate and encourage other acquisition proposals and provide non-public information to third parties pursuant to confidentiality agreements not materially more favorable to such third parties than the Company’s confidentiality agreement with Valitás. After 12:00 a.m. (Eastern time) on April 17, 2011 (the “No-Shop Period Start Date”) and until the earlier of the Effective Time or the termination of the Merger Agreement, the Company became prohibited from soliciting, initiating or encouraging other acquisition proposals or providing non-public information to third parties that could reasonably be expected to lead to any acquisition proposal. Notwithstanding these restrictions, and subject to certain requirements set forth in the Merger Agreement, after the Go-Shop Period, the Company: (i) was entitled to provide confidential information, until 12:00 a.m. (Eastern time) on May 1, 2011, to any party (an “Excluded Party”) (A) who made a written acquisition proposal prior to the No-Shop Period Start Date (and did not withdraw, terminate or let such acquisition proposal expire) that the Board of Directors or a properly constituted committee thereof determined in good faith, after consultation with its independent financial advisor, is or would reasonably be expected to result in a Superior Proposal (as such term is defined in the Merger Agreement), (B) whom the Company identified to Valitás within 24 hours after the No-Shop Period Start Date to be an Excluded Party and (C) who continued to satisfy the criteria for remaining an Excluded Party as set forth in the Merger Agreement; and (ii) is entitled to provide confidential information to a third party in response to an unsolicited acquisition proposal, following which the Company is permitted to engage in discussions and negotiations with such third party if: (X) the Board of Directors or a properly constituted committee thereof determines in good faith, after consultation with outside legal counsel, that the failure to take such action would be inconsistent with its fiduciary duties; (Y) the Board of Directors or a properly constituted committee thereof determines in good faith, after consultation with its independent financial advisor, that the acquisition proposal is, or would reasonably be expected to result in, a Superior Proposal; and (Z) prior to taking such action, the Company gives Valitás four business days’ notice of the Company’s intent to do so, the identity of the third party and the terms of the acquisition proposal and the Company executes a confidentiality agreement with such third party with terms no less favorable than those contained in the Company’s confidentiality agreement with Valitás and containing customary “standstill” provisions. Following the expiration of the Go-Shop Period, there were no third parties that qualified as Excluded Parties, and as of the date of this Quarterly Report on Form 10-Q the Company has not received any alternative acquisition proposals.
     The Merger Agreement also contains certain termination rights in favor of each party, including rights allowing the Company to terminate the Merger Agreement in order to accept a Superior Proposal. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Valitás a specified fee and to reimburse Valitás for up to $2.0 million in documented transaction expenses. While the Merger Agreement provided for a reduced fee of $4.5 million in connection with terminations based on the Company’s acceptance of a Superior Proposal made by an Excluded Party, because the No-Shop Period Start Date has passed and no third party qualifies as an Excluded Party, the Company will be required to pay to Valitás a fee in the amount of $8.0 million, plus documented transaction expenses, in connection with any termination that requires payment of a termination fee.
     Barclays Bank PLC and Bank of America, N.A. (collectively, the “Senior Lenders”) have provided customary senior debt commitments letters letter dated March 2, 2011, to provide Valitás with $360.0 million in senior secured credit facilities, comprised of: (i) a term loan facility of $285.0 million; and (ii) a revolving credit facility of $75.0 million (which Valitás will draw upon only in the event that the combined cash on hand of the Company and Valitás upon the completion of the Merger is less than approximately $73.0 million). In addition, funds managed by GSO Capital Partners LP and its affiliates (collectively with the Senior Lenders, the “Lenders”) have provided customary mezzanine financing commitment letters dated March 2, 2011, to provide Valitás with $100.0 million in gross proceeds from the issuance and sale by Valitás of unsecured senior subordinated notes pursuant to a private placement. The obligations of the Lenders to provide the debt financing under the respective debt commitment letters are subject to a number of conditions which the Company believes are customary for financings of this type or are otherwise similar to certain conditions in the Merger Agreement. The final termination date for the commitments under each debt commitment letter is August 31, 2011. Valitás, obligation to complete the Merger is not subject to any financing condition.
     The Merger is expected to be completed in the second quarter of 2011.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s current expectations regarding future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “project” and similar words, although some forward-looking statements are expressed differently. These statements are based on the Company’s current plans and anticipated future activities, and its actual results of operations may be materially different from those expressed or implied by the forward-looking statements. Some of the factors that may cause the Company’s actual results of operations or financial position to differ materially from those expressed or implied by the forward-looking statements include, among other things:
•	the Company’s ability to obtain shareholder approval, regulatory approval and close the transaction discussed in the section titled “Pending Merger” above;

•	the Company’s ability to retain existing client contracts and obtain new contracts at acceptable pricing levels;

•	whether or not government agencies continue to privatize correctional healthcare services;

•	risks arising from governmental budgetary pressures and funding;

•	the possible effect of adverse publicity on the Company’s business;

•	increased competition for new contracts and renewals of existing contracts;

•	risks arising from the possibility that the Company may be unable to collect accounts receivable or that accounts receivable collection may be delayed;

•	the Company’s ability to limit its exposure for inmate medical costs, catastrophic illnesses, injuries and medical malpractice claims in excess of amounts covered under contracts or insurance coverage;

•	the Company’s ability to maintain and continually develop information technology and clinical systems;

•	the outcome or adverse development of pending litigation, including professional liability litigation;

•	the Company’s determination whether to continue the payment of quarterly cash dividends, and if so, at the current amount;

•	the Company’s determination whether to repurchase shares under its stock repurchase program;

•	the Company’s dependence on key management and clinical personnel;

•	risks arising from potential weaknesses or deficiencies in the Company’s internal control over financial reporting;

•	risks associated with the possibility that the Company may be unable to satisfy covenants under its credit facility;

•	the risk that government or municipal entities (including the Company’s government and municipal customers) may bring enforcement actions against, seek additional refunds from, or impose penalties on, the Company or its subsidiaries as a result of the matters investigated by the Audit Committee in prior years; and

•	the Company’s ability to expand its business beyond its traditional correctional health client base.
     In addition to the factors referenced above and the other cautionary statements discussed in this report, you should also consider the risks included in Item 1A, “Risk Factors” contained in this Form 10-Q and Item 1A, “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other documents that the Company files from time to time with the Securities and Exchange Commission. Because these risk factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by the Company or on the Company’s behalf, stockholders should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which factors will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements.
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
     The table below illustrates these revenue categories as a percentage of total revenues from continuing operations for the quarter ended March 31, 2011 and 2010.

	Percentage of Revenue from
	Continuing Operations
	Quarter Ended	Quarter Ended
Contract Category	March 31, 2011	March 31, 2010
Fixed Fee	12.9%	12.0%
Population Based	67.3%	68.2%
Cost Plus a Fee	19.8%	19.8%
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
     As discussed more fully in Part II — Item 1. “Legal Proceedings,” PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) involving the County’s lack of payment for services rendered. PHS has approximately $1.7 million of receivables due from the County, primarily related to services rendered between April 1, 2006 and September 14, 2006, the date the Company’s relationship with the County was terminated. The County has refused to pay PHS for these amounts and therefore, on October 27, 2006, PHS filed suit against the County in the Circuit Court for Baltimore County, Maryland seeking collection of the outstanding receivables balance, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest. During February 2011, the parties agreed to resolve this matter through binding arbitration which is expected to occur during the third quarter of 2011. At March 31, 2011, the Company has classified these receivables as current assets in its consolidated balance sheet.
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
     Changes in circumstances related to the matter discussed above involving the County, or any other receivables, could result in a change in the allowance for doubtful accounts or the estimate of contractual adjustments in future periods. Such change, if it were to occur, could have a material adverse effect on the Company’s results of operations and financial position in the period in which the change occurs.
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
     There are no loss contracts identified as of March 31, 2011 and 2010.
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
     To mitigate a portion of this risk, the Company maintains a primary professional liability insurance program, principally on a claims-made basis. For 2002 through 2006 and 2008 through 2011 with respect to the majority of its patients, the Company purchased commercial insurance coverage, but is effectively self-insured due to the terms of the coverage which include adjustable premiums. For 2002 through 2006 and 2008 through 2011, the Company is covered by separate policies, each of which contains a premium that is retroactively adjusted, with adjustment based on actual losses. The Company’s ultimate premium for its 2002 through 2006 and 2008 through 2011 policies will depend on the final incurred losses related to each of these separate policy periods. For 2007, the Company is insured through claims made policies subject to per event and aggregate coverage limits. In addition to the coverage described above, for 2010 and 2011, the Company has purchased excess liability policies which provide coverage on a claims made basis for indemnity losses in excess of $4.0 million up to a maximum coverage of $10.0 million per loss and in the aggregate. Any amounts ultimately incurred above these coverage limits would be the responsibility of the Company. Management establishes reserves for the estimated losses that will be incurred under these insurance policies after taking into consideration the Company’s professional liability claims department and external counsel evaluations of the merits of the individual claims, analysis of claim history, actuarial analysis and coverage limits where applicable. Any adjustments resulting from the review are reflected in current earnings.
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
     At March 31, 2011, the Company’s reserves for both known as well as incurred but not reported claims totaled $24.3 million. Reserves for medical malpractice claims fluctuate because the number of claims and the severity of the underlying incidents change from one period to the next. Reserves for medical malpractice claims can also fluctuate as a result of court decisions or as new facts become available. Furthermore, payments with respect to previously estimated liabilities frequently differ from the estimated liability. Changes in estimates of losses resulting from such fluctuations and differences between management’s established reserves and actual loss payments are recognized by an adjustment to the reserve for medical malpractice claims in the period in which the estimates are changed or payments are made. For the quarter ended March 31, 2011 and 2010, the Company recorded increases of approximately $1.5 million and $0.6 million, respectively, related to its prior year known claims reserves as a result of adverse developments. The reserves can also be affected by changes in the financial health of the third-party insurance carriers used by the Company. If a third party insurance carrier fails to meet its contractual obligations under the agreement with the Company, the Company would then be responsible for such obligations. Such changes could have a material adverse effect on the Company’s financial position and its results of operations in the period in which the changes occur.
Other Self-Funded Insurance Reserves
     At March 31, 2011, the Company has approximately $8.8 million in accrued liabilities for employee health and workers’ compensation claims. Approximately $7.3 million of this amount is related to workers’ compensation claims, of which approximately $4.0 million is included within the noncurrent portion of accrued expenses as it is not expected to be paid within a year. The Company is essentially self-insured for employee health and workers’ compensation claims subject to certain individual case stop loss levels. As such, its insurance expense is largely dependent on claims experience and the ability to control claims. The Company accrues the estimated liability for employee health insurance based on its history of claims experience and estimated time lag between the incident date and the date of actual claim payment. The Company accrues the estimated liability for workers’ compensation claims based on evaluations of the merits of the individual claims and analysis of claims history. These estimated liabilities are recorded on an undiscounted basis. An actuarial analysis is prepared at least annually as an additional tool to be considered by management in evaluating the adequacy of the Company’s reserve for workers’ compensation claims. These estimates of self-funded insurance reserves could change in the future based on changes in the factors discussed above. Any adjustments resulting from such changes in estimates are reflected in current earnings.
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
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. U.S. GAAP requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2011, the Company’s valuation allowance of approximately $0.2 million represents management’s estimate of state net operating loss carryforwards which will expire unused.
     The Company’s estimated effective tax rate is based on expected pre-tax income, expected permanent book/tax differences, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. On an interim basis, management estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, management refines the estimate of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, management adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. The Company’s effective income tax rate on income from continuing operations before taxes for the quarter ended March 31, 2011 is 43.7%.
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
     It is the Company’s policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no tax contingencies at March 31, 2011 and there is no accrued interest and penalties included in income tax expense for the quarters ended March 31, 2011 and 2010.
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

	Quarter ended
	March 31,
Percentage of Healthcare Revenues	2011	2010
Healthcare revenues	100.0%	100.0%
Healthcare expenses	90.8	90.4

Gross margin	9.2	9.6
Selling, general and administrative expenses	5.7	5.5
Merger expenses	0.9	—
Audit Committee investigation and related expenses	—	0.1
Depreciation and amortization	0.6	0.5

Income from operations	2.0	3.5
Interest income	—	—

Income from continuing operations before income tax provision	2.0	3.5
Income tax provision	0.9	1.5

Income from continuing operations	1.1	2.0
Income (loss) from discontinued operations, net of taxes	—	—

Net income	1.1%	2.0%

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010
     Healthcare revenues. Healthcare revenues for the quarter ended March 31, 2011 decreased $6.1 million, or 3.8%, from $160.0 million for the quarter ended March 31, 2010 to $153.9 million for the quarter ended March 31, 2011. Correctional healthcare services contracts in place at January 1, 2010 and continuing beyond March 31, 2011 experienced negative revenue growth of 3.8% resulting in a reduction to revenue of $6.1 million during the first quarter of 2011. This revenue reduction is primarily the result of a reduction in risk sharing revenue on two large customers due to a reduction in off-site expenses combined with cost reductions on one large cost-plus contract resulting in revenue reductions. Additionally, the Company’s revenue related to contract base fees experienced slight negative growth due to customer budgetary pressures and contract renegotiations. There were no new correctional healthcare services contracts added subsequent to January 1, 2010. As discussed in the discontinued operations section below, the Company’s correctional healthcare services contracts that have expired or otherwise been terminated have been classified as discontinued operations.
     Healthcare expenses. Healthcare expenses for the quarter ended March 31, 2011 decreased $4.9 million, or 3.4%, from $144.6 million, or 90.4% of revenues, for the quarter ended March 31, 2010 to $139.8 million, or 90.8% of revenues, for the quarter ended March 31, 2011. Correctional healthcare services contracts in place at January 1, 2010 and continuing beyond March 31, 2011 experienced a reduction in healthcare expenses of $4.6 million during the first quarter of 2011 primarily as a result of reductions in the off-site medical services associated with providing healthcare to inmates at existing contracts. Within this reduction is an offsetting increase in insurance expense of approximately $0.9 million during the first quarter of 2011 as a result of adverse development related to professional liability claims. There were no new correctional healthcare services contracts added subsequent to January 1, 2010. Also included in healthcare expenses for the quarter ended March 31, 2011 and 2010 is approximately $0.2 million and $0.5 million of accrued bonus expenses related to the Company’s 2011 incentive compensation plan and 2010 incentive compensation plan, respectively.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.7 million, or 5.7% of revenues, for the quarter ended March 31, 2011 as compared to $8.9 million, or 5.5% of revenues, for the quarter ended March 31, 2010. Included in selling, general and administrative expenses for the quarters ended March 31, 2011 and 2010 is approximately $0.3 million and $0.4 million, respectively, related to share-based compensation expense. Also included in selling, general and administrative expenses for the quarter ended March 31, 2011 is approximately $0.5 million of accrued bonus expense related to the Company’s 2011 incentive compensation plan. Included in selling, general and administrative expenses for the quarter ended March 31, 2010 is approximately $1.5 million of accrued bonus expense related to the Company’s 2010 incentive compensation plan.

     Merger expenses. During the quarter ended March 31, 2011, the Company incurred $1.3 million of expenses related to the Merger discussed in Part I — Item 2. “Pending Merger.” There were no merger expenses incurred for the quarter ended March 31, 2010.
     Audit Committee investigation and related expenses. Audit Committee investigation and related expenses were $43,000 for the quarter ended March 31, 2011 as compared to $0.2 million for the quarter ended March 31, 2010. The Audit Committee investigation and related expenses incurred in the quarter ended March 31, 2011, primarily related to legal expenses incurred due to litigation filed by the Company against one of its insurance carriers. The Audit Committee investigation and related expenses incurred in the quarter ended March 31, 2010, are primarily due to legal expenses. See Part II — Item 1. “Legal Proceedings” for further discussion of the Audit committee investigation and related legal matters.
     Depreciation and amortization. Depreciation and amortization expense was $0.9 million and $0.8 million, respectively, for the quarters ended March 31, 2011 and 2010, respectively. The increase in depreciation and amortization is primarily due to an increase in capital expenditures.
     Interest income. Interest income was $5,000 for the quarter ended March 31, 2011 compared to $20,000 for the quarter ended March 31, 2010. During the quarters ended March 31, 2011 and 2010, the Company had no borrowings outstanding on its Credit Agreement resulting in a reduction in interest expense. This reduction, combined with earnings on cash balances, resulted in net interest income for each period.
     Income tax provision. The income tax provision for the quarter ended March 31, 2011 was $1.4 million as compared with $2.3 million for the quarter ended March 31, 2010. This decrease was the result of a decrease in income from continuing operations before income tax provision from $5.6 million for the quarter ended March 31, 2010 to $3.1 million for the quarter ended March 31, 2011.
     Income from continuing operations. Income from continuing operations for the quarter ended March 31, 2011 was $1.8 million, as compared with $3.3 million for the quarter ended March 31, 2010 as the result of the factors discussed above.
     Income (loss) from discontinued operations, net of taxes. Income from discontinued operations, net of taxes, for the quarter ended March 31, 2011 was $5,000 as compared with a loss of $53,000 for the quarter ended March 31, 2010. Income (loss) from discontinued operations, net of taxes, represents the operating results of the Company’s correctional healthcare services contracts that have expired or otherwise been terminated. The classification of these expired contracts is the result of the Company’s application of U.S. GAAP related to discontinued operations. See Note 7 of the Company’s condensed consolidated financial statements for further discussion of this application of U.S. GAAP.
     Net income. Net income for the quarter ended March 31, 2011 was $1.8 million, or 1.1% of revenues, as compared with $3.2 million, or 2.0% of revenues, for the quarter ended March 31, 2010. This change in net income resulted from the factors discussed above.
Liquidity and Capital Resources
     Overview
     The Company had working capital of $12.7 million at March 31, 2011 compared to $15.7 million at December 31, 2010. At March 31, 2011, days sales outstanding in accounts receivable were 32, accounts payable days outstanding were 30 and accrued medical claims liability days outstanding were 45. At December 31, 2010, days sales outstanding in accounts receivable were 30, accounts payable days outstanding were 30 and accrued medical claims liability days outstanding were 48.
     The Company had stockholders’ equity of $57.5 million at March 31, 2011 compared to $55.8 million at December 31, 2010. The Company had cash and cash equivalents of $41.6 million at March 31, 2011 compared to $39.6 million at December 31, 2010. The increase in cash and cash equivalents was primarily due to cash flows from operating activities less capital expenditures. The Company had no outstanding balance on its credit facility at March 31, 2011 or December 31, 2010.

     Cash flows from operating activities represent the year to date net income plus adjustments for various non-cash charges, such as depreciation and amortization expense and share-based compensation expense, and changes in various components of working capital. Cash flows provided by operating activities during the quarter ended March 31, 2011 were $2.8 million, a decrease of $2.1 million from cash flows provided by operations during the quarter ended March 31, 2010 of $4.9 million.
     Cash flows used in investing activities were $1.0 million and $1.3 million for the quarters ended March 31, 2011 and 2010, respectively, which represented capital expenditures, which were financed through working capital.
     Cash flows provided by financing activities during the quarter ended March 31, 2011 were $0.2 million, which resulted from the issuance of common stock under the Company’s employee stock purchase plan. Cash flows provided by financing activities during the quarter ended March 31, 2010 were $0.2 million, which resulted from the issuance of common stock under the Company’s employee stock purchase plan of $0.2 million and cash receipts resulting from option exercises of $0.6 million, partially offset by dividends on common stock of $0.5 million.
     Share Repurchases
     On February 27, 2008, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $15 million of the Company’s common stock through the end of 2009. On July 28, 2009, the Company’s Board of Directors authorized the extension of this program by two years through the end of 2011, while maintaining the total $15 million limit. As of March 31, 2011, the Company has repurchased and retired a total of 891,850 shares of common stock under the stock repurchase program at an aggregate cost of approximately $11.2 million. The Company is prohibited under the terms of the Merger Agreement from making any additional repurchases of its common stock until the Merger closes or the Merger Agreement is terminated. See Part I — Item 2. “Pending Merger.”
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
     Dividends
     On April 12, 2011, the Company paid a $0.06 cash dividend per share on the Company’s common stock for the quarter ended March 31, 2011.
     The Board of Directors’ adoption of a dividend program reflects the Company’s intent to return capital to stockholders. The Company expects that any future quarterly cash dividends will be paid from cash generated by the Company’s business in excess of its operating needs, interest and principal payments on indebtedness, dividends on any future senior classes of the Company’s capital stock, if any, capital expenditures, taxes and future reserves, if any. Any future dividends will be authorized by the Board of Directors and declared by the Company based upon a variety of factors deemed relevant by directors of the Company. In addition, financial covenants in the Credit Agreement may restrict the Company’s ability to pay future quarterly dividends. The Board of Directors will continue to evaluate the Company’s dividend program each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects, and no assurance can be given that this dividend program will not change in the future. The Company is prohibited under the terms of the Merger Agreement from paying any additional dividends until the Merger closes or the Merger Agreement is terminated. See Part I — Item 2. “Pending Merger.”
     Credit Facility
     On July 28, 2009, the Company entered into a Revolving Credit and Security Agreement which was subsequently amended on March 2, 2010 (the “Credit Agreement”) with CapitalSource Bank (“CapitalSource”). The Credit Agreement is set to mature on October 31, 2011 and includes a $40.0 million revolving credit facility, with a current facility cap of $20.0 million, under which the Company has available standby letters of credit up to

$15.0 million. The Company may request an increase in the current facility cap of up to an additional $20.0 million subject to lender approval. The amount available to the Company for borrowings under the Credit Agreement is based on the Company’s collateral base, as determined under the Credit Agreement, and is reduced by the amount of each outstanding standby letter of credit. The Credit Agreement is secured by substantially all assets of the Company and its operating subsidiaries. At March 31, 2011 and December 31, 2010, the Company had no borrowings outstanding under the Credit Agreement. At March 31, 2011, the Company had $14.9 million available for borrowing, based on the current facility cap and the Company’s collateral base on that date and no standby letters of credit.
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
     The Credit Agreement requires the Company to maintain a minimum level of EBITDA of $8.0 million on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines EBITDA as net income plus interest expense, income taxes, depreciation expense, amortization expense, any other non-cash non-recurring expense, loss from asset sales outside of the normal course of business and charges and cash expenses arising out of the Audit Committee investigation into matters at SPP including any expenses or charges incurred in the associated shareholder securities suit provided such amounts, net of insurance recoveries, do not exceed $4.5 million in the aggregate, minus gains on asset sales outside the normal course of business or other non-recurring gains. The Company was in compliance with the minimum level of EBITDA covenant requirement at March 31, 2011.
     The Credit Agreement permits the Company to declare and pay cash dividends, but requires the Company to maintain both a pre-distribution fixed charge coverage ratio and a post-distribution fixed charge coverage ratio both calculated on a trailing twelve-month basis to be measured at the end of each calendar quarter. The Credit Agreement defines the pre-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures and cash income taxes paid or accrued. The Credit Agreement requires that the Company maintain a minimum pre-distribution fixed charge coverage ratio of 1.75. The Credit Agreement defines the post-distribution fixed charge coverage ratio as EBITDA, as defined above, divided by the sum of principal payments on outstanding debt, cash interest expense on outstanding debt, capital expenditures, cash income taxes paid or accrued, and cash dividends paid or accrued or declared. The Credit Agreement requires a minimum post-distribution fixed charge coverage ratio of 1.25 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is greater than or equal to $20.0 million for the most recent calendar quarter; or, a minimum post-distribution fixed charge coverage ratio of 1.50 if the Company’s average net cash (cash less outstanding debt) plus the average amount available for borrowing under the Credit Agreement is less than $20.0 million for the most recent calendar quarter. At March 31, 2011, the Company was in compliance with both the pre-distribution fixed charge coverage ratio and the post-distribution fixed charge coverage ratio. The Company is prohibited under the terms of the Merger Agreement from paying any additional dividends until the Merger closes or the Merger Agreement is terminated.
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
     Other Financing Transactions
     At March 31, 2011, the Company was contingently liable for $6.6 million of performance bonds.
     Off-Balance Sheet Transactions
     As of March 31, 2011, the Company did not have any off-balance sheet financing transactions or arrangements except for operating leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact the condensed consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company’s exposure to market risk is primarily related to changes in the variable interest rate under the Company’s Credit Agreement. The Credit Agreement contains an interest rate based on the one-month LIBOR rate, subject to a minimum LIBOR rate of 3.14%; therefore the Company’s cash flow may be affected by changes in the one-month LIBOR rate. A hypothetical 10% change in the underlying interest rate for the quarter ended March 31, 2011 would have had no material effect on interest expense paid under the Credit Agreement. Net interest income represents less than 1% of the Company’s revenues for each of the quarters ended March 31, 2011 and 2010. The Company has no debt outstanding at March 31, 2011.
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

PART II:
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is subject to legal proceedings in the ordinary course of business. A discussion is provided below of significant outstanding matters for which there have been updates during 2011. For a discussion of all other significant outstanding matters, please refer to Note 21 of the Company’s 2010 Annual Report on Form 10-K filed on March 3, 2011.
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
     DeSantis Professional Liability Suit. On August 26, 2010, Theresa DeSantis and Julie Giangiolini, as guardians of the estate of Anthony DeSantis, Jr., filed a complaint in the Court of the Sixteenth Judicial Circuit in Kane County, Illinois alleging that PHS, by and through the actions of its medical staff committed medical negligence which caused Anthony DeSantis Jr. to suffer from significant injuries. Plaintiffs seek damages to recoup compensation for past and future pain and suffering, loss of income, medical bills incurred and for the cost of future medical treatment. This matter is currently in the discovery phase; however, the Company believes that a negative outcome is probable and has recorded significant reserves related to this matter. Such reserves are included in the Company’s reserves for professional liability claims which total $24.3 million at March 31, 2011. Should the ultimate resolution of this matter exceed the Company’s recorded reserves and available insurance coverage, such resolution could have a material adverse effect on the Company’s results of operations, financial position or cash flows in future periods.
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
     Matters involving PHS and Baltimore County, Maryland. PHS is currently involved in a lawsuit with its former client, Baltimore County, Maryland (the “County”) in the Circuit Court for Baltimore County, Maryland seeking collection of outstanding receivable balances, damages for breach of contract, quantum meruit, and unjust enrichment as well as prejudgment interest (the “Collection Matter”). The outstanding receivable balances total approximately $1.7 million at March 31, 2011 and are primarily related to services performed by PHS between April 1, 2006 and September 14, 2006 while PHS and the County were jointly seeking a judicial interpretation of a contract dispute regarding whether the County had timely exercised its first renewal option under its contract with PHS.
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
     The Collection Matter, although filed, was initially dormant, pending the resolution of the Contract Matter. As discussed in more detail below, the Contract Matter was resolved in favor of PHS on August 26, 2008, when the Maryland Court of Appeals (the State’s highest appellate court) denied the County’s request for a review of a Maryland Court of Special Appeals decision in favor of PHS. After the resolution of the Contract Matter, the parties, during 2009, commenced the discovery process on the Collection Matter. On March 30, 2010, the court held a scheduling conference in which the judge set February 8, 2011 as the trial date for the Collection Matter. Prior to the trial date, preliminary settlement discussions were conducted without resolution. Subsequently, the parties agreed to forego the trial and resolve the Collection Matter through binding arbitration which is expected to occur during the third quarter of 2011. PHS believes, in the case of the Collection Matter, that it has a valid and meritorious cause of action and, as a result, has concluded that the outstanding receivables, which represent services performed under the relationship between the parties, continues to be probable of collection. However, although PHS believes it has valid contractual and legal arguments, an adverse result in the Collection Matter could have a negative impact on PHS’ ability to collect the outstanding receivable amount and result in losses in future periods.
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
Litigation Related to the Merger
     On March 4, 2011, a purported class action lawsuit was filed on behalf of the Company’s stockholders in the Chancery Court for Davidson County, Tennessee, docketed as Colleen Witmer, individually and on behalf of all others similarly situated, v. America Service Group Inc., Valitás Health Services, Inc., Whiskey Acquisition Corp., Burton C. Einspruch, William M. Fenimore, Jr., John W. Gildea, Richard Hallworth, John C. McCauley, Michael W. Taylor, and Richard D. Wright, Case No. 11-0300-IV. The lawsuit alleges, among other things, that the Company’s Board of Directors (the “Board”) breached fiduciary duties owed to the Company’s stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process when approving the Merger. The complaint also alleges that the Company, Valitás and Merger Sub aided and abetted the members of the Board in the alleged breach of their fiduciary duties. The complaint seeks an order enjoining or rescinding the Merger, together with other relief.

     Pursuant to the terms of the Merger Agreement, it is a condition to the completion of the Merger that there does not exist any law or governmental order prohibiting or making illegal the completion of the Merger. However, the Company believes the lawsuit is wholly without merit.
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
     On July 22, 2009, the Court administratively closed the shareholder litigation case, while the parties pursued mediation of this matter. On February 19, 2010, the parties agreed to the terms of a mediator’s proposal to settle all of the claims in this lawsuit. At a hearing on October 15, 2010, the Court approved the settlement, entering a final judgment and dismissing with prejudice all claims against all defendant in the litigation. The settlement provided for payment by the Company of $10.5 million and issuance by the Company of 300,000 shares of common stock. The total value of the settlement, based upon the Company’s closing share price for its common stock of $15.12 per share on October 15, 2010, was approximately $15.0 million. The Company considers this matter closed.
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

     Delaware Department of Justice Inquiry. On April 4, 2006, the Company received a letter notifying it that the Office of the Attorney General, Delaware Department of Justice is conducting an inquiry into the indirect payment of claims by the Delaware Department of Correction to SPP beginning in July 2002 and ending in the spring of 2005 for pharmaceutical services. There can be no assurance that the Delaware Department of Justice inquiry will not result in the Company incurring additional investigation and related expenses; being required to make additional refunds; incurring criminal, or civil penalties, including the imposition of fines; or being debarred from pursuing future business in certain jurisdictions. Management of the Company is unable to predict the effect that any such actions may have on its business, financial condition, results of operations or stock price. During the second quarter of 2010, the Company received a written offer from the Delaware Department of Justice to settle the inquiry in exchange for a cash payment. The Company has reserves totaling $0.4 million related to this matter which is the Company’s estimate of refund and associated interest due to the Delaware Department of Corrections, which was serviced by a customer of SPP (see Note 4). This amount is recorded in accrued expenses in the Company’s consolidated balance sheet. The Company is continuing to cooperate with the Delaware Department of Justice during its inquiry.
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
ITEM 1A. RISK FACTORS
     The Company previously disclosed risk factors under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2010. The risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company deems immaterial may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

2.1	—	Agreement and Plan of Merger, dated March 2, 2011 by and among Valitás Health Services, Inc., Whiskey Acquisition Corp. and America Service Group Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011).

3.1	—	Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

3.2	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of America Service Group Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2004).

3.3	—	Amended and Restated By-Laws of America Service Group Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2009).

4.1	—	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2002).

4.2	—	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 10, 1999).

11	—	Computation of Per Share Earnings.*

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by U.S. GAAP related to earnings per share is provided in Note 20 to the condensed consolidated financial statements in this report.

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

Dated: May 2, 2011